Form 10-Q
period 2015-06-30
JM Global Holding Co
filed 2015-09-08
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-37513

JM GLOBAL HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	47-3709051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1615 South Congress Avenue Suite 103 Delray Beach, FL	33445
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (561) 900-3672

Not applicable

 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of September 8, 2015, there were 6,562,500 shares of the Company’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JM GLOBAL HOLDING COMPANY
CONDENSED INTERIM BALANCE SHEET (UNAUDITED)
June 30, 2015

ASSETS
CURRENT ASSETS:
Cash	$4,877
Deferred offering costs	160,807
Total assets	$165,684

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	$4,000
Due to affiliates	142,388
Total current liabilities	146,388

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value, 15,000,000 shares authorized; 1,504,688 shares issued and outstanding	150
Additional paid-in capital	24,850
Accumulated deficit	(5,704)

TOTAL STOCKHOLDERS' EQUITY	19,296
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$165,684

The accompanying notes are an intergral part of the unaudited condensed interim financial statements

1

JM GLOBAL HOLDING COMPANY
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

April 10, 2015 (date of inception) to June 30, 2015

Revenue	$-

Formation, general and administrative expenses	(5,704)

Net loss attributable to common stock	$(5,704)

Weighted average number of common stock outstanding	1,504,688
Basic and diluted net loss per share	$(0.00)

The accompanying notes are an intergral part of the unaudited condensed interim financial statements

JM GLOBAL HOLDING COMPANY
CONDENSED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
For the period from April 10, 2015 ( date of inception) to June 30, 2015

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to initial stockholder on April 22, 2015 at $0.01662 per share	1,504,688	$150	$24,850	$-	$25,000

Net loss	-	-	-	(5,704)	(5,704)

Balance, June 30, 2015	1,504,688	$150	$24,850	$(5,704)	$19,296

The accompanying notes are an intergral part of the unaudited condensed interim financial statements

JM GLOBAL HOLDING COMPANY
CONDENSED INTERIM STATEMENT OF CASH FLOWS (UNAUDITED)
For the period from April 10, 2015 (date of inception ) to June 30, 2015

Cash flows from operating activities:
Net loss	$(5,704)
Adjustments to reconcile net loss to net cash used in operating activity
Changes in operating assets and liabilities
Increase in accrued expenses	4,000
Net cash used in operating activities	(1,704)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	25,000
Payments for deferred offering costs	(160,807)
Proceeds from due to affiliates	142,388
Net cash provided by financing activities	6,581

Net increase in cash	4,877
Cash, beginning of period	-

Cash, end of period	$4,877

The accompanying notes are an intergral part of the unaudited condensed interim financial statements

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2015

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

JM Global Holding Company (the “Company,” “we” or “us”), is a newly organized blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Business Combination”). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s sponsor is Zhong Hui Holding Limited, a Seychelles limited company (the “Sponsor”). The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on July 23, 2015. The Sponsor purchased, simultaneously with the closing of the Public Offering, 250,000 units at $10.00 per unit in a private placement for an aggregate price of $2,500,000. Each unit purchased is substantially identical to the units sold in the Public Offering, except that the Sponsor has agreed that it will not seek redemption of the stock contained within such units. In addition, the Sponsor purchased an aggregate of 3,000,000 units in the Public Offering. The Sponsor has agreed that it will not seek redemption of 1,000,000 shares of the 3,000,000 shares purchased in the Public Offering. In the event that the Company is unable to complete its initial Business Combination within 24 months from the closing of the Public Offering, the non-redeemable 1,000,000 Sponsor shares will be entitled to the liquidation rights described in the “Business Combination” section.

Upon the closing of the Public Offering and the private placement, $50,000,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee.

Trust Account

An amount equal to 100% of the gross proceeds of the Public Offering received on July 29, 2015 is being held in a trust account (“Trust Account”) and will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

Other than the withdrawal of interest to pay taxes or for working capital, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the outstanding public shares included in the units sold in the Public Offering if the Company is unable to complete the Business Combination within 24 months from the closing of the Public Offering.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may decide to not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. In the event that the Company is required to seek stockholder approval in connection with its initial Business Combination, the Company will proceed with a Business Combination only if a majority of the aggregate outstanding shares that are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to redeem their shares of its common stock upon the consummation of its initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for working capital purposes or the payment of taxes, divided by the number of then outstanding shares of common stock that were sold as part of the Units in the Public Offering, which the Company refers to as its public shares, subject to the limitations described within the registration statement and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed Business Combination. These shares of common stock are recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity”. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2015

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Company has until 24 months from the closing of the Public Offering (the “Combination Period”) to consummate its initial Business Combination. If the Company is unable to complete its initial Business Combination within 24 months from the closing of the Public Offering the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) distribute the aggregate amount then on deposit in the trust account, including a portion of the interest earned thereon which was not previously used for working capital, but net of any taxes, pro rata to its public stockholders by way of redemption of its public shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of its plan of dissolution and liquidation; in the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Section 102(b)(1) of the Jumpstart Its Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of its financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. and pursuant to the rules and regulations of the SEC. The accompanying unaudited interim financial statements recognize April 10, 2015 as our date of inception.

Development stage company

The Company complies with the reporting requirements of Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce date maintenance and, for those entities subject to audit, audit costs by eliminating the requirements for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity. Early application of each of the amendments is permitted for any annual reporting periods or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of July 29, 2015. No amounts were accrued for the payment of interest and penalties at July 29, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

 JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Deferred offering costs

Deferred offering costs consist of legal, underwriter and accounting fees incurred through the balance sheet date that are directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering on July 29, 2015.

Accrued expenses and due to affiliate

Accrued expenses represents amounts the Company owes to its vendors, for which service has been provided but the Company has not paid for. Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

Going concern

In August 2014, the FASB issued ASU 2014-15, ‘‘Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern’’ (‘‘ASU 2014-15’’). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Redeemable Common Stock

4,000,000 of the 5,000,000 common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common stock under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001.

Accordingly, at July 29, 2015, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value. As of June 30, 2015, there was no redeemable common stock issued.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

 JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2015

3. PUBLIC OFFERING

On July 29, 2015, the Company sold 5,000,000 units (additionally, within 45 days of the Public Offering, 750,000 units may be purchased if the underwriter's overallotment option is exercised in full) at a purchase price of $10.00 per unit (“Public Units”) in the Public Offering. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one common stock purchase warrant. The Company did not register the shares of common stock issuable upon exercise of the warrants at this time. However, the Company has agreed to use its best efforts to file and have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants, to maintain a current prospectus relating to those shares of common stock until the earlier of the date the warrants expire or are redeemed and, the date on which all of the warrants have been exercised and to qualify the resale of such shares under state blue sky laws, to the extent an exemption is not available. Each warrant will entitle the holder to purchase one-half a share of common stock at an exercise price of $5.75 ($11.50 per whole share). Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will become exercisable on the later of (a) 30 days after the consummation of its initial Business Combination, or (b) 12 months from the closing of the Public Offering. The warrants will expire at 5:00 p.m., New York time, five years after the consummation of its initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to us and not placed in the Trust Account. The warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days prior written notice after the warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

The Company paid an upfront underwriting discount of $1,250,000 (approximately 2.5% of the gross proceeds of the Public Offering) of the per unit offering price to the underwriters at the closing of the Public Offering. The amount was charged to the additional paid in capital account.

The Company has agreed to sell to the underwriter (and/or its designees), for $100, as additional compensation, an option to purchase up to a total of 400,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $4,000,000) upon the closing of the Public Offering. Since the option is not exercisable until the earliest on the closing of our initial business combination, the option will effectively represent the right to purchase up to 400,000 shares of common stock and 400,000 warrants to purchase 200,000 shares at $11.50 per full share for an aggregate maximum amount of $6,300,000. The units issuable upon exercise of this option are identical to those issued in the Public Offering. (See Note 5). As of the date of this filing, the $100 was not received by the Company.

4. RELATED PARTY TRANSACTIONS

Founder shares

In April 2015, the Sponsor purchased 1,504,688 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or $0.01662 per share which included an aggregate of 192,188 founder shares that were subject to forfeiture by the Sponsor. On September 5, 2015, the underwriter's overallotment option expired unexercised, resulting in the Sponsor's forfeiture of 192,188 founder shares. In June 2015, our Sponsor transferred 164,063 Founder Shares to each of Tim Richerson, our Chief Executive Officer, and Peter Nathanial, our President, as well as 3,000 Founder Shares to each of Messrs. Jetta and Qu, our independent directors. These 334,126 Founder Shares will not be subject to forfeiture in the event the underwriter’s overallotment option is not exercised in full. The Founder Shares are identical to the shares of common stock included in the Units sold in the Public Offering, except that (1) the founder shares are subject to certain transfer restrictions, as described in more detail below, and (2) our initial stockholders have agreed: (i) to waive their redemption rights with respect to their founder shares in connection with the consummation of a Business Combination and (ii) to waive their redemption rights with respect to their founder shares if we fail to complete our Business Combination within 24 months from the closing of this offering. However, our initial stockholders will be entitled to redemption rights with respect to any public shares they hold by way of public market purchase if we fail to consummate a Business Combination within such time period. If we submit our initial Business Combination to our public stockholders for a vote, our initial stockholders have agreed to vote its founder shares and any public shares held in favor of our initial Business Combination. The initial stockholders will own founder shares equal to 20.0% of the Company’s issued and outstanding shares after the Public Offering and private placement regardless of the extent that the over-allotment option is exercised.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2015

4. RELATED PARTY TRANSACTIONS (cont.)

Our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until one year after our initial Business Combination (the “lock up”). Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or if we consummate a transaction after our initial Business Combination which results in our stockholders having the right to exchange their shares for cash or property, the founder shares will be released from the lock-up.

The Sponsor purchased an aggregate of 3,000,000 units in the Public Offering. The Sponsor has agreed that it will not seek redemption of 1,000,000 shares included in such units.

Private Placement

In July 2015, the sponsor purchased 250,000 placement units, each consisting of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate,) in a private placement that occurred simultaneously with the completion of the Public Offering. In addition, possible working capital loans by our sponsor, management team, their affiliates and other third parties may be converted into warrants of the post-business combination entity at a price of $0.50 per warrant (a maximum of 1,000,000 warrants if up to $500,000 is loaned and that amount is converted into warrants). The placement warrants, and the loan warrants, if any, are (or will be) identical to the warrants sold in the Public Offering, except that, if held by our sponsor or their permitted assigns, they (a) may be exercised for cash or on a cashless basis; (b) are not subject to being called for redemption and (c) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions), be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination. The Sponsors have agreed that the warrants purchased will not be sold or transferred until 30 days following consummation of a Business Combination, subject to certain limited exceptions. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the initial stockholders will expire worthless.

The private placement warrants and the common shares issuable upon exercise of the private placement warrants will not be transferable, assignable or salable until 30 days after the consummation of our initial Business Combination and the placement warrants will be non-redeemable so long as they are held by our Sponsor or its affiliates or designees. If the private placement warrants are held by someone other than the Sponsors, or their respective permitted transferees, the private placement warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering.

Due to Affiliates

In order to finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment, other than the interest income earned thereon. Up to $1,000,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the placement warrants. The terms of such loans by our Sponsors, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2015

4. RELATED PARTY TRANSACTIONS (cont.)

For the period from April 10, 2015 (inception) through June 30, 2015, the Company’s sponsor advanced to us a total of $140,500 and one of our officers advanced us a total of $1,888, a portion of which has been used for the payment of costs associated with the Public Offering. These advances are non-interest bearing and unsecured. As of the date of this filing, the Company’s sponsor advanced amount was not repaid by the Company.

5. COMMITMENTS & CONTINGENCIES

The underwriter was entitled to an underwriting discount of two and a half percent (2.5%) which was paid in cash. In the event the underwriters exercise the overallotment option within 45 days of the Public Offering, the maximum number of additional units that may be sold is 750,000 at $10.00 per unit.

The Company has agreed to sell the underwriter (and/or its designees), for $100, as additional compensation, an option to purchase up to a total of 400,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $4,000,000) upon the closing of the Public Offering. Since the option is not exercisable until the earliest on the closing of our initial business combination, the option will effectively represent the right to purchase up to 400,000 shares of common stock and 400,000 warrants to purchase 200,000 shares at $11.50 per full share for an aggregate maximum amount of $6,300,000. The units issuable upon exercise of this option are identical to those offered in the Public Offering. This option may be exercised during the five-year period from the date of the Public Offering commencing on the later of the consummation of an initial business transaction and the one-year anniversary of the date of the Public Offering. The Company intends to account for the fair value of the unit purchase option, net of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. As of the date of this filing, the $100 was not received by the Company. The Company estimates the fair value of this unit purchase option is approximately $2.02 per unit (for a total fair value of approximately $669,114) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 11.15%, (2) risk-free interest rate of 1.36% and (3) expected life of 5 years. Because the Company’s units do not have a trading history, the volatility assumption is based on information currently available to management. The volatility assumption was calculated using the average volatility of exchange-traded funds tracking various indices, which are representative of the sectors on which the company intends to focus for the initial business transaction, including: Fidelity Select Consumer Staples Portfolio, Rydex Consumer Products Fund, Icon Consumer Staples, Putnam Global Consumer Fund, and Vanguard Consumer Staples ETF. The Company believes that the volatility estimate is a reasonable benchmark to use in estimating the expected volatility of the units. Although an expected life of five years was used in the calculation, if the Company does not consummate a business transaction within the prescribed time period and it liquidates, the option will become worthless. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of cash.

6. STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2015, there were 1,504,688 shares of common stock issued and outstanding. The shares included an aggregate of 192,188 shares that were subject to forfeiture by our sponsor to the extent that the underwriter did not exercise its overallotment option so that holders of founder shares will own in the aggregate a number of founder shares equal to 20% of the aggregate of our founder shares, our private placement shares and our issued and outstanding public shares after the Public Offering.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2015

6. STOCKHOLDERS’ EQUITY (cont.)

Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2015, there were no shares of preferred stock issued and outstanding. The rights privileges, restrictions and conditions of the preferred shares have not been determined.

7. SUBSEQUENT EVENTS

On July 29, 2015, The sponsor purchased 250,000 placement units, each consisting of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate,) in a private placement that occurred simultaneously with the completion of the Public Offering The private placement warrants and the common shares issuable upon exercise of the private placement warrants will not be transferable, assignable or salable until 30 days after the consummation of our initial Business Combination and the placement warrants will be non-redeemable so long as they are held by our Sponsor or its affiliates or designees. If the private placement warrants are held by someone other than the Sponsors, or their respective permitted transferees, the private placement warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering.

On July 29, 2015, the Company sold 5,000,000 units (additionally, within 45 days of the Public Offering, 750,000 units may be purchased if the underwriter's overallotment option is exercised in full) at a purchase price of $10.00 per unit (“Public Units”) in the Public Offering. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one common stock purchase warrant. The Sponsor purchased an aggregate of 3,000,000 units in the Public Offering. The Sponsor has agreed that it will not seek redemption of 1,000,000 shares included in such units.

On September 5, 2015, the underwriter's overallotment option expired unexercised, resulting in the Sponsor's forfeiture of 192,188 founder shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to JM Global Holding Company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (“Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We consummated our Public Offering on July 29, 2015. We are currently in the process of evaluating and identifying targets for a business combination. We are evaluating acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all. While we currently intend to consummate our initial business combination with a target business in the consumer products industry in the United States, we are not limited to a particular industry or geographic region. We intend to effectuate our initial business combination using cash from the proceeds of the Public Offering and the private placement of the placement units, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination.

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in this offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand and the lender demands payment;

●	limitations on our ability to obtain additional financing if the debt security contains covenants restricting our ability to incur debt;

●	our inability to pay dividends on our common stock due to covenants limiting or prohibiting dividends;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce, or possibly eliminate, the funds available for use as dividends on our common stock, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate; and

As indicated in the accompanying unaudited interim financial statements, at June 30, 2015, we had $4,877 in cash, and our net tangible book value was $19,296. However, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to consummate our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from April 10, 2015 (inception) through June 30, 2015, we had a net loss of $5,704 and incurred costs of $160,807 related to the Company’s Public Offering which were classified as deferred offering costs on the Company’s balance sheet.

The Company’s entire activity from April 10, 2015 (inception) through June 30, 2015, was in preparation for the Public Offering, which was consummated on July 29, 2015. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from our Public Offering.

Our only activities since inception have been organizational activities and those necessary to prepare for the Public Offering. Following the Public Offering, we will not generate any operating revenues until, at the earliest, the consummation of our initial business combination. We will generate non-operating revenues in the form of interest income on cash and cash equivalents after the Public Offering. There has been no significant change in our financial position since the date of our audited financial statements. After the Public Offering, we expect to incur significantly increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses incurred in identifying and examining target businesses and completing our initial business combination.

We are an emerging growth company as defined in the JOBS Act. As an emerging growth company, we have elected, pursuant to Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. We will therefore delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We may take advantage of this extended transition period until the earlier of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Securities Act Section 7(a)(2)(B). As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Upon the issuance of a new or revised accounting standard that applies to our financial statements and has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently-issued accounting standard.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $4,877. Until the consummation of the Public Offering on July 29,2015, the Company’s only source of liquidity was an initial purchase of our ordinary shares and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

Subsequent to the quarterly period covered by this report, on July 29, 2015, we consummated the Public Offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of 250,000 placement units to our sponsor. Each private placement unit consists of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate). We received net proceeds from the Company’s Public Offering and the private placement of approximately $50,833,000, net of the underwriting commissions and fees of $1,250,000 (none of which were incurred from April 10, 2015 through June 30, 2015) and offering costs and other expenses of approximately $417,000. For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, refer to Note 3 and Note 5 of the unaudited interim financial statements included in Part I, Item 1 and in Part II, Item 2 of this Report.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations.

Critical Accounting Policies

The preparation of interim financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of July 29, 2015. No amounts were accrued for the payment of interest and penalties at July 29, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Deferred offering costs

Deferred offering costs consist of legal, underwriter and accounting fees incurred through the balance sheet date that are directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering on July 29, 2015.

Accrued expenses and due to affiliates

Accrued expenses represents amounts the Company owes to its vendors, for which service has been provided but the Company has not paid for. Due to affiliates represents entity formation costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

Going concern

In August 2014, the FASB issued ASU 2014-15, ‘‘Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern’’ (‘‘ASU 2014-15’’). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2015 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated July 23, 2015 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated July 23, 2015 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In April 2015, the Sponsor purchased an aggregate of 1,504,688 shares of common stock, for an aggregate offering price of $25,000, at an average purchase price of approximately $0.017 per share. Up to 192,188 founder shares where subject to forfeiture depending on the extent to which the underwriters’ over-allotment option in connection with the Initial Public Offering is exercised. On September 5, 2015, the underwriter's overallotment option expired unexercised, resulting in the Sponsor's forfeiture of 192,188 founder shares. The number of founder shares issued and subsequently forfeited was determined based on the expectation that such founder shares would represent 20% of the aggregate of the founder shares, private placement shares and public shares upon completion of the Initial Public Offering. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

Subsequent to the quarterly period covered by this report, on July 29, 2015, we consummated our Initial Public Offering of 5,000,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Initial Public Offering. However, if we do not complete a Business Combination within the period allotted to complete the Business Combination, the warrants will expire at the end of such period. If we are unable to deliver registered shares of common stock to the holder upon exercise of warrants issued in connection with the 5,000,000 units during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Initial Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The units in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $50,000,000. Cantor Fitzgerald & Co. acted as underwriter. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-204995). The SEC declared the registration statement effective on July 23, 2015.

Simultaneously with the consummation of the IPO, we consummated a private placement of 250,000 units at a price of $10.00 per unit, to our Sponsor, generating total proceeds of $2,500,000.  The units purchased in the private placement are substantially similar to the units sold in the IPO, except that (i) the placement units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of the Business Combination and (ii) the warrants underlying the placement units (x) will be non-redeemable so long as they are held by the Sponsor or its permitted transferees and (y) may be exercisable on a cashless basis. If the placement warrants are held by holders other than the Sponsor, the placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units sold in the Initial Public Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

In connection with the IPO, the Company also agreed to sell to Cantor Fitzgerald & Co. (and/or its designees), for $100, an option to purchase up to a total of 400,000 units exercisable at $10.00 per unit commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus relating to the Initial Public Offering. The units issuable upon exercise of this option are identical to the units sold in the Initial Public Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Cantor Fitzgerald & Co., as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D. As of the date of this filing, the $100 was not received by the Company.

We paid a total of $1,250,000 in underwriting discounts and commissions and approximately $282,009 for other costs and expenses related to the offering.  After deducting the underwriting discounts and commissions and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the private placement was $50,832,990, of which $50,000,000 (or approximately $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1#	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
#	Furnished herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JM GLOBAL HOLDING COMPANY

Date: September 8, 2015	By:	/s/ Tim Richerson
	Name:	Tim Richerson
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

