Form 10-Q
period 2015-09-30
JM Global Holding Co
filed 2015-11-05
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of November 4, 2015, there were 6,562,500 shares of the Company’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JM GLOBAL HOLDING COMPANY

CONDENSED INTERIM BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2015

ASSETS
CURRENT ASSETS:
Cash	$764,316
Prepaid assets	13,339
Total current assets	777,655
Trust account	50,007,840
Total assets	$50,785,495
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,759
Accrued expenses	9,134
Due to affiliates	140,500
Total current liabilities	153,393

Common stock subject to possible redemption: 4,000,000 shares (at a redemption value of approximately $10 per share)	40,000,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 29,000,000 shares authorized; 2,562,500 shares issued and outstanding (excluding 4,000,000 shares subject to redemption)	256
Additional paid-in capital	10,662,028
Accumulated deficit	(30,182)
Total stockholders’ equity	10,632,102
Total liabilities and stockholders’ equity	$50,785,495

The accompanying notes are an integral part of the unaudited condensed financial statements

JM GLOBAL HOLDING COMPANY

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2015	April 10, 2015 (date of inception) to September 30, 2015

Revenue	$-	$-

Operating expenses	32,318	38,022

Loss from operations	(32,318)	(38,022)

Interest income	7,840	7,840
Net loss attributable to common stock	(24,478)	(30,182)

Weighted average number of common stock outstanding	2,314,708	1,840,887

Basic and diluted net loss per share	$(0.01)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed interim financial statements

JM GLOBAL HOLDING COMPANY

CONDENSED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period from April 10, 2015 ( date of inception) to September 30, 2015

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to initial stockholder on April 22, 2015 at $0.01662 per share	1,504,688	150	24,850	-	25,000

Sale of common stock on July 29, 2015 at $10.00 per share	5,250,000	525	52,499,475	-	52,500,000

Underwriters' discount and offering expenses			(1,862,816)	-	(1,862,816)

Proceeds from sale of underwriter options			100	-	100

Ordinary shares subject to possible redemption	(4,000,000)	(400)	(39,999,600)	-	(40,000,000)

Forfeiture of 192,188 ordinary shares as a result of no over-allotment option exercised	(192,188)	(19)	19	-	-

Net loss	-	-	-	(30,182)	(30,182)

Balance, September 30, 2015	2,562,500	$256	$10,662,028	$(30,182)	$10,632,102

The accompanying notes are an integral part of the unaudited condensed interim financial statements

JM GLOBAL HOLDING COMPANY

CONDENSED INTERIM STATEMENT OF CASH FLOWS (UNAUDITED)

For the period from April 10, 2015 (date of inception ) to September 30, 2015

Cash flows from operating activities:
Net loss	$(30,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities “
Increase in prepaid expenses	(13,339)
Increase in accounts payable	3,759
Increase in accrued expenses	9,134
Net cash used in operating activities	(30,628)

Cash flows from investing activities:
Proceeds deposited in Trust Account	(50,000,000)
Interest income reinvested in Trust Account	(7,840)
Net cash used in investing activities	(50,007,840)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	25,000
Proceeds from sale of units in Private Placement	2,500,000
Proceeds from sale of units in Public Offering, net of offering expenses paid	48,137,184
Proceeds from sale of underwriter options	100
Proceeds from due to affiliates, net	140,500
Net cash provided by financing activities	50,802,784

Net increase in cash	764,316
Cash, beginning of period	-

Cash, end of period	$764,316

The accompanying notes are an integral part of the unaudited condensed interim financial statements

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2015

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on July 23, 2015. The Sponsor purchased, simultaneously with the closing of the Public Offering on July 29, 2015, 250,000 units at $10.00 per unit in a private placement for an aggregate price of $2,500,000. Each unit purchased is substantially identical to the units sold in the Public Offering, except that the Sponsor has agreed that it will not seek redemption of the stock contained within such units. In addition, the Sponsor purchased an aggregate of 3,000,000 units in the Public Offering. The Sponsor has agreed that it will not seek redemption of 1,000,000 shares of the 3,000,000 shares purchased in the Public Offering. In the event that the Company is unable to complete its initial Business Combination within 24 months from the closing of the Public Offering, the non-redeemable 1,000,000 Sponsor shares will be entitled to the liquidation rights described in the “Business Combination” section.

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

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may decide to not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. In the event that the Company is required to seek stockholder approval in connection with its initial Business Combination, the Company will proceed with a Business Combination only if a majority of the aggregate outstanding shares that are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to redeem their shares of its common stock upon the consummation of its initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for working capital purposes or the payment of taxes, divided by the number of then outstanding shares of common stock that were sold as part of the Units in the Public Offering, which the Company refers to as its public shares, subject to the limitations described within the registration statement and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed Business Combination. These shares of common stock, excluding the 1,000,000 non-redeemable shares of the 3,000,000 shares purchased in the Public Offering by the Sponsor, are recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity”. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2015

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

September 30, 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2015. No amounts were accrued for the payment of interest and penalties at September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2015.

Cash and securities held in Trust Account

At September 30, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Deferred offering costs

Deferred offering costs consist of legal, underwriter and accounting fees incurred through the balance sheet date that are directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering on July 29, 2015. Offering costs amounting to $1,862,816 were charged to stockholders’ equity upon completion of the Offering.

Accrued expenses and due to affiliate

Accrued expenses represents amounts the Company owes to its vendors, for which service has been provided but the Company has not paid for. Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

Redeemable Common Stock

As discussed in Note 4, 4,000,000 of the 5,000,000 shares of common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

Accordingly, at September 30, 2015, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value.

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

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2015

3. PUBLIC OFFERING

On July 29, 2015, the Company sold 5,000,000 units at a purchase price of $10.00 per unit (“Public Units”) in the Public Offering. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one common stock purchase warrant. The Company did not register the shares of common stock issuable upon exercise of the warrants at this time. However, the Company has agreed to use its best efforts to file and have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants, to maintain a current prospectus relating to those shares of common stock until the earlier of the date the warrants expire or are redeemed and, the date on which all of the warrants have been exercised and to qualify the resale of such shares under state blue sky laws, to the extent an exemption is not available. Each warrant will entitle the holder to purchase one-half a share of common stock at an exercise price of $5.75 ($11.50 per whole share). Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will become exercisable on the later of (a) 30 days after the consummation of its initial Business Combination, or (b) 12 months from the closing of the Public Offering. The warrants will expire at 5:00 p.m., New York time, five years after the consummation of its initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to us and not placed in the Trust Account. The warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days prior written notice after the warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

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

4. RELATED PARTY TRANSACTIONS

Founder shares

In April 2015, the Sponsor purchased 1,504,688 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or $0.01662 per share which included an aggregate of 192,188 founder shares that were subject to forfeiture by the Sponsor to the extent that the overallotment option was not exercised by the underwriter. In June 2015, our Sponsor transferred 164,063 Founder Shares to each of Tim Richerson, our Chief Executive Officer, and Peter Nathanial, our President, as well as 3,000 Founder Shares to each of Messrs. Jetta and Qu, our independent directors. These 334,126 Founder Shares were not subject to forfeiture in the event the underwriter’s overallotment option was not exercised in full. The Founder Shares are identical to the shares of common stock included in the Units sold in the Public Offering, except that (1) the founder shares are subject to certain transfer restrictions, as described in more detail below, and (2) our initial stockholders have agreed: (i) to waive their redemption rights with respect to their founder shares in connection with the consummation of a Business Combination and (ii) to waive their redemption rights with respect to their founder shares if we fail to complete our Business Combination within 24 months from the closing of this offering. However, our initial stockholders will be entitled to redemption rights with respect to any public shares they hold by way of public market purchase if we fail to consummate a Business Combination within such time period. If we submit our initial Business Combination to our public stockholders for a vote, our initial stockholders have agreed to vote its founder shares and any public shares held in favor of our initial Business Combination. The initial stockholders will own founder shares equal to 20.0% of the Company’s issued and outstanding shares after the Public Offering and private placement regardless of the extent that the over-allotment option is exercised.

On September 8, 2015, the Sponsor forfeited 192,188 Founder Shares since the overallotment was not exercised, so that the initial stockholders own 20.0% of the Company’s issued and outstanding ordinary shares after the Public Offering.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2015

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

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2015

4. RELATED PARTY TRANSACTIONS (cont.)

For the period from April 10, 2015 (inception) through September 30, 2015, the Company’s sponsor advanced to us a total, net of repayments, of $140,500 which has been used for the payment of costs associated with the Public Offering. These advances are non-interest bearing and unsecured. As of the date of this filing, the Company’s sponsor advanced amount was not repaid by the Company.

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

6. Trust Account

A total of $50,000,000, which includes $47,500,000 of the net proceeds from the Public Offering and $2,500,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of September 30, 2015, the balance in the Trust Account was $50,007,840.

As of September 30, 2015, the Company’s Trust Account consisted of $49,999,502 in U.S. Treasury Bills, $7,758 in accrued interest and $580 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying September 30, 2015 balance sheet and adjusted for the amortization or accretion of premiums or discounts.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2015

6. Trust Account (cont.)

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2015 is as follows:

Held-To-Maturity	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
U.S. Treasury Securities	$49,999,502	$22,796	$50,022,298

7. Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2015 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and securities held in Trust Account	$50,007,840	$50,007,840	$-	$-

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2015

8. STOCKHOLDERS’ EQUITY (cont.)

Common stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2015, there were 6,562,500 shares of common stock issued and outstanding (including 4,000,000 shares of common stock subject to redemption).

Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2015, there were no shares of preferred stock issued and outstanding. The rights privileges, restrictions and conditions of the preferred shares have not been determined.

9. SUBSEQUENT EVENTS

On October 30, 2015, the Company entered into a twelve-month consulting agreement (the “Agreement”) with FirsTrust China Ltd. (the “Consultant”), pursuant to which the Consultant agreed to provide advisory services relating to potential business combination transactions, including but not limited to: identifying potential target candidates and providing necessary business analysis and evaluation of such targets; conducting due diligence on such targets and advising the Company on specific merger or acquisition issues; and, following the Company’s initial business combination, assisting the Company with its internal and external investor relations and public relations staff to build market awareness among institutional investors and other potential investors. Either party may terminate the Agreement after six months, upon three days written notice to the other party for any reason.

Pursuant to the Agreement, the Company agreed to pay the Consultant a monthly fee of $20,000, payable quarterly in advance. In addition, the Company agreed to issue to the Consultant 20,000 restricted shares of the Company’s common stock (the “Shares”) upon the closing of the Company’s initial business combination. The Company has estimated the fair value of the shares issuable to the Consultant to be approximately $200,000, which will be expensed on a pro-rata basis, over the term of the contract. The Consultant is entitled to piggy-back registration rights relating to the Shares similar to the piggy-back registration rights granted to the Company’s initial stockholders.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from April 10, 2015 (inception) through September 30, 2015, we had a net loss of $30,182 and incurred costs of $1,862,816 related to the Company’s Public Offering which have been charged to stockholders’ equity.

The Company’s entire activity from April 10, 2015 (inception) through July 29, 2015, was in preparation for the Public Offering, which was consummated on July 29, 2015. Since that date, the Company has engaged in a search for a target for the Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from our Public Offering.

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

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $764,316. Until the consummation of the Public Offering on July 29,2015, the Company’s only source of liquidity was an initial purchase of our ordinary shares and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

On July 29, 2015, we consummated the Public Offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of 250,000 placement units to our sponsor. Each private placement unit consists of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate). We received net proceeds from the Company’s Public Offering and the private placement of approximately $50,800,000, net of the underwriting commissions and fees of $1,250,000 and offering costs and other expenses of approximately $600,000. For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, refer to Note 3 and Note 5 of the unaudited interim financial statements included in Part I, Item 1 and in Part II, Item 2 of this Report.

As of September 30, 2015, $50,007,840 was held in the Trust Account and we had cash outside of trust of $764,316 and $153,393 in accounts payable, accrued expenses and due to affiliates. Through September 30, 2015, the Company had not withdrawn any funds from interest earned on the trust proceeds. Furthermore, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2015.

Cash and securities held in Trust Account

At September 30, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Deferred offering costs

Deferred offering costs consist of legal, underwriter and accounting fees incurred through the balance sheet date that are directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering on July 29, 2015. Offering costs amounting to $1,862,186 were charged to stockholders’ equity upon completion of the Offering.

Accrued expenses and due to affiliates

Accrued expenses represents amounts the Company owes to its vendors, for which service has been provided but the Company has not paid for. Due to affiliates represents entity formation costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

Redeemable Common Stock

4,000,000 of the 5,000,000 common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

Accordingly, at September 30, 2015, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2015 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at September 30, 2015.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Simultaneously with the consummation of the Initial Public Offering (the “IPO”), we consummated a private placement of 250,000 units at a price of $10.00 per unit, to our Sponsor, generating total proceeds of $2,500,000.  The units purchased in the private placement are substantially similar to the units sold in the IPO, except that (i) the placement units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of the Business Combination and (ii) the warrants underlying the placement units (x) will be non-redeemable so long as they are held by the Sponsor or its permitted transferees and (y) may be exercisable on a cashless basis. If the placement warrants are held by holders other than the Sponsor, the placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units sold in the Initial Public Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

On July 29, 2015, we consummated our IPO of 5,000,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one-half of one share of our common stock at an exercise price of $5.75 per half share ($11.50 per whole share). The units in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $50,000,000. Cantor Fitzgerald & Co. acted as underwriter. We paid a total of $1,250,000 in underwriting discounts and commissions and approximately $613,000 for other costs and expenses related to the offering.  After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our Initial Public Offering and the private placement was $50,832,990, of which $50,000,000 (or approximately $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account. The remaining net proceeds of approximately $833,000 not held in the Trust account became available to use to cover operating expenses. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-204995). The SEC declared the registration statement effective on July 23, 2015.

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

JM GLOBAL HOLDING COMPANY

Date: November 5, 2015	By:	/s/ Tim Richerson
	Name:	Tim Richerson
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

