Form 10-K
period 2015-12-31
JM Global Holding Co
filed 2016-03-28
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-37513

JM GLOBAL HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	47-3709051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1615 South Congress Avenue Suite 103 Delray Beach, Florida	33445
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (561) 900-3672

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the NASDAQ Capital Market on July 24, 2015 and the registrant’s shares of common stock and warrants began trading on the NASDAQ Capital Market on September 11, 2015. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on December 31, 2015, as reported on the Nasdaq Capital Market, was $9.50.

As of March 28, 2016, there were 6,562,500 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “company” or “our company” refer to JM Global Holding Company;

●	our “sponsor” refer to Zhong Hui Holding Limited, a Republic of Seychelles registered company. The sole director, officer and shareholder of our sponsor is the Chairman of our Board of Directors;

●	“initial holders” or “initial stockholders” are to our officers, directors and to our sponsor;

●	“founder shares” are to 1,312,500 shares of our common stock held by our initial stockholders;

●	our “management” or our “management team” refer to our officers and certain of our directors;

●	our “public shares” are to shares of our common stock sold as part of the units in our initial public offering offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” refer to the holders of our public shares, which may include our initial holders and members of our management team if and to the extent they purchase public shares, provided that any such holder’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“private placement” refer to the private placement of 250,000 units purchased by our sponsor, which occurred simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $2.5 million;

●	“placement units” are to the 250,000 units purchased separately by our sponsor in the private placement, each placement unit consisting of one placement share and one warrant to purchase one half of one placement share;

●	“placement shares” are to an aggregate of 250,000 shares of our common stock included within the placement units purchased separately by our sponsor in the private placement; and

●	“placement warrants” are to warrants to purchase an aggregate of 125,000 shares of our common stock included within the placement units purchased separately by our sponsor in the private placement.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1.   Business

Introduction

We are a blank check company formed in April 2015 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Report as our initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination.

For our initial business combination we are focused on industries that complement our management team’s background, focusing on the consumer products sector in the United States (which may include a business based in the United States which has distribution opportunities outside the United States). Consumer products include goods and services that are bought for personal and household use and intended for direct use or consumption. We are focused on established products that have a long history of consumer demand, are used frequently and must be replaced as opposed to durable items that people keep for a long time, such as cars and furniture. These type of products and segments are also easier to manage and operationally forecast, with which our management team and directors have much experience.

We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. Our management team’s network and investing and operating experience do not guarantee a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed. Past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. However, we may structure our initial business combination to acquire less than 100% of the equity interest or assets of the target business, but only if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target. We believe that, if we own a majority of the target’s outstanding voting securities, we will not be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, since the securities of a majority owned subsidiary that is not itself deemed an investment company are not deemed to be “investment securities” as defined in the Investment Company Act, and since we expect that 60% or more of the value of our total assets (excluding government securities and cash) will be represented by the securities of our target business which we expect will be an operating business. Even if we own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction.

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions or taxes payable on interest) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not independently able to determine the fair market value of the target business or businesses, we will obtain an opinion with respect to the satisfaction of such criteria from an independent investment banking firm that is a member of the Financial Industry Regulating Authority, or FINRA, and reasonably acceptable to Cantor Fitzgerald & Co., or Cantor Fitzgerald, the underwriter of our initial public offering. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be required to consummate a business combination with a target whose fair market value equals at least 80% of the balance in the trust account (less any deferred underwriting commissions or taxes payable on interest).

Business Strategy

We seek to capitalize on the significant consumer products knowledge, experience and contacts of Qi (Jacky) Zhang, the Chairman of our Board of Directors, Tim Richerson, our Chief Executive Officer, Chief Financial Officer and a director, and the financial expertise of Peter Nathanial, our President and a director, to identify, evaluate, acquire and operate a target business. If we elect to pursue an investment outside of the consumer products industry, our management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding that industry might not be relevant to an understanding of the business that we elect to acquire.

We seek to acquire established consumer product branded businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial redirection to maximize value. We do not intend to acquire start-up companies, companies with speculative business plans or companies that are excessively leveraged.

Our acquisition and value creation strategy is to identify, acquire, and after our initial business combination, to build, a diversified consumer products branded company. We are focused on consumer companies that distribute a broad range of products for various customers and end use markets in multiple channels (a few examples are selling these products through retail stores, purchasing online or via a direct selling experience) but also might be limited in geography. We believe our management team has prior and current experience and access to sales channels and consumer markets outside the United States as well that could be helpful in a consumer product business combination.

We have identified the following criteria that we use in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	Size Of Business. We seek to acquire one or more businesses or entities with an enterprise value of approximately $50,000,000 to $200,000,000, determined in the sole discretion of our officers and directors according to reasonably accepted valuation standards and methodologies. We believe that this market segment provides the greatest number of opportunities for investment and is the market consistent with our sponsor’s previous investment history and where we believe we have the strongest network to identify opportunities.

●	Established Companies with Proven Track Records. We seek to acquire established companies with consistent historical financial performance. We are typically focused on companies with a history of strong operating and financial results and strong fundamentals. We do not intend to acquire start-up companies or companies with recurring negative free cash flow.

●	Strong Management Team. We seek to acquire one or more businesses or entities that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We are focused on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their stockholders and expect that the operating and financial abilities of our executive team and board will complement their own capabilities.

●	Strong Competitive Position. We are focused on targets that have a leading, growing or niche market position in their respective category. We expect to analyze the strengths and weaknesses of target businesses relative to their competitors. We seek to acquire a business that demonstrates advantages when compared to their competitors, which may help to protect their market position and profitability.

●	Companies with Revenue and Earnings Growth or Potential for Revenue and Earnings Growth. We seek to acquire one or more businesses or entities that have achieved or have the potential for significant revenue and earnings growth through a combination of organic growth, new product markets and geographies, expense reduction and increased operating leverage.

●	Benefit from Being a Public Company. We intend to acquire a company that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

Significant Activities Since Inception

On July 29, 2015, we consummated our initial public offering of 5,000,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant to purchase one-half of one share of common stock for an exercise price of $5.75 per half share ($11.50 per whole share), pursuant to a registration statement on Form S-1 (File No. 333-204995). The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $50,000,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our initial public offering, we completed a private placement of 250,000 units at a price of $10.00 per unit, issued to Zhong Hui Holding Limited, our sponsor, generating gross proceeds of $2,500,000.  A total of $50,000,000 from the net proceeds from our initial public offering and the private placement were placed in a trust account established for the benefit of our public stockholders.

The units began trading on July 24, 2015 on the NASDAQ Stock Market under the symbol “WYIGU”. Commencing on September 11, 2015, the securities comprising the units began separate trading. The units, common stock and warrants are trading on the NASDAQ Stock Market under the symbols “WYIGU,” “WYIG” and “WYIGW.”

Effecting our Initial Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of our initial public and the private placement, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination.

If we pay for our initial business combination using stock or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Nasdaq rules require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions or taxes payable on interest) at the time of our signing a definitive agreement in connection with our initial business combination. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be subject to that requirement. There is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Sources of Acquisition Candidates

Target business candidates are, and have been, brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates present solicited or unsolicited proposals. We expect such sources to continue to become aware that we are seeking a business combination candidate by a variety of means, including publicly available information relating to our initial public offering, public relations and marketing efforts or direct contact by management.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. We have engaged, and may in the future engage, on a non-exclusive basis, the services of professional firms or other individuals that specialize in business acquisitions and we have paid, and may in the future pay, a finder’s fee, consulting fee or other compensation to such third parties based on the terms of the transaction and the terms and conditions of the arrangements with such third parties. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. However, our agreement with FirsTrust China Ltd., or FT, dated October 30, 2015, provides that we pay FT a monthly fee of $20,000, payable quarterly in advance. Such fee is paid out of the funds held outside of the trust account. Either party may terminate such agreement beginning on April 30, 2016, upon three days written notice to the other party for any reason. In addition, we have entered into, and may in the future enter into, other consulting arrangements pursuant to which we are obligated to make a retainer payment and pay additional fees upon the consummation of our initial business combination. In no event will our initial stockholders or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than (i) repayment of any loans that our sponsor, management team, their affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment other than interest earned thereon); and (ii) reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, initial holders, officers, directors or their affiliates. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with such persons in the pursuit of an initial business combination. If we seek to complete an initial business combination with such a company or we partner with such persons in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA and reasonably acceptable to Cantor Fitzgerald, that such an initial business combination is fair to our stockholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain a financial fairness opinion from an independent investment banking firm that is a member of FINRA. If we do not obtain such an opinion, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

Selection of a target business and structuring of our initial business combination

Subject to the Nasdaq requirement that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions or taxes payable on interest) at the time of our signing a definitive agreement in connection with our initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be subject to the Nasdaq requirement. In any case, we intend to consummate our initial business combination only if we (or any entity that is a successor to us in a business combination) will acquire a majority of the outstanding voting securities or assets of the target with the objective of making sure that we are not required to register as an investment company under the Investment Company Act. We believe that, if we own a majority of the target’s outstanding voting securities, we will not be required to register as an investment company under the Investment Company Act since the securities of a majority owned subsidiary that is not itself deemed an investment company are not deemed to be “investment securities” as defined in the Investment Company Act, and since we expect that 60% or more of the value of our total assets (excluding government securities and cash) will be represented by the securities of our target business which we expect will be an operating business. We seek to acquire established companies that have demonstrated sound historical financial performance. Although we are not restricted from doing so, we do not intend to acquire start-up companies. To the extent we effect a business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating a target business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that members of our management team will have experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve a business combination

We may not seek stockholder approval before we effect our initial business combination as not all business combinations require stockholder approval under applicable state law. However, we will seek stockholder approval if it is required by law or Nasdaq, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a table of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Permitted purchases of our securities

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, directors, officers or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. We anticipate that our initial stockholders, directors, officers or their affiliates would approach a limited number of large holders of our securities that have voted against the business combination or sought redemption of their shares, or that have indicated an intention to do so, and engage in direct negotiations for the purchase of such holders’ positions. All holders approached in this manner would be institutional or sophisticated holders. There is no limit on the number of shares they may acquire. Our initial holders, directors, officers, advisors or their affiliates will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act of 1934, as amended, or the Exchange Act, or in transactions which would violate Section 9(a)(2) or Rule 10(b)-5 under the Exchange Act. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either enter make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary. Although they do not currently anticipate paying any premium purchase price for such public shares, there is no limit on the price they may pay. We will notify stockholders of such purchases, if any, by press release, filing a Form 8-K or by means of a supplement to our proxy statement.

The purpose of such purchases would be to (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

As a consequence of any such purchases by our initial stockholders, directors, officers or their affiliates, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the continued listing of our securities on Nasdaq or another national securities exchange in connection with our initial business combination

Our initial stockholders, officers, directors and/or their affiliates anticipate that they will identify the public stockholders with whom they may pursue privately negotiated purchases through either direct contact by the public stockholders or by our receipt of redemption requests or votes against the business combination submitted by such public stockholders following our mailing of proxy materials in connection with our initial business combination. The sellers of any shares so purchased by our initial stockholders, officers, advisors, directors and/or their affiliates would, as part of the sale arrangement, revoke their election to redeem such shares and withdraw their vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M and the other federal securities laws. Any open market purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of our shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders (including our sponsor and its associated parties, with respect to up to 2,000,000 of the 3,000,000 shares included in the units purchased by such parties in our initial public offering) with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes or the payment of taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The initial holders have each agreed, with respect to their founder shares, placement shares and 1,000,000 of the 3,000,000 shares included in the units purchased by our sponsor and its associated parties in our initial public offering, to waive their respective redemption rights in connection with the consummation of our initial business combination.

Manner of Conducting Redemptions

We will provide our stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either in connection with a stockholder meeting called to approve the business combination or by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or by a Nasdaq listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of the proposed business combination, and

●	file tender offer documents with the SEC prior to consummating our initial business combination that will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

If we conduct redemptions pursuant to the tender offer rules, our offer to redeem must remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period. In connection with the consummation of our business combination, we may redeem pursuant to a tender offer up to that number of shares of common stock (including up to 2,000,000 of the 3,000,000 shares included in the units purchased by our sponsor and its associated parties in our initial public offering) that would permit us to maintain net tangible assets of $5,000,001. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. If the aggregate cash consideration we would be required to pay for all shares of common stock that are validly tendered plus the amount of any cash payments required pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, taking into consideration the requirement that we maintain net tangible assets of at least $5,000,001 or such greater amount depending on the terms of our potential business combination, we will not consummate the business combination, we will not purchase any shares of common stock pursuant to the tender offer and any shares of common stock tendered pursuant to the tender offer will be returned to the holders thereof following the expiration of the tender offer.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our stockholders, not just our public stockholders. In connection with any such tender offer, holders of founder shares have agreed to waive their redemption rights with respect to their founder shares and placement shares.

If, however, stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders (including our sponsor and its associated parties, with respect to up to 2,000,000 of the 3,000,000 shares included in the units purchased by such parties in our initial public offering) with the redemption rights described above upon consummation of the initial business combination.

If we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. Our sponsor and the other initial holders have agreed to vote their founder shares and placement shares and any public shares held by them in favor of our initial business combination. Our sponsor and initial stockholders currently own 69.5% of our outstanding shares of common stock. Additionally, each public stockholder may elect to redeem its public shares, irrespective of whether it votes for or against the proposed transaction, for cash equal to its pro rata share of the aggregate amount then on deposit in the trust account, including interest but less interest released to us for working capital purposes, to pay taxes or dissolution costs and subject to certain volume limitations, as described below. In addition, holders of founder shares have agreed to waive their redemption rights with respect to their founder shares and placement shares.

Limitation on redemption upon consummation of a business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to 20.0% or more of the shares sold in our initial public offering. This restriction will not apply to our sponsor or to parties associated with our sponsor that purchased units in our initial public offering. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding an aggregate of 20.0% or more of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20.0% (less one share) of the shares sold in our initial public offering, we believe we will limit the ability of a small number of stockholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

Tendering stock certificates in connection with redemption rights

If we hold a stockholder meeting to approve a potential business combination, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have until two days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures historically used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivers its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of a business combination.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights (including our sponsor and its associated parties, with respect to up to 2,000,000 of the 3,000,000 shares included in the units purchased by such parties in our initial public offering) would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate a business combination with a different target until July 29, 2017.

Redemption of public shares and liquidation if no initial business combination

Holders of founder shares, and our officers and directors, have agreed that we will have until July 29, 2017 to complete our initial business combination. If we are unable to consummate our initial business combination by July 29, 2017, we will distribute the aggregate amount then on deposit in the trust account, pro rata to our public stockholders, by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. If we have not consummated a business combination by July 29, 2017, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although, we expect all or substantially all of the interest released to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial holders, including our sponsor, have agreed to waive their redemption rights (i) with respect to their founder shares and placement shares in connection with the consummation of a business combination and (ii) with respect to their founder shares and placement shares if we fail to consummate a business combination by July 29, 2017 or if we liquidate prior to July 29, 2017. However, our sponsor and parties associated with it will be entitled to redemption rights on the same terms as other public stockholders with respect to up to 2,000,000 of 3,000,000 public shares which they purchased in our initial public offering; they have waived their redemption rights with respect to the remaining 1,000,000 public shares which they purchased in our initial public offering in connection with the consummation of a business combination.

There will be no redemption rights or liquidating distributions from us with respect to our founder shares or placement shares if we do not consummate a business combination by July 29, 2017.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the approximately $623,000 of proceeds from our initial public offering and the private placement held out of trust as of December 31, 2015, interest income on the balance of the trust account (net of any taxes payable), which will be released to us to fund our working capital requirements, and any potential loans from our sponsor, management team, their affiliates or other third parties for working capital purposes and to pay expenses to identify an initial business combination, although we cannot assure you that there will be sufficient funds for such purposes or that such loans would be made. If such funds are insufficient, our sponsor has agreed to pay the balance of the amount necessary to complete such liquidation (currently anticipated to be no more than approximately $30,000) and has agreed not to seek repayment for such amounts.

The proceeds deposited in the trust account could become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than the $10.00 per public share initially on deposit in the trust account. Under Section 281(b) of the Delaware General Corporation Law, or DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of our sponsor before our entering into an agreement with such third party. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where our sponsor executes a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, pursuant to a written agreement, Mr. Zhang, the Chairman of our Board of Directors, has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Zhang will not be responsible to the extent of any liability for such third party claims. We cannot assure you, however, that Mr. Zhang will be able to satisfy those obligations.

If the proceeds in the trust account are reduced below $10.00 per public share and Mr. Zhang asserts that he is unable to satisfy any applicable obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Zhang to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Zhang to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in a particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We have access to approximately $632,000 from the proceeds from our initial public offering and the private placement held out of trust as of December 31, 2015, any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). If we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders (including our sponsor and its associated parties, with respect to up to the 3,000,000 shares included in the units purchased by such parties in our initial public offering) upon the redemption of our public shares if we do not consummate our initial business combination by July 29, 2017 may be considered a liquidation distribution under Delaware law. If the corporation elects to comply with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by July 29, 2017 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination by July 29, 2017, at the discretion of our board, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although, we expect all or substantially all of such interest released to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following July 29, 2017 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not elect to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation and Mr. Zhang’s indemnification of the trust account against certain claims as previously described in this section, we believe that the claims that could be made against us will be significantly limited and that the likelihood that any claim that would result in any liability extending to the trust account is remote.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders (including our sponsor and its associated parties, with respect to the 3,000,000 shares included in the units purchased by such parties in our initial public offering) will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not consummate a business combination by July 29, 2017 or if they redeem their respective shares for cash upon the consummation of the initial business combination. Also, our management may cease to pursue a business combination prior to July 29, 2017 (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. These provisions, which cannot be amended without the approval of holders owning 90% of the issued and outstanding shares of our common stock, are as follows:

●	if we are unable to consummate our initial business combination by July 29, 2017, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although, we expect all or substantially all of such interest released to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination;

●	although we do not currently intend to enter into a business combination with a target business that is affiliated with holders of founder shares, our directors or officers, we are not prohibited from doing so. If we propose to do so, we, or a committee of independent directors, must obtain an opinion from an independent investment banking firm that is a member of FINRA and reasonably acceptable to Cantor Fitzgerald that such a business combination is fair to our stockholders from a financial point of view;

●	if a stockholder vote on our initial business combination is not required by law or Nasdaq and we do not decide to hold a stockholder vote for business or other reasons, we must offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to consummating our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act; and

●	we may not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In addition, our amended and restated certificate of incorporation provides that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. This notwithstanding, if the effect of any proposed amendment, if adopted, would be either to (i) reduce the amount in the in the trust account available to redeeming stockholders to less than $10.00 per public share, or (ii) delay the date on which a public stockholder could otherwise redeem shares for such per share amount in the trust account, we will provide a right for dissenting public shareholders to redeem public shares if such an amendment is approved.

Competition

In identifying, evaluating and selecting a target business for a business combination, we have encountered, and may continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders (including our sponsor and its associated parties, with respect to up to 2,000,000 of the 3,000,000 shares included in the units purchased by such parties in our initial public offering) who exercise their redemption rights may reduce the resources available to us for an initial business combination. In addition, the number of our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our affairs but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

Our units, common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate and report on our internal control procedures for the fiscal year ending December 31, 2016 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years from the date of the consummation of our initial public offering, although if our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or if the market value of our common stock that are held by non-affiliates exceeds $700 million on the last day of our second fiscal quarter, we would cease to be an “emerging growth company” as of the following fiscal year.

Item 1A. Risk Factors

You should carefully consider the following risk factors and all other information contained in this Report, including the financial statements. If any of the following events occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are an early stage company with no operating history and no revenue and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating history and no revenue. We will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of acquiring one or more operating businesses in the consumer products industry in the United States. If we fail to complete a business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law or the rules of Nasdaq, which means we may consummate our initial business combination even if a majority of our public stockholders (excluding our sponsor and its associated parties, with respect to the 3,000,000 shares included in the units purchased by such parties in our initial public offering) does not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For example, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20.0% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we structure a business combination that requires us to issue more than 20.0% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock (excluding our sponsor and its associated parties, with respect to the 3,000,000 shares included in the units purchased by such parties in our initial public offering) does not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our sponsor and the other initial holders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike some other blank check companies in which the founders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor and the other initial holders have agreed to vote those shares and any placement shares and public shares they hold, in favor of our initial business combination. Our sponsor and other initial stockholders, in the aggregate, own 69.5% of our issued and outstanding common stock. Accordingly, if we seek stockholder approval of our initial business combination, the necessary stockholder approval will be received, which would not be the case if holders of founder shares agreed to vote their founder shares, placement shares and public shares in accordance with the majority of the votes cast by our public stockholders.

Your ability to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may consummate a business combination without seeking stockholder approval (unless stockholder approval is required by law or Nasdaq rules, or we decide to obtain stockholder approval for business, legal, or other reason), and our sponsor and other initial stockholders own 69.5% of the issued and outstanding shares of our common stock, public stockholders may not have the right to vote on the business combination. Accordingly, your ability to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights with respect to a proposed business combination.

The ability of our public stockholders to redeem their shares for cash may make us unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

Our amended and restated certificate of incorporation requires us to provide all of our stockholders (including our sponsor and its associated parties, with respect to up to 2,000,000 of the 3,000,000 shares included in the units purchased by such parties in our initial public offering) with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although each initial holder and each holder of placement units has agreed to waive his, her or its respective redemption rights with respect to founder shares and placement shares held by him, her or it in connection with the consummation of our initial business combination. We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than the amount necessary to satisfy such a closing condition, or less than the $5,000,001 minimum of tangible net assets which we are required to maintain, we would not proceed with such redemption and the related business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

Because each warrant is exercisable for only one-half of one share of common stock, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one share of common stock. Warrants may be exercised only for a whole number of shares. No fractional shares will be issued upon exercise of the warrants. This is different from other companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if each unit included a warrant to purchase one whole share.

The ability of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the consummation of our business combination, we may redeem up to that number of shares of common stock (including up to 2,000,000 of the 3,000,000 shares included in the units purchased by our sponsor and its associated parties in our initial public offering) that would permit us to maintain net tangible assets of $5,000,001. However, we may be required to maintain significantly larger amounts of cash depending upon the terms of the business combination. Accordingly, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercises its redemption rights than we expect. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we will be unable to complete a proposed business combination and that you would have to wait for liquidation in order to redeem your stock.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination, the ability of our public stockholders to cause us to redeem their shares in connection with such proposed transaction will increase the risk that we will not meet that condition and, accordingly, that we will not be able to complete the proposed transaction. If we do not complete a proposed business combination, you would not receive your pro rata portion of the trust account until we liquidate or you are able to sell your stock in the open market. If you were to attempt to sell your stock in the open market at that time, the price you receive could represent a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate.

The requirement that we complete a business combination by July 29, 2017 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination by July 29, 2017. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with it, we may be unable to identify another target business and complete a business combination with any target business. This risk will increase as we get closer to July 29, 2017. Depending upon when we identify a potential target business, we may have only a limited amount of time to conduct due diligence and may enter into a business combination on terms that we might have rejected upon a more comprehensive investigation.

We may not be able to consummate a business combination by July 29, 2017, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by July 29, 2017. We may not be able to find a suitable target business and consummate a business combination within that time period. If we have not consummated a business combination by July 29, 2017, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although we expect all or substantially all of such interest to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to complete our initial business combination within the prescribed time frame, our warrants will expire worthless.

Our outstanding warrants may not be exercised until after the completion of our initial business combination and are not entitled to participate in the redemption of the shares of our common stock conducted in connection with the consummation of our business combination. Accordingly, our warrants will expire worthless if we are unable to consummate a business combination by July 29, 2017, or earlier if our board resolves to liquidate and dissolve in connection with a failed business combination.

If we seek stockholder approval of our business combination, our initial stockholders, directors, officers and their affiliates may elect to purchase shares of common stock from public stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, directors, officers or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Our directors, officers or their affiliates will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act or in a transaction which would violate Section 9(a)(2) or Rule 10(b)-5 under the Exchange Act. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

You will not have any rights to, or interest in, funds from the trust account, except under limited circumstances. To liquidate your investment, therefore, you may be forced to sell your shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination by July 29, 2017, subject to applicable law; or (iii) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to July 29, 2017 (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time that we will be able to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by July 29, 2017 is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond July 29, 2017 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since we intend to use the net proceeds from our initial public offering to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5.0 million, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that our securities are tradable and that we will have a longer period of time to complete a business combination than would companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us, except in connection with our consummation of an initial business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, a stockholder, or a “group” of stockholders (other than our sponsor or parties associated with our sponsor), who are deemed to hold an aggregate of 20.0% or more of our common stock may not redeem any shares they hold that equal or exceed such 20.0% amount.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 20.0% or more of the shares sold in our initial public offering. We refer to such shares aggregating 20.0% or more of the shares sold in our initial public offering as “Excess Shares”. This restriction will not apply to our sponsor or to parties associated with our sponsor that purchased units in our initial public offering.

Your inability to redeem any Excess Shares will reduce your influence over our ability to consummate a business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. As a result, you would continue to hold that number of shares exceeding 20.0% (less one share) and, in order to dispose of such shares, would be required to sell them in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be difficult for us to complete a business combination. If we are unable to complete our initial business combination, you may receive only $10.00 per share from our redemption of your shares, and our warrants will expire worthless.

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share from our redemption of our shares, and our warrants will expire worthless.

If the net proceeds from our initial public offering and the private placement held out of trust and the interest income earned on the trust account are insufficient to allow us to operate at least until July 29, 2017, we may be unable to complete our initial business combination.

Although we believe that the net proceeds from our initial public offering and the private placement held out of trust and the interest income earned on the trust account will be sufficient to allow us to operate until at least July 29, 2017, we cannot assure you of this. In particular, we currently use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business, and if we continue to use funds for such purposes or as a down payment on an acquisition or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, we could expend funds available to us more rapidly than we currently expect. It is possible that the amounts demanded for a no-shop provision or down payments will be in excess of funds then available to us, which would impair our ability to close a contemplated transaction. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will depend, in part, on interest earned on the trust account to fund our search, to pay our franchise and income taxes and to complete our initial business combination.

We will depend on interest being earned on the proceeds held in the trust account to provide us with working capital we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. Because of the current low interest rate environment, we may be unable to generate enough interest to fund our needs, thereby reducing funds available to us to identify target businesses and to structure, negotiate or close our initial business combination. If our funds are insufficient, and we are unable to generate funds from other sources, we may be forced to liquidate.

Subsequent to consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this examination will uncover all material risks that may be presented by a particular target business, or that factors outside of the target business and outside of our control will not later arise. Even if our due diligence successfully identifies the principal risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result, from time to time following our initial business combination, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Although these charges may be non-cash items and would not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Placing funds in the trust account may not protect those funds from third party claims against us. Although we intend to seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or, even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, claims for fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver. If any third party refuses to execute an agreement waiving claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement without a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any available alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of our sponsor before entering into an agreement with such third party.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills management believes to be significantly superior to those of other consultants who would execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where our sponsor executes a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account due to claims of such creditors. Pursuant to a written agreement, Qi (Jacky) Zhang, the Chairman of our Board of Directors, has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third party, Mr. Zhang will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Mr. Zhang has sufficient funds to satisfy his indemnity obligations, we have not asked Mr. Zhang to reserve for such indemnification obligations and we cannot assure you that he would be able to satisfy those obligations.

Our directors may decide not to enforce the indemnification obligations of Qi (Jacky) Zhang, the Chairman of our Board of Directors, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

If proceeds in the trust account are reduced below $10.00 per public share and Qi (Jacky) Zhang, the Chairman of our Board of Directors, asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Zhang to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Zhang to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, by making distributions to public stockholders before making provision for creditors, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims for punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be subject to burdensome regulatory requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments;

●	restrictions on the issuance of securities; and

●	restrictions on the incurrence of debt;

each of which may make it difficult for us to complete a business combination.

In addition, we may have to:

●	register as an investment company;

●	adopt a specific form of corporate structure; and

●	file reports, maintain records, and adhere to voting, proxy, disclosure and other requirements.

We do not believe that our anticipated principal activities will subject us to Investment Company Act regulation. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States treasury and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may make it more difficult to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to complete an initial business combination or operate the post-combination company successfully.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by July 29, 2017 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following July 29, 2017 if we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers or investment bankers) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination by July 29, 2017 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after we consummate a business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until December 31, 2016, for the purposes of electing directors in accordance with a company’s bylaws. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement. However, except as specified in the warrant agreement, in no event will we be required to issue cash, securities or other compensation in exchange for the warrants if we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the warrant holder will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and purchasers of placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may reduce the market price of our common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our in initial public offering, our initial holders, purchasers of placement units and their permitted transferees can demand that we register the founder shares, placement units, the placement shares and placement warrants included in the placement units, and the shares of common stock issuable upon exercise of the placement warrants. These registration rights will be exercisable at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities. If such persons exercise their registration rights in full, there will be an additional 1,312,500 shares of common stock and up to 125,000 shares of common stock issuable on exercise of the placement warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may reduce the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders are registered.

Because we are not limited to any particular industry or any specific target businesses with which to pursue a business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We seek to consummate a business combination with an operating company in the consumer products industry in the United States, but may also pursue acquisition opportunities in other business sectors or geographic regions, except that we are not, under our amended and restated certificate of incorporation, permitted to effectuate a business combination with another blank check company or similar company with nominal operations. Because we have not yet entered into a definitive agreement with any specific target business with respect to a business combination, you have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. If we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations of the entity with which we combine. Because we may seek to acquire businesses that potentially need financial, operational, strategic or managerial redirection, we may be affected by the risks inherent in the business and operations of a financially or operationally unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities in sectors outside of our industry focus (which may or may not be outside of our management’s area of expertise).

Although we currently intend to consummate a business combination in the consumer products industry in the United States, we will consider a business combination outside this industry if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company. If we elect to pursue an investment outside of the consumer products industry, our management’s expertise in that industry would not be directly applicable to its evaluation or operation, and the information contained herein regarding the consumer products industry might not be relevant to an understanding of the business that we elect to acquire.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target that does not meet such criteria and guidelines and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these criteria or guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA and, consequently, you may have no assurance from an independent source that the price we are paying for the target in our initial business combination is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA that the price we are paying is fair to our stockholders from a financial point of view. If we do not obtain an opinion, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 15,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 5,812,500 shares of common stock and 1,000,000 shares of preferred stock that are authorized, available for issuance and not reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of our existing investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate another target business and consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share from our redemption of our shares and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business due to a reduction in the funds available for expenses for relating to such efforts. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share from our redemption of their shares and our warrants will expire worthless.

We are dependent upon our officers and directors; the loss of any one or more of them could adversely affect our ability to complete a business combination.

Our operations depend upon the background, experience and contacts of our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. In addition, our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the search for a business combination and their other business commitments. We do not intend to have any full-time employees prior to the consummation of our business combination. Each of our officers and directors is engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our officers’ and directors’ other business commitments require them to devote substantial amounts of time in excess of their current commitment levels, it could limit their ability to devote time to our affairs which make it more difficult for us to identify an acquisition target and consummate our business combination.

Our success following our initial business combination likely will depend upon the efforts of management of the target business. The loss of any of the key personnel of the target’s management team could make it more difficult to operate the target profitably.

Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, we can offer no assurance that any will do so. Moreover, as a result of the existing commitments of our key personnel, it is likely that we will retain some or all of the management of the target business to conduct its operations. The departure of any key members of the target’s management team could thus make it more difficult to operate the post-combination business profitably. Moreover, to the extent that we will rely upon the target’s management team to operate the post-combination business, we will be subject to risks regarding their managerial competence. While we intend to closely scrutinize the skills, abilities and qualifications of any individuals we retain after a business combination, our ability to do so may be limited due to a lack of time, resources or information. Accordingly, we cannot assure you that our assessment of these individuals will prove to be correct and that they will have the skills, abilities and qualifications we expect.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us.

Our key personnel may decide to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business and cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors are now and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

We are in the business of identifying and combining with one or more businesses or entities, with a focus on consumer products businesses. Our officers and directors are now and may in the future become affiliated with entities that are in the consumer products industries or entities engaged in the business of acquiring other entities or businesses. In each case, our officers and directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us. Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply to us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations to other entities they may have. Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities. As a result, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing stockholders, which may raise potential conflicts of interest.

We may decide to acquire one or more businesses or entities affiliated with holders of founder shares, or our officers and directors. Our officers and directors also serve as officers and board members of other entities. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that the targeted affiliated entity met our criteria for a business combination and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA and that is reasonably acceptable to Cantor Fitzgerald regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses or entities affiliated with our officers, directors or holders of founder shares, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction, conflicts could invariably arise from the interest of the holder of founder shares or its affiliate in maximizing its returns, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public stockholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether before or after our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Since holders of founder shares and placement units will lose some of their investment in us if we do not consummate a business combination, and since certain of our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

Holders of founder shares currently own 1,312,500 shares of our common stock which will be worthless if we do not consummate our initial business combination. Our sponsor, an affiliate of our Chairman of the Board, purchased 250,000 placement units at a price of $10.00 per unit ($2,500,000 in the aggregate) in a private placement that occurred simultaneously with the completion of our initial public offering. These placement units and their component securities are subject to a lockup provisions. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement warrants which will expire worthless if we do not consummate a business combination by July 29, 2017. If we do not consummate a business combination, our sponsor will realize a loss on the placement shares it purchased. As a result, the personal and financial interests of certain of our officers and directors, directly or as members of our sponsor, in consummating an initial business combination, along with their flexibility in identifying and selecting a prospective acquisition candidate, may influence their motivation in identifying and selecting a target business combination and completing an initial business combination that is not in the best interests of our stockholders. Consequently, the discretion of our officers and directors in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in the best interest of our public stockholders.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our financial condition and the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or otherwise to incur debt, we may choose to incur substantial debt in order to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to meet our debt service obligations;

●	acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand and the lender demands payment;

●	our inability to obtain necessary additional financing if any debt we incur contains covenants restricting our ability to obtain additional financing while the debt is outstanding;

●	prohibitions of, or limitations on, our ability to pay dividends on our common stock;

●	use of a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, as well as for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of growth strategies and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a policy with respect to how much debt we may incur. To the extent that the amount of our debt increases, the impact of the effects listed above may also increase.

We may be able to complete a business combination with only one business, which would result in our success being dependent solely on a single business which may have a limited number of products or services. This lack of diversification may harm our operations and profitability.

We are not limited as to the number of businesses we may acquire in our initial business combination. However, we may not be able to effectuate a business combination with more than one target business because of various factors, including the limited amount of the net proceeds of our initial public offering. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks particular to the industry area in which the acquired business operates. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may:

●	solely depend upon the performance of a single business, property or asset, or

●	depend upon the development or market acceptance of a single or limited number of products, processes or services.

We may attempt to consummate business combinations with multiple prospective targets simultaneously, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to acquire several businesses simultaneously that are owned by different sellers, we will need each seller to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. In addition, we would face complex accounting issues in connection with such business combination, including the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, we may be unable to operate the combined business successfully, and you could lose some or all of your investment in us.

Our ability to consummate an attractive business combination may be impacted by the market for initial public offerings.

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although it is very likely that our target will want to be a public reporting company. If the market for initial public offerings is limited, we believe there will be a greater number of attractive target businesses open to being acquired by us as a means to achieve publicly held status. Alternatively, if the market for initial public offerings is robust, we believe that there will be fewer attractive target businesses amenable to being acquired by us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an initial business combination.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we expected, or not at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of the information developed during our due diligence examination, which may be limited. As a result, we could acquire a company that is not as profitable as we expected, or not at all. Furthermore, the relative lack of information about a private company may hinder our ability to properly assess the value of such a company which could result in our overpaying for that company.

If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that could result in us being unable to operate the business successfully.

We may effect an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to operate the acquired business successfully.

If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

We may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. However, we may structure our initial business combination to acquire less than 100% of the equity interest or assets of the target business, but only if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target. Even if we own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the warrants is higher than is typical in many similar blank check companies. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $5.75 per one half share, or $11.50 per full share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to consummate a business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and extended the term during which the company must consummate its initial public offering. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination. However, if the effect of the proposed amendments would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share, or (ii) delay the date on which a stockholder could otherwise redeem shares for the per share amount in the trust account, and if such amendments are approved by holders owning at least 90% of the issued and outstanding shares of our common stock, dissenting public stockholders will have the right to redeem their public shares.

Provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders owning 90% of the issued and outstanding shares of our common stock. Our sponsor and other initial stockholders, in the aggregate, own 69.5% of our outstanding common stock. Accordingly, these parties may exert a substantial and decisive influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the consummation of an initial business combination that our stockholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. Our amended and restated certificate of incorporation provides that provisions related to pre-business combination activity may be amended if approved by holders owning 90% of the issued and outstanding shares of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders owning 90% of the issued and outstanding shares of our common stock (in each case including all shares held by the initial holders, holders of placement units, our officers and our directors); provided, however, that if the effect of any proposed amendment, if adopted, would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share, or (ii) delay the date on which a public stockholder could otherwise redeem shares for such per share amount in the trust account, we will provide a right for dissenting public stockholders to redeem public shares if such an amendment is approved. Our sponsor and other initial stockholders, in the aggregate, own shares equal to 69.5% of our issued and outstanding shares of common stock. Accordingly, these parties may exert a substantial and decisive influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption.

Because of the size of our initial business combination, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We may be unable to obtain any necessary financing on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure or abandon the transaction and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us after a business combination.

Our sponsor and other initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our sponsor and other initial stockholders, in the aggregate, own shares equal to 69.5% of our issued and outstanding shares of common stock. Accordingly, these parties may exert a substantial and decisive influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. Our sponsor and other initial stockholders are not restricted from purchasing common stock in the aftermarket or in privately negotiated transactions, which would increase their control. Our sponsor and other initial stockholders do not have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our initial holders, is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, you should anticipate that our sponsor and other initial stockholders will continue to exert control at least until the consummation of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 90% of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 90% of the then outstanding warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 90% of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 90% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant. Our sponsor owns warrants equal to 61.9% of our issued and outstanding warrants. Accordingly, our sponsor may exert a substantial and decisive influence on actions relating to a vote to amend the terms of the warrants, as set forth above.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any placement warrants held by our sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate a business combination.

We issued warrants to purchase 2,500,000 shares of common stock as part of the units offered in our initial public offering. In addition, we sold 250,000 placement units to our sponsor, with each unit consisting of one placement share and a placement warrant to purchase one half of a share of common stock. In addition, our sponsor, members of our management team or their affiliates or other third parties may loan us amounts for working capital purposes or to finance transaction costs in connection with an intended initial business combination (although they are under no obligation to advance funds or invest in us), any portion or all of which may be converted, at their option, into additional warrants of the post-business combination entity at $0.50 per warrant, up to a maximum of 1,000,000 warrants for $500,000 in possible loans.

To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The placement warrants and any warrants to be issued to our sponsor, members of our management team, their affiliates or other third parties upon conversion of up to $500,000 in possible working capital loans are or would be identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor, or its permitted transferees, (a) they will not be redeemable by us, (b) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination and (c) they may be exercised by the holders on a cashless basis.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations, general market and economic conditions and forecasts, our general business condition and the release of our financial reports. An active trading market for our securities may never develop or, if developed, may not be sustained. You may be unable to sell your securities unless a market for such securities can be established or sustained.

Nasdaq may delist our securities from trading which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to a business combination. In order to continue listing our securities on Nasdaq prior to a business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000), a minimum number of public stockholders (generally 300 public holders), and a minimum number of shares held by non-affiliates (500,000 shares). Additionally, in connection with our business combination, it is likely that Nasdaq may require us to file a new initial listing application and meet its initial listing requirements which are more rigorous than Nasdaq’s continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board or the “pink sheets.” If this were to occur, there could be material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of, or no, news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are listed on Nasdaq, our securities are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Purchases of common stock in the open market or in privately negotiated transactions by our initial holders, directors, officers or their affiliates may make it difficult for us to continue to list our common stock on Nasdaq or another national securities exchange.

If our initial holders, directors, officers or their affiliates purchase shares of our common stock in the open market, in privately negotiated transactions, it would reduce the public “float” of our common stock and the number of beneficial holders of our common stock, which may make it difficult to maintain the listing or trading of our common stock on a national securities exchange if we determine to apply for such listing in connection with the business combination. If the number of our public holders falls below 300 or if the total number of shares held by non-affiliates is less than 500,000, we will be non-compliant with Nasdaq’s continued listing rules and our common stock could be de-listed. If our common stock were de-listed, we could face the material consequences set forth in the immediately preceding risk factor.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

If we hold a stockholder vote to approve our initial business combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents that is required under the tender offer rules. These financial statements must be prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within the prescribed time frame.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, has made some activities more difficult, time-consuming or costly and has increased demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We may remain an “emerging growth company” until the fifth anniversary of the completion of our initial public offering. If our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or the market value of our common stock held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with all public company accounting standards. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

The Sarbanes-Oxley Act requires that we maintain a system of internal controls and, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2016, that we evaluate and report on such system of internal controls. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 1615 South Congress Avenue, Suite 103, Delray Beach, Florida 33445. The cost for this space is included in the $5,000 per-month fee an independent third party charges us for general and administrative services, although in the future, our affiliates or affiliates of our officers, directors or sponsor, may take over the provision of these services for amounts not exceeding $5,000 a month. We consider our current office space adequate for our current operations.

Item 3.     Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “WYIGU,” “WYIG” and “WYIGW, respectively. Our units commenced public trading on July 24, 2015, and our common stock and warrants commenced public trading on September 11, 2015.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the Nasdaq for the period of July 24, 2015 through December 31, 2015.

Year Ended December 31, 2015	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
July 24, 2015 through September 30, 2015	$9.50	$10.41	$9.50	$10.41	$0.30	$0.50
October 1, 2015 through December 31, 2015	$9.50	$9.90	$9.50	$9.90	$0.12	$0.40

On March 24, 2016 our common stock had a closing price of $9.58, our warrants had a closing price of $0.17, and our units had a closing price of $9.79.

(b) Holders

On March 28, 2015, there were 2 holders of record of our units, 6 holders of record of our common stock and 1 holder of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

The following table sets forth selected historical information derived from our audited financial statements included elsewhere in this Report as of December 31, 2015 and for the period from April 10, 2015 (inception) through December 31, 2015. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

Balance Sheet Data:
Cash	$623,044
Cash and Investments held in Trust Account	$50,023,363
Total Assets	$50,834,774
Common stock subject to possible redemption (at redemption value)	$40,000,000
Total stockholders' equity	$10,623,279

Cash Flow Data:
Net cash used in operating activities	$(156,377)
Net cash used in investing activities	$(50,023,363)
Net cash provided by financing activities	$50,802,784

Statement of Operations Data:
Operating expenses:
General and administrative expenses	$257,568
Loss from operations	$(257,568)
Other Income:
Interest income	$23,363
Net loss attributable to common stockholders	$(234,205)
Basic and diluted net loss per share attributable to common stockholders	$(0.11)
Weighted average number of common shares outstanding, basic and diluted	$2,091,409

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We consummated our initial public offering on July 29, 2015. We are currently in the process of evaluating and identifying targets for a business combination. We are evaluating acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all. While we currently intend to consummate our initial business combination with a target business in the consumer products industry in the United States, we are not limited to a particular industry or geographic region. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination.

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand and the lender demands payment;

●	limitations on our ability to obtain additional financing if the debt security contains covenants restricting our ability to incur debt;

●	our inability to pay dividends on our common stock due to covenants limiting or prohibiting dividends;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce, or possibly eliminate, the funds available for use as dividends on our common stock, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate; and

As indicated in the accompanying financial statements, at December 31, 2015, we had approximately $623,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from April 10, 2015 (inception) through December 31, 2015, we had a net loss of $234,205 and incurred costs of $1,862,816 related to our initial public offering which have been charged to stockholders’ equity.

The Company’s entire activity from April 10, 2015 (inception) through July 29, 2015, was in preparation for our initial public offering, which was consummated on July 29, 2015. Since that date, we have engaged in a search for a target for a business combination. Our operating costs since then include our search for an initial business combination and are largely associated with our governance and public reporting, consulting fees, and state franchise taxes of approximately $244,000 for the year 2015. Investment income of approximately $23,000 represents the realized and unrealized appreciation on our investment in U.S. treasury bills since our initial public offering. We believe that we have sufficient funds available to complete our efforts to effect a business combination with an operating business within the required 24 months from our initial public offering.

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

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $623,044. Until the consummation of our initial public offering on July 29, 2015, the Company’s only source of liquidity was an initial purchase of our shares of common stock and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

On July 29, 2015, we consummated our initial public offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 250,000 placement units to our sponsor. Each private placement unit consists of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate). We received net proceeds from the our initial public offering and the private placement of approximately $50,650,000, net of the underwriting commissions and fees of $1,250,000 and offering costs and other expenses of approximately $600,000. $50,000,000 of the proceeds of our initial public offering and the private placement have been deposited in the trust account and are not available to us for operations (except amounts designated to pay taxes and working capital from the interest accrued). At December 31, 2015, we had approximately $623,000 of cash available outside of the trust account to fund our activities to search for an initial business combination.

As of December 31, 2015, $50,023,363 was held in the trust account and we had cash outside of trust of $623,044 and $211,459 in accounts payable, accrued expenses and due to affiliates. Through December 31, 2015, the Company had not withdrawn any funds from interest earned on the trust proceeds. Furthermore, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations.

Critical Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2015. No amounts were accrued for the payment of interest and penalties at December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2015.

Cash and securities held in Trust Account

At December 31, 2015, the assets held in the trust account were held in cash and U.S. Treasury Bills.

Deferred offering costs

Deferred offering costs consist of legal, underwriter and accounting fees incurred through the balance sheet date that are directly related to our initial public offering and that were charged to stockholders’ equity upon the completion of our initial public offering on July 29, 2015. Offering costs amounting to $1,862,816 were charged to stockholders’ equity upon completion of our initial public offering.

Accrued expenses and due to affiliate

Accrued expenses represents amounts the Company owes to its vendors, for which service has been provided but the Company has not paid for and state franchise tax. At December 31, 2015, there were approximately $4,000 of accrued travel expenses and $39,000 accrued state franchise tax in the Company’s accrued expenses. Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

Redeemable Common Stock

As discussed in Note 4, 4,000,000 of the 5,000,000 shares of common stock sold as part of the units in our initial public offering contain a redemption feature which allows for the redemption of common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

Accordingly, at December 31, 2015, 4,000,000 of the 5,000,000 public shares were classified outside of permanent equity at its redemption value.

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

Recently issued accounting standards

The Company complies with the reporting requirements of FASB ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce date maintenance and, for those entities subject to audit, audit costs by eliminating the requirements for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity. Upon adoption, entities will no longer present or disclose any information required by Topic 915. For private entities and emerging growth companies under the JOBS Act, the amendments are effective for annual reporting periods beginning after December 15, 2015. The Company has elected early adoption and the methodologies prescribed by ASU 2014-10 in the accompanying financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.  Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Qi (Jacky) Zhang	41	Chairman of the Board of Directors
Tim Richerson	55	Chief Executive Officer, Chief Financial Officer and Director
Peter Nathanial	48	President and Director
Kurt Jetta, PhD	54	Director
Dongliang Qu	35	Director

Qi (Jacky) Zhang has been Chairman of our Board of Directors since inception. Mr. Zhang has been a senior management member of Nanjing Joymain Science and Technology Development Co., Ltd. (“Nanjing Joymain”), a health care consumer product company that develops, manufactures, markets and distributes high-tech health care consumer products through its direct sales channels in China, since June 2009, including holding positions as Global Chief Executive Officer since November 2012 and Executive President and Vice Chairman since December 2012. From June 2009 to October 2012, he was the President of Nanjing Joymain China District. Mr. Zhang is also the Global Chief Executive Officer and Vice Chairman of JM Ocean Avenue International Corporation Limited (“JM Ocean Avenue”), a global direct sales company that offers consumer products in the nutritional supplement, personal care, and lifestyle categories in over 30 countries. From 2003 to 2009, Mr. Zhang was an entrepreneur and involved in a number of health care and consumer products’ development companies with distribution through direct sales channels in China. . Previously, from 1995 to 2003, Mr. Zhang held various positions and was promoted as a branch manager by the end of his tenure at Hangzhou City Commercial Bank. Mr. Zhang holds an MBA degree from the Business School of Nanjing Normal University. We believe Mr. Zhang is well qualified to serve as Chairman due to his more than 16 years of experience in business management and health care and consumer product development and marketing.

Tim Richerson has been our Chief Executive Officer, Chief Financial Officer and a director since inception. He is currently the Chief Executive Officer and director of HopRocket, a members-only online travel company. He previously was the President of Global Operations and a director at JM Ocean Avenue, serving in such capacities from August 2014 through June 2015. Mr. Richerson started his career at Beecham Products in 1984 and then spent over a decade at Playtex Products, Inc. In 1998, Mr. Richerson was Senior Vice President & General Manager of Rexall Sundown (then a Nasdaq-listed company), a manufacturer and distributor of health-related consumer products in the Vitamin, Diet and Sports Nutrition categories with multiple brands and sales channels, and then company President from 2000 to 2002. During that time, Rexall was sold to Royal Numico in 2000 for $1.8 billion. During his tenure he was also a member of the Numico North American Management Committee, which included representatives from General Nutrition Centers (GNC) and Unicity, also Royal Numico-owned companies. During that time he was on the Associate Member Advisory Board with the National Association of Chain Drug Stores. In 2003, he cofounded the Alan James Group, (a branded consumer products company), which was purchased by Interleukin Genetics (NASDAQ:ILI), a genetics-based personalized health company, in 2006, and served as Interleukin’s Chief Executive officer until 2007. Mr. Richerson has been a partner in GT Development which develops, owns and operates commercial real estate, since November 2004. Mr. Richerson also served as a consultant to Burnham Financial Group from February 2013 through August 2014. He is a graduate of the University of Missouri and is a prior member of Young Presidents Organization (YPO). We believe Mr. Richerson is well qualified to serve as director due to his more than 30 years of business experience in the areas of consumer products and marketing.

Peter Nathanial has been our President and a director since inception. Since January 2010, he has been a member of Impala Partners LLC, a boutique financial advisory, restructuring and investment firm. Prior to this, from January 2007 to December 2009, Mr. Nathanial served as the Group Chief Risk Officer at The Royal Bank of Scotland, based in Edinburgh. From 1991 to 2006 he held management positions at Citigroup in New York and internationally, including Zurich from 1993 to 1995, Moscow from 1995 to 1998, Warsaw from 1998 to 2000, and New York from 2000 to 2006. Mr. Nathanial serves on Advisory Boards and Boards of Directors and non-for profit organizations around the world including; Digital MR (UK) — member of the advisory board since January 2010; LITUS (Belgium) — member of the international advisory board, since March 2015; International Friends of Elepap — director since October 2014, and member of the International Advisory Council to the President of Cyprus, since May 2014. He is a former Member of the President’s Council of the International Crisis Group from January 2007 to July 2009, and from July 2012 to November 2012 served as an Expert Special Advisor to the International Monetary Fund. Mr. Nathanial was educated in Australia and holds a BA from Macquarie University. We believe Mr. Nathanial is well qualified to serve as director due to his extensive experience in the banking, private equity and risk management.

Kurt Jetta, Ph.D., one of our directors since July 2015, is currently the Chief Executive Officer and Lead Product Developer for TABS Group, Inc., a technology-enabled retail and consumer analytics firm, which he founded in 1998. In the 17 years since inception TABS Group, Inc. has gone from a one-man operation to 25 employees and 50+ retainer clients. Prior to TABS Group, from 1996 to 1998, Dr. Jetta was the CEO of Binky-Griptight, a supplier of baby accessory products in the US market. Dr. Jetta is also a Board Member for the Delray Beach Boys & Girls Club. Dr. Jetta has a B.S. in Statistics from North Carolina State University, an M.B.A. in Marketing from The Fuqua School of Business at Duke University and a doctorate in Economics from Fordham University. We believe Dr. Jetta is well qualified to serve as one of our directors due to his extensive operational experience in running TABS Group, as well as his deep educational background in marketing and economics.

Dongliang Qu, one of our directors since July 2015, is currently a partner at Jiangsu Zhongmeng Law Firm, a position he has held since August 2009; he is also the Executive Director of Nanjing Zhongmeng Intellectual Property Agency, an affiliate of Jiangsu Zhongmeng Law Firm that provides trademark, copyright, patent related, corporate and legal services. From October 2005 to July 2009, Mr. Qu was the Director of Intellectual Property at Jiangsu Ninghai Trademark Agency. Mr. Qu specializes in intellectual property and corporate laws. Mr. Qu’s legal practice encompasses intellectual property applications, complex trademark disputes, unfair competition, and intellectual property infringement matters. He has successfully represented a number of corporations in China in defending their intellectual property rights and trademark. Mr. Qu holds a bachelor degree from Nanjing University with a major in law and a bachelor degree from Southeast University with a major in electrical engineering and automation. We believe Mr. Qu is well qualified to serve as one of our directors due to his extensive experience as a practicing attorney.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Jetta and Qu, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Zhang, Richerson and Nathanial, will expire at the second annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders until after we consummate our initial business combination (unless we do not consummate our initial business combination prior to December 31, 2016, in which case Nasdaq rules require that we hold an annual meeting prior to December 31, 2016).

Committees of the Board of Directors

Audit Committee

Subject to phase-in rules and a limited exception, the rules of Nasdaq and Section 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We have established an audit committee of the board of directors, which consists of Messrs. Jetta, Qu and Nathanial. Dr. Jetta and Mr. Qu meet the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act, and Mr. Nathanial will resign from the audit committee upon the appointment of a third independent director. Our audit committee must consist of all independent members by July 2016. Dr. Jetta serves as Chairman of our audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor our annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Capital Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Dr. Jetta satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our Compensation Committee are Messrs. Jetta and Qu. Mr. Qu serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Dr. Jetta and Mr. Qu. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, Dr. Jetta and Mr. Qu are independent. We have until July 2016 to have a majority of our board of directors consist of independent members. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2015 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsors, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2016 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock

Zhong Hui Holding Limited (our sponsor)(2)	4,496,500	68.5%
Qi (Jacky) Zhang(2)	4,496,500	68.5%
Tim Richerson	30,000	*
Peter Nathanial	30,000	*
Dr. Kurt Jetta	3,000	*
Dongliang Qu	3,000	*
All directors and executive officers as a group (5 individuals)	4,562,500	69.5%

*	Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1615 South Congress Avenue, Suite 103, Delray Beach, Florida 33445.

(2)	These shares represent (i) the founder shares held by our sponsor and (ii) 3,000,000 shares included in 3,000,000 units purchased by our sponsor in our initial public offering. Mr. Zhang owns 100% of our sponsor, Zhong Hui Holding Limited.

The table above does not include the shares of common stock underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In April 2015, our sponsor, Zhong Hui Holding Limited, which is an affiliate of our Chairman of the Board, purchased an aggregate of 1,504,688 founder shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. In June 2015, our sponsor transferred 164,063 founder shares to each of Tim Richerson, our Chief Executive Officer, and Peter Nathanial, our President, as well as 3,000 founder shares to each of Messrs. Jetta and Qu, our independent directors. On September 8, 2015, our sponsor forfeited 192,188 founder shares because the underwriter’s overallotment option was not exercised. In January 2016, Messrs. Nathanial and Richerson transferred an aggregate of 268,126 founder shares to our sponsor.

Our sponsor purchased 250,000 placement units, at a price of $10.00 per unit ($2,500,000 in the aggregate) in a private placement that occurred simultaneously with the completion of our initial public offering. The placement warrants are identical to the warrants sold in our initial public offering, except that if held by our sponsor or its permitted assigns, they (a) may be exercised for cash or on a cashless basis, (b) are not subject to being called for redemption and (c) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination. There will be no redemption rights or liquidating distributions with respect to our founder shares, placement shares or warrants, which will expire worthless if we do not complete an initial business combination. Including founder shares, placement units and 3,000,000 units purchased by our sponsor in our initial public offering, holders of founder shares and purchasers of placement units own 69.5% of the outstanding common stock.

The placement units were sold in a private placement pursuant to Section 4(2) or Regulation D of the Securities Act and were exempt from registration requirements under the federal securities laws. As such, the holders of the placement warrants included in the placement units will be able to exercise such placement warrants even if, at the time of exercise, an effective registration statement and a current prospectus relating to the common stock issuable upon exercise of such warrants is not available. Our placement units and the underlying securities will become freely tradable only after they are registered.

Our sponsor purchased 3,000,000 units in our initial public offering. Our sponsor has agreed that it will not seek redemption of 1,000,000 shares included in such units. The remaining 2,000,000 shares included in such units could be redeemed on the same terms as the public shares.

Other than (i) repayment of loans made to us prior to the consummation of our initial public offering by our sponsor to cover offering-relating and organization expenses, (ii) repayment of any loans that our sponsor, management team, their affiliates or other third parties may have made to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment other than interest earned thereon); and (iii) reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our initial stockholders, officers, directors or any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). The audit committee will approve such payments.

As of the date of the consummation of our initial public, our sponsor had loaned us $140,500, and one of our executive officers had loaned us $50,250, which were used for a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and repaid upon the completion of such offering. As of the date of this report, we repaid the $50,250 owed to the executive officer and the $140,500 is still outstanding.

Qi (Jacky) Zhang, the Chairman of our Board of Directors has agreed that, if the trust account is liquidated without the consummation of a business combination, he will indemnify us to the extent any claims by a third party for services rendered or products sold to us, or any claims by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except for any claims by any third party who executed a waiver of any and all rights to seek access to the trust account, regardless of whether such waiver is enforceable, and except for claims arising from our obligation to indemnify the underwriter of our initial public offering pursuant to the underwriting agreement for such offering. We have not independently verified whether Mr. Zhang has sufficient funds to satisfy his indemnity obligations, we have not asked Mr. Zhang to reserve for such obligations and he may not be able to satisfy those obligations. We believe the likelihood of Mr. Zhang having to indemnify the trust account is limited because we will endeavor to have all third parties that provide products or services to us and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In order to fund working capital requirements and finance transaction costs in connection with an intended initial business combination, our sponsor, management team, their affiliates and other third parties may (but are not obligated to) loan us additional funds to fund our working capital requirements and transaction costs. The loans will be interest free. If we consummate an initial business combination, we would repay such loaned amounts. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment, other than interest income earned thereon. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Any part or all of such loans may be converted into additional warrants at $0.50 per warrant (a maximum of 1,000,000 warrants if up to $500,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of our sponsor. The warrants would be identical to the placement warrants issued to our sponsor.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Upon the completion of our initial public offering, we entered into a registration rights agreement with respect to the founder shares, placement shares, placement warrants and warrants which may be issued upon any conversion of working capital loans from our sponsor. These holders will be entitled to make up to three demands, excluding short form registration demands. In addition, these holders will have “piggy-back” registration rights allowing them to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Dr. Jetta and Mr. Qu are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present. We have until July 2016 to have a majority of our board of directors consist of independent members

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2015 totaled $61,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2015, we did not pay Withum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Withum for tax planning and tax advice for the year ended December 31, 2015.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2015.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 23, 2015, between the Company and Cantor Fitzgerald & Co. (1)
3.1	Certificate of Incorporation. (2)
3.2	Amended and Restated Certificate of Incorporation. (1)
3.3	Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated July 23, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)
4.5	Unit Purchase Option, dated July 29, 2015, between the Registrant and Cantor Fitzgerald & Co. (1)
10.1	Investment Management Trust Account Agreement, dated July 23, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)
10.2	Registration Rights Agreement, dated July 23, 2015, between the Company and certain security holders. (1)
10.3	Placement Unit Subscription Agreement, dated May 4, 2015, among the Company and Zhong Hui Holding Limited. (2)
10.4	Letter Agreement, dated July 23, 2015, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.5	Form of Indemnity Agreement. (2)
10.6	Letter Agreement, dated July 23, 2015, by and among the Company and Cantor Fitzgerald & Co. (1)
10.7	Consulting Agreement, dated as of October 30, 2015, by and between the Company and FirsTrust China Ltd.*
14.1	Code of Business and Ethics. (2)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 29, 2015.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on June 16, 2015.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JM Global Holding Company

We have audited the accompanying balance sheet of JM Global Holding Company (the “Company”) as of December 31, 2015, and the related statements of operations, stockholders’ equity and cash flows for the period from April 10, 2015 (inception) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JM Global Holding Company as of December 31, 2015, and the results of its operations and its cash flows for the period from April 10, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ WithumSmith + Brown, PC
New York, New York

March 25, 2016

JM GLOBAL HOLDING COMPANY
BALANCE SHEET
December 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$623,044
Prepaid assets	188,367
Total current assets	811,411

Trust account	50,023,363

Total assets	$50,834,774
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$27,707
Accrued expenses	43,288
Due to affiliate	140,500
Total current liabilities	211,495

Common stock subject to possible redemption: 4,000,000 shares (at a redemption value of approximately $10 per share)	40,000,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 15,000,000 shares authorized; 2,562,500 shares issued and outstanding (excluding 4,000,000 shares subject to redemption)	256
Additional paid-in capital	10,857,228
Accumulated deficit	(234,205)
Total stockholders’ equity	10,623,279
Total liabilities and stockholders’ equity	$50,834,774

See accompanying notes to financial statements

JM GLOBAL HOLDING COMPANY
STATEMENT OF OPERATIONS
For the period from April 10, 2015 (inception) to December 31, 2015

For the period from April 10, 2015 (inception) to December 31, 2015

Revenue	$-

Operating expenses	257,568

Loss from operations	(257,568)

Interest income	23,363
Net loss attributable to common stock	$(234,205)

Weighted average number of common stock outstanding	2,091,409

Basic and diluted net loss per share	$(0.11)

See accompanying notes to financial statements

JM GLOBAL HOLDING COMPANY
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from April 10, 2015 (inception) to December 31, 2015

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to initial stockholder on April 22, 2015 at $0.01662 per share	1,504,688	$150	$24,850	$-	$25,000

Sale of common stock on July 29, 2015 at $10.00 per share	5,250,000	525	52,499,475	-	52,500,000

Underwriters' discount and offering expenses			(1,862,816)	-	(1,862,816)

Proceeds from sale of underwriter options			100	-	100

Common stock subject to possible redemption	(4,000,000)	(400)	(39,999,600)	-	(40,000,000)

Forfeiture of 192,188 shares of common stock as a result of no over-allotment option exercised	(192,188)	(19)	19	-	-

Common stock issuable to Firstrust at $9.76 per share			195,200	-	195,200

Net loss	-	-	-	(234,205)	(234,205)

Balance, December 31, 2015	2,562,500	$256	$10,857,228	$(234,205)	$10,623,279

See accompanying notes to financial statements

JM GLOBAL HOLDING COMPANY
STATEMENT OF CASH FLOWS

For the period from April 10, 2015 (inception) to December 31, 2015

Cash flows from operating activities:
Net loss	$(234,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issuable for consulting fees	32,533
Changes in operating assets and liabilities
Increase in prepaid expenses	(25,700)
Increase in accounts payable	27,707
Increase in accrued expenses	43,288
Net cash used in operating activities	(156,377)

Cash flows from investing activities:
Proceeds deposited in Trust Account	(50,000,000)
Interest income reinvested in Trust Account	(23,363)
Net cash used in investing activities	(50,023,363)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	25,000
Proceeds from sale of units in Private Placement	2,500,000
Proceeds from sale of units in Public Offering, net of offering expenses paid	48,137,184
Proceeds from sale of underwriter options	100
Proceeds from due to affiliates, net	140,500
Net cash provided by financing activities	50,802,784

Net increase in cash	623,044
Cash, beginning of period	-

Cash, end of period	$623,044

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Non-cash investing and financing activities
Common stock issuable for consulting services	$195,200

See accompanying notes to financial statements

JM GLOBAL HOLDING COMPANY

Notes to Financial Statements

December 31, 2015

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

Trust Account

An amount equal to 100% of the gross proceeds of the Public Offering received on July 29, 2015 is being held in a trust account (“Trust Account”) and has been invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

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

Notes to Financial Statements

December 31, 2015

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

Development stage company

The Company complies with the reporting requirements of Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminates certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce date maintenance and, for those entities subject to audit, audit costs by eliminating the requirements for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity. In accordance with adopting ASU No. 2014-10, the Company does not present or disclose any information required by Topic 915.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

JM GLOBAL HOLDING COMPANY

Notes to Financial Statements

December 31, 2015

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

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2015, the Company has a deferred tax asset of approximately $84,000 related to the net operating loss carryforwards of approximately $260,000 (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of their deferred tax asset is appropriate at this time.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2015. No amounts were accrued for the payment of interest and penalties at December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

JM GLOBAL HOLDING COMPANY

Notes to Financial Statements

December 31, 2015

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2015.

Cash and securities held in Trust Account

At December 31, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

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

Accrued expenses and due to affiliate

Accrued expenses represents amounts the Company owes to its vendors, for which service has been provided but the Company has not paid for and state franchise tax. At December 31, 2015, there were approximately $4,000 of accrued travel expenses and $39,000 accrued state franchise tax in the Company’s accrued expenses. Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

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

Accordingly, at December 31, 2015, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value.

Recently Adopted Accounting Standard

The Company complies with ASU 2014-15, ‘‘Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern’’ (‘‘ASU 2014-15’’). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management is required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and the adoption of ASU 2014-15 will not have a material effect on its financial position or results of operations.

JM GLOBAL HOLDING COMPANY

Notes to Financial Statements

December 31, 2015

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events to determine if events or transactions occurring after the date of the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

NOTE 3 - PUBLIC OFFERING

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

JM GLOBAL HOLDING COMPANY

Notes to Financial Statements

December 31, 2015

The Company sold to the underwriter (and/or its designees), for $100, as additional compensation, an option to purchase up to a total of 400,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $4,000,000) upon the closing of the Public Offering. Since the option is not exercisable until the earliest on the closing of our initial business combination, the option will effectively represent the right to purchase up to 400,000 shares of common stock and 400,000 warrants to purchase 200,000 shares at $11.50 per full share for an aggregate maximum amount of $6,300,000. The units issuable upon exercise of this option are identical to those issued in the Public Offering. (See Note 5).

NOTE 4 - RELATED PARTY TRANSACTIONS

Founder Shares:

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

On September 8, 2015, the Sponsor forfeited 192,188 Founder Shares since the overallotment was not exercised, so that the initial stockholders own 20.0% of the Company’s issued and outstanding shares of common stock after the Public Offering.

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

Private Placement Warrants:

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

JM GLOBAL HOLDING COMPANY

Notes to Financial Statements

December 31, 2015

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

Due to Affiliates:

For the period from April 10, 2015 (inception) through December 31, 2015, the Company’s sponsor advanced to us a total, net of repayments, of $140,500 which has been used for the payment of costs associated with the Public Offering. These advances are non-interest bearing and unsecured. As of the date of this filing, the Company’s sponsor advanced amount was not repaid by the Company.

For the period from April 10, 2015 (inception) through December 31, 2015, an officer of the Company advanced as approximately $53,000 for expenses related to the Public Offering. These advances were repaid as of December 31, 2015.

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

5. COMMITMENTS AND CONTINGENCIES

The underwriter was entitled to an underwriting discount of two and a half percent (2.5%) which was paid in cash.

The Company has agreed to sell the underwriter (and/or its designees), for $100, as additional compensation, an option to purchase up to a total of 400,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $4,000,000) upon the closing of the Public Offering. Since the option is not exercisable until the earliest on the closing of our initial business combination, the option will effectively represent the right to purchase up to 400,000 shares of common stock and 400,000 warrants to purchase 200,000 shares at $11.50 per full share for an aggregate maximum amount of $6,300,000. The units issuable upon exercise of this option are identical to those offered in the Public Offering. This option may be exercised during the five-year period from the date of the Public Offering commencing on the later of the consummation of an initial business transaction and the one-year anniversary of the date of the Public Offering. The Company intends to account for the fair value of the unit purchase option, net of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimates the fair value of this unit purchase option is approximately $2.02 per unit (for a total fair value of approximately $669,114) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 11.15%, (2) risk-free interest rate of 1.36% and (3) expected life of 5 years. Because the Company’s units do not have a trading history, the volatility assumption is based on information currently available to management. The volatility assumption was calculated using the average volatility of exchange-traded funds tracking various indices, which are representative of the sectors on which the company intends to focus for the initial business transaction, including: Fidelity Select Consumer Staples Portfolio, Rydex Consumer Products Fund, Icon Consumer Staples, Putnam Global Consumer Fund, and Vanguard Consumer Staples ETF. The Company believes that the volatility estimate is a reasonable benchmark to use in estimating the expected volatility of the units. Although an expected life of five years was used in the calculation, if the Company does not consummate a business transaction within the prescribed time period and it liquidates, the option will become worthless. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of cash.

JM GLOBAL HOLDING COMPANY

Notes to Financial Statements

December 31, 2015

Consulting Agreement

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

Pursuant to the Agreement, the Company agreed to pay the Consultant a monthly fee of $20,000, payable quarterly in advance. In addition, the Company agreed to issue to the Consultant 20,000 restricted shares of the Company’s common stock (the “Shares”) upon the closing of the Company’s initial business combination. See Note 8 for the estimated the fair value of the shares issuable to the Consultant. The Consultant is entitled to piggy-back registration rights relating to the Shares similar to the piggy-back registration rights granted to the Company’s initial stockholders.

NOTE 6 - TRUST ACCOUNT

A total of $50,000,000, which includes $47,500,000 of the net proceeds from the Public Offering and $2,500,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of December 31, 2015, the balance in the Trust Account was $50,023,363.

As of December 31, 2015, the Company’s Trust Account consisted of $49,994,122 in U.S. Treasury Bills, $21,485 in accrued interest and $7,756 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2015 balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at December 31, 2015 is as follows:

Held-To-Maturity	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
U.S. Treasury Securities	$49,994,122	$21,485	$50,015,607

NOTE 7 – FAIR VALUE MEASUREMENTS

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and securities held in Trust Account	$50,023,363	$50,023,363	$-	$-

JM GLOBAL HOLDING COMPANY

Notes to Financial Statements

December 31, 2015

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock:

On October 30, 2015, the Company entered into a twelve-month consulting agreement (the “Agreement”) with FirsTrust China Ltd. (the “Consultant”), pursuant to which the Consultant agreed to provide advisory services relating to potential business combination transactions and the Company agreed to pay the Consultant a monthly fee of $20,000, payable quarterly in advance. In addition, the Company agreed to issue to the Consultant 20,000 restricted shares of the Company’s common stock (the “Shares”) upon the closing of the Company’s initial business combination. The Company estimated the fair value of the shares issuable to the Consultant to be $195,200 and has expensed on a pro-rata basis over the term of the contract. The Consultant is entitled to piggy-back registration rights relating to the Shares similar to the piggy-back registration rights granted to the Company’s initial stockholders. As of December 31, 2015, the Company recorded $ 32,533 in its consulting expenses and $162,667 in its prepaid expenses.

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2015, there were 6,562,500 shares of common stock issued and outstanding (including 4,000,000 shares of common stock subject to redemption) and 20,000 shares of common stock issuable.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2015, there were no shares of preferred stock issued and outstanding. The rights privileges, restrictions and conditions of the preferred shares have not been determined.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2016	JM Global Holding Company

	By:	/s/ Tim Richerson

Name: Tim Richerson Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tim Richerson	Chief Executive Officer and Chief Financial Officer	March 28, 2016
Tim Richerson	(Principal Executive Officer and Principal Financial and
Accounting Officer)

/s/ Qi (Jacky) Zhang	Chairman of the Board of Directors	March 28, 2016
Qi (Jacky) Zhang

/s/ Peter Nathanial	President and Director	March 28, 2016
Peter Nathanial

/s/ Kurt Jetta	Director	March 28, 2016
Kurt Jetta

/s/ Dongliang Qu	Director	March 28, 2016
Dongliang Qu