Form 10-Q
period 2016-03-31
JM Global Holding Co
filed 2016-05-13
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, there were 6,562,500 shares of the Company’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JM GLOBAL HOLDING COMPANY

Condensed Interim Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$439,343	$623,044
Prepaid assets	183,178	188,367
Total current assets	622,521	811,411

Trust account	50,042,152	50,023,363

Total assets	$50,664,673	$50,834,774
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,202	$27,707
Accrued expenses	39,364	43,288
Due to affiliates	140,500	140,500
Total current liabilities	198,066	211,495

Common stock subject to possible redemption: 4,000,000 shares (at a redemption value of approximately $10 per share) at March 31, 2016 and December 31, 2015, respectively	40,000,000	40,000,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 15,000,000 shares authorized; 2,562,500 shares issued and outstanding (excluding 4,000,000 shares subject to redemption) at at March 31, 2016 and December 31, 2015	256	256
Additional paid-in capital	10,857,228	10,857,228
Accumulated deficit	(390,877)	(234,205)
Total stockholders’ equity	10,466,607	10,623,279
Total liabilities and stockholders’ equity	$50,664,673	$50,834,774

The accompanying notes are an integral part of the unaudited condensed financial statements

1

JM GLOBAL HOLDING COMPANY

Condensed Interim Statement of Operations (unaudited)

Three Months Ended March 31, 2016

Revenue	$-

Operating expenses	175,461

Loss from operations	(175,461)

Interest income	18,789
Net loss attributable to common stock	(156,672)

Weighted average number of common stock outstanding	2,562,500

Basic and diluted net loss per share	$(0.06)

The accompanying notes are an integral part of the unaudited condensed financial statements

JM GLOBAL HOLDING COMPANY

Condensed Interim Statement of Stockholders' Equity (unaudited)

For the period from April 10, 2015 (inception) to March 31, 2016

	Common Stock		Additional	Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to initial stockholder on April 22, 2015 at $0.01662 per share	1,504,688	$150	$24,850	$-	$25,000

Sale of common stock on July 29, 2015 at $10.00 per share	5,250,000	525	52,499,475	-	52,500,000

Underwriters' discount and offering expenses	-	-	(1,862,816)	-	(1,862,816)

Proceeds from sale of underwriter options	-	-	100	-	100

Common stock subject to possible redemption	(4,000,000)	(400)	(39,999,600)	-	(40,000,000)

Forfeiture of 192,188 shares of common stock as a result of no over-allotment option exercised	(192,188)	(19)	19	-	-

Common stock issuable to Firstrust at $9.76 per share	-	-	195,200	-	195,200

Net loss	-	-	-	(234,205)	(234,205)

Balance, December 31, 2015	2,562,500	256	10,857,228	(234,205)	10,623,279

Net loss	-	-	-	(156,672)	(156,672)

Balance, March 31, 2016	2,562,500	$256	$10,857,228	$(390,877)	$10,466,607

The accompanying notes are an integral part of the unaudited condensed financial statements

JM GLOBAL HOLDING COMPANY

STATEMENT OF CASH FLOWS (unaudited)

Three Months Ended March 31, 2016

Cash flows from operating activities:
Net loss	$(156,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issuable for consulting fees	48,800
Changes in operating assets and liabilities
Increase in prepaid expenses	(43,611)
Increase in accounts payable	(9,505)
Increase in accrued expenses	(3,924)
Net cash used in operating activities	(164,912)

Net cash used in investing activities,
Interest income reinvested in Trust Account	(18,789)

Net decrease in cash	(183,701)
Cash, beginning of period	623,044

Cash, end of period	$439,343

The accompanying notes are an integral part of the unaudited condensed financial statements

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

March 31, 2016

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

Liquidity

None of our sponsors, stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Additionally, the Company has until July 2017 to complete its initial business combination. If the Company has not completed its initial business combination by that time, the Company will distribute the aggregate amount then on deposit in the trust account, pro rata, to our public shareholders by way of redemption and cease all operations except for purposes of the winding up of our affairs.

These conditions raise substantial doubt about our ability to continue as a going concern.

Trust Account

An amount equal to 100% of the gross proceeds of the Public Offering received on July 29, 2015 is reguired to be held in a trust account (“Trust Account”) invested in U.S. government securities meeting the conditions of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account. At March 31, 2016, the funds held in the Trust Account were held in cash. During April 2016, the Company reinvested the assets into cash and U.S. Treasury Bills.

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

March 31, 2016

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

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

Section 102(b)(1) of the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of its financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

March 31, 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year and pursuant to the rules and regulations of the SEC. The accompanying unaudited interim financial statements recognize April 10, 2015 as our date of inception.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At March 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

March 31, 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2016. No amounts were accrued for the payment of interest and penalties at March 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2016 and December 31, 2015.

Cash and securities held in Trust Account

At March 31, 2016, the assets held in the Trust Account were held in cash. During April 2016, the Company reinvested the assets into cash and U.S. Treasury Bills. At December 31, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

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

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

March 31, 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accrued expenses and due to affiliate

Accrued expenses represents amounts the Company owes to its vendors, for which service has been provided but the Company has not paid for and state franchise tax. At March 31, 2016 and December 31, 2015, there was $39,000 and $43,000 accrued for state franchise tax in the Company’s accrued expenses, respectively. Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

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

Accordingly, at March 31, 2016 and December31, 2015, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value.

Recently issued accounting standards

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

March 31, 2016

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

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

March 31, 2016

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

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

March 31, 2016

4. RELATED PARTY TRANSACTIONS (continued)

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

Due to Affiliates

For the period from April 10, 2015 (inception) through March 31, 2016, the Company’s sponsor advanced to us a total, net of repayments, of $140,500 which has been used for the payment of costs associated with the Public Offering. These advances are non-interest bearing and unsecured. Total amounts due to the sponsor were $140,500 at March 31, 2016 and December 31, 2015, respectively.

For the period from April 10, 2015 (inception) through March 31, 2016, an officer of the Company advanced us approximately $53,000 for expenses related to the Public Offering. These advances were repaid as of March 31, 2016 and December 31, 2015.

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

March 31, 2016

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

6. TRUST ACCOUNT

A total of $50,000,000, which includes $47,500,000 of the net proceeds from the Public Offering and $2,500,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of March 31, 2016 and December 31, 2015, the balance in the Trust Account was $50,042,152 and $50,023,363, respectively.

As of March 31, 2016, the Company’s Trust Account consisted of $50,042,152 in cash. During April 2016, the Company reinvested the assets into cash and U.S. Treasury Bills. As of December 31, 2015, the Company’s Trust Account consisted of $49,994,122 in U.S. Treasury Bills, $21,485 in accrued interest and $7,756 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2015 balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at December 31, 2015 is as follows:

Held-To-Maturity	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
U.S. Treasury Securities	$49,994,122	$21,485	$50,015,607

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

March 31, 2016

7. FAIR VALUE MEASUREMENTS

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and securities held in Trust Account	$50,023,363	$50,023,363	$-	$-

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

March 31, 2016

8. STOCKHOLDERS’ EQUITY

Common stock

On October 30, 2015, the Company entered into a twelve-month consulting agreement (the “Agreement”) with FirsTrust China Ltd. (the “Consultant”), pursuant to which the Consultant agreed to provide advisory services relating to potential business combination transactions and the Company agreed to pay the Consultant a monthly fee of $20,000, payable quarterly in advance. In addition, the Company agreed to issue to the Consultant 20,000 restricted shares of the Company’s common stock (the “Shares”) upon the closing of the Company’s initial business combination. The Company estimated the fair value of the shares issuable to the Consultant to be $195,200 and has expensed on a pro-rata basis over the term of the contract. The Consultant is entitled to piggy-back registration rights relating to the Shares similar to the piggy-back registration rights granted to the Company’s initial stockholders. As of March 31, 2016, the Company recorded $ 81,333 in its consulting expenses and $113,867 in its prepaid expenses.

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2016, there were 6,562,500 shares of common stock issued and outstanding (including 4,000,000 shares of common stock subject to redemption) and 20,000 shares of common stock issuable to the consultant.

Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2016, there were no shares of preferred stock issued and outstanding. The rights privileges, restrictions and conditions of the preferred shares have not been determined.

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

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”).

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

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand and the lender demands payment;

●	limitations on our ability to obtain additional financing if the debt security contains covenants restricting our ability to incur debt;

●	our inability to pay dividends on our common stock due to covenants limiting or prohibiting dividends;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce, or possibly eliminate, the funds available for use as dividends on our common stock, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate.

As indicated in the accompanying financial statements, at March 31, 2016, we had approximately $439,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from April 10, 2015 (inception) through March 31, 2016, we had a net loss of $390,877 and incurred costs of $1,862,816 related to the our initial public offering which have been charged to stockholders’ equity.

The Company’s entire activity from April 10, 2015 (inception) through July 29, 2015, was in preparation for our initial public offering, which was consummated on July 29, 2015. Since that date, we have engaged in a search for a business combination. Our operating costs since then include our search for an initial business combination and are largely associated with our governance and public reporting, consulting fees, and state franchise taxes of approximately $401,000 through March 31, 2016. Investment income of approximately $42,000 represents the realized and unrealized appreciation on our investment in U.S. treasury bills since our initial public offering. For the three months ended March 31, 2016, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, and consulting fees of approximately $175,000 and we recorded approximately $19,000 in investment income. We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. In order to fund transaction costs in connection with an intended initial business combination, our sponsor, members of our management team or their affiliates or other third parties may loan us additional amounts, provided any such loans will not have any claim on the proceeds held in the trust account unless such proceeds are released to us upon completion of an initial business combination. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment, other than interest income earned thereon. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Any part or all of such loans may be converted into additional warrants at $0.50 per warrant (a maximum of 1,000,000 warrants if up to $500,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of such parties. The warrants would be identical to the placement warrants issued to our sponsor. None of our sponsors, stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $439,343. Until the consummation of our initial public offering on July 29, 2015, the Company’s only source of liquidity was an initial purchase of our shares of common stock and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

On July 29, 2015, we consummated our initial public offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 250,000 placement units to our sponsor. Each private placement unit consists of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate). We received net proceeds from our initial public offering and the private placement of approximately $50,650,000, net of the underwriting commissions and fees of $1,250,000 and offering costs and other expenses of approximately $600,000. $50,000,000 of the proceeds of our initial public offering and the private placement have been deposited in the trust account and are not available to us for operations (except amounts designated to pay taxes and working capital from the interest accrued). At March 31, 2016, we had approximately $439,000 of cash available outside of the trust account to fund our activities to search for an initial business combination.

As of March 31, 2016, $50,042,152 was held in the Trust Account and we had cash outside of trust of $439,343 and $198,066 in accounts payable, accrued expenses and due to affiliates. Through March 31, 2016, the Company had not withdrawn any funds from interest earned on the trust proceeds. Furthermore, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At March 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2016. No amounts were accrued for the payment of interest and penalties at March 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2016 and December 31, 2015.

Cash and securities held in Trust Account

At March 31, 2016, the funds held in the Trust Account were held in cash. During April 2016, the Company reinvested the assets into cash and U.S. Treasury Bills. At December 31, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

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

Accrued expenses and due to affiliates

Accrued expenses represents amounts the Company owes to its vendors, for which service has been provided but the Company has not paid for and state franchise tax. At March 31, 2016, there was $39,000 accrued state franchise tax in the Company’s accrued expenses.. Due to affiliates represents entity formation costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

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

Accordingly, at March 31, 2016, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value.

Recently issued accounting standards The Company complies with the FASB issued ASU 2014-15, ‘‘Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern’’ (‘‘ASU 2014-15’’). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management is required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and the adoption of ASU 2014-15 will not have a material effect on its financial position or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through March 31, 2016 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at March 31, 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our annual report and Form 10-K filed with the SEC on March 28, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report and Form 10-K filed with the SEC on March 28, 2016, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1#	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JM GLOBAL HOLDING COMPANY

Date: May 13, 2016	By:	/s/ Tim Richerson
	Name:	Tim Richerson
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

