Form 10-Q
period 2016-06-30
JM Global Holding Co
filed 2016-08-15
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, there were 6,562,500 shares of the Company’s common stock issued and outstanding.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

	Condensed Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	1
	Condensed Statement of Operations for the three months ended June 30, 2016 and June 30, 2015 (unaudited), for the six months ended June 30, 2016 and for the period from April 10, 2015 (inception) to June 30, 2015 (unaudited)	2
	Condensed Statement of Stockholders’ Equity for the six months ended June 30, 2016 (unaudited)	3
	Condensed Statement of Cash Flows for the six months ended June 30, 2016 (unaudited) and for the period from April 10, 2015 (inception) to June 30, 2015 (unaudited)	4
	Notes to Condensed Financial Statements (unaudited)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 1A.	RISK FACTORS	23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4.	MINE SAFETY DISCLOSURES	24

ITEM 5.	OTHER INFORMATION	24

ITEM 6.	EXHIBITS	24

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JM GLOBAL HOLDING COMPANY

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$379,503	$623,044
Prepaid assets	30,326	188,367
Total current assets	409,829	811,411

Trust account	50,059,347	50,023,363

Total assets	$50,469,176	$50,834,774

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,460	$27,707
Accrued Expenses	120,826	43,288
Due to affiliates	140,500	140,500
Total current liabilities	291,786	211,495

Common stock subject to possible redemption: 4,000,000 shares (at a redemption value of approximately $10 per share) at June 30, 2016 and December 31, 2015	40,000,000	40,000,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 15,000,000 shares authorized; 2,562,500 shares issued and outstanding (excluding 4,000,000 shares subject to redemption) at at June 30, 2016 and December 31, 2015	256	256
Additional paid-in capital	10,792,162	10,857,228
Accumulated deficit	(615,028)	(234,205)
Total stockholders’ equity	10,177,390	10,623,279
Total liabilities and stockholders’ equity	$50,469,176	$50,834,774

The accompanying notes are an integral part of the unaudited condensed financial statements

JM GLOBAL HOLDING COMPANY

Condensed Interim Statement of Operations (unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30,	April 10, 2015 (date of inception) to June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses	241,346	5,704	416,807	5,704

Loss from operations	(241,346)		(416,807)	(5,704)

Interest income	17,195	-	35,984	-
Net loss attributable to common stock	(224,151)	-	(380,823)	(5,704)

Weighted average number of common stock outstanding	2,562,500	1,300,348	2,562,500	1,300,348

Basic and diluted net loss per share	$(0.09)	$(0.00)	$(0.15)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements

JM GLOBAL HOLDING COMPANY

Condensed Interim Statement of Shareholders' Equity (unaudited)

For the period from April 10, 2015 (inception) to June 30, 2016

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to initial stockholder on April 22, 2015 at $0.01662 per share	1,504,688	$150	$24,850	$-	$25,000

Sale of common stock on July 29, 2015 at $10.00 per share	5,250,000	525	52,499,475	-	52,500,000

Underwriters' discount and offering expenses	-		(1,862,816)	-	(1,862,816)

Proceeds from sale of underwriter options	-		100	-	100

Common stock subject to possible redemption	(4,000,000)	(400)	(39,999,600)	-	(40,000,000)

Forfeiture of 192,188 shares of common stocks as a result of no over-allotment option exercised	(192,188)	(19)	19	-	-

Common stock issuable to Firstrust at $9.76 per share	-		195,200	-	195,200

Net loss	-	-	-	(234,205)	(234,205)

Balance, December 31, 2015	2,562,500	256	10,857,228	(234,205)	10,623,279

Cancellation of Common stock issuable to Firstrust	-	-	(65,066)	-	(65,066)

Net loss	-	-	-	(380,823)	(380,823)

Balance, June 30, 2016	2,562,500	$256	$10,792,162	$(615,028)	$10,177,390

The accompanying notes are an integral part of the unaudited condensed financial statements

JM GLOBAL HOLDING COMPANY

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2016	For the period from April 10, 2015 (inception) to June 30, 2015

Cash flows from operating activities:
Net loss	$(380,823)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issuable for consulting fees	97,600	-
Changes in operating assets and liabilities
Increase in prepaid expenses	(4,625)	-
Increase in accounts payable	2,753	-
Increase in accrued expenses	77,538	4,000
Net cash provided by (used in) operating activities	(207,557)	4,000

Cash flows from investing activities:
Interest income reinvested in Trust Account	(35,984)	-
Net cash provided by investing activities	(35,984)	-

Cash flows from financing activities:
Increase in deferred offering costs	-	(160,807)
Proceeds from issuance of common stock to initial stockholder	-	25,000
Proceeds from due to affiliates, net	-	142,388
Net cash provided by financing activities	-	167,388

Net change in cash	(243,541)	171,388
Cash, beginning of period	623,044	-

Cash, end of period	$379,503	$171,388

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Non-cash investing and financing activities
Common stock issued for future services included in prepaid expenses	$-	$195,200
Cancellation of common stock issued for future services included in unamortized prepaid expenses	$65,066	$-

The accompanying notes are an integral part of the unaudited condensed financial statements

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2016

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

June 30, 2016

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

June 30, 2016

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

June 30, 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. These financial statements should be read in conjunction with the Company’s annual Form 10-K filing. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year and pursuant to the rules and regulations of the SEC. The accompanying unaudited interim financial statements recognize April 10, 2015 as our date of inception.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

June 30, 2016

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2016. No amounts were accrued for the payment of interest and penalties at June 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2016 and December 31, 2015.

Cash and securities held in Trust Account

At June 30, 2016 and December 31, 2015, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Deferred offering costs

Deferred offering costs consisted of legal, underwriter and accounting fees incurred that were directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering on July 29, 2015. Offering costs amounting to $1,862,816 were charged to stockholders’ equity upon completion of the Offering.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accrued expenses and due to affiliate

Accrued expenses represents amounts the Company owes to its vendors, for which service has been provided but the Company has not paid for and state franchise tax. At June 30, 2016 there was approximately $60,000 accrued consultant early termination fees and $61,000 accrued for state franchise tax in the Company’s accrued expenses. At December 31, 2015, there were approximately $4,000 of accrued travel expenses and $39,000 accrued state franchise tax in the Company’s accrued expenses. Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

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

Accordingly, at June 30, 2016 and December 31, 2015, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value.

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

June 30, 2016

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

June 30, 2016

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

June 30, 2016

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

Due to Affiliates

For the period from April 10, 2015 (inception) through June 30, 2016, the Company’s sponsor advanced to us a total, net of repayments, of $140,500 which has been used for the payment of costs associated with the Public Offering. These advances are non-interest bearing and unsecured. Total amounts due to the sponsor were $140,500 at June 30, 2016 and December 31, 2015, respectively.

For the period from April 10, 2015 (inception) through June 30, 2016, an officer of the Company advanced us approximately $53,000 for expenses related to the Public Offering. These advances were repaid as of June 30, 2016 and December 31, 2015.

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

June 30, 2016

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

6. TRUST ACCOUNT

A total of $50,000,000, which includes $47,500,000 of the net proceeds from the Public Offering and $2,500,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of June 30, 2016 and December 31, 2015, the balance in the Trust Account was $50,059,347 and $50,023,363, respectively.

As of June 30, 2016, the Company’s Trust Account consisted of $50,047,806 in U.S. Treasury Bills, $4,748 in accrued interest and $6,793 in cash. During April 2016, the Company reinvested the assets into cash and U.S. Treasury Bills. As of December 31, 2015, the Company’s Trust Account consisted of $49,994,122 in U.S. Treasury Bills, $21,485 in accrued interest and $7,756 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying June 30, 2016 and December 31, 2015 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at June 30, 2016 and December 31, 2015 are as follows:

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2016

6. TRUST ACCOUNT (continued)

	Held-To-Maturity	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
June 30, 2016	U.S. Treasury Securities	$50,047,806	$4,748	$50,052,554

December 31, 2015	U.S. Treasury Securities	$49,994,122	$21,485	$50,015,607

7. FAIR VALUE MEASUREMENTS

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	Description	Total Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
June 30, 2016	Cash and securities held in Trust Account	$50,053,499	$50,053,499	$-	$-

December 31, 2015	Cash and securities held in Trust Account	$50,023,363	$50,023,363	$-	$-

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2016

8. STOCKHOLDERS’ EQUITY

Common stock

On October 30, 2015, the Company entered into a twelve-month consulting agreement (the “Agreement”) with FirsTrust China Ltd. (the “Consultant”), pursuant to which the Consultant agreed to provide advisory services relating to potential business combination transactions and the Company agreed to pay the Consultant a monthly fee of $20,000, payable quarterly in advance. In addition, the Company agreed to issue to the Consultant 20,000 restricted shares of the Company’s common stock (the “Shares”) upon the closing of the Company’s initial business combination. The Company estimated the fair value of the shares issuable to the Consultant to be $195,200 and has expensed on a pro-rata basis over the term of the contract. The Consultant is entitled to piggy-back registration rights relating to the Shares similar to the piggy-back registration rights granted to the Company’s initial stockholders. As of June 30, 2016, the Company recorded $ 130,134 in its consulting expenses

On June 10, 2016, the Company and the Consultant entered into a termination agreement, pursuant to which the Company and Consultant mutually agreed to terminate the Agreement in exchange for a $60,000 termination fee. Further, the Consultant agreed that the Company shall have no further obligations to the Consultant, including but not limited to the Company’s obligation to issue shares to the Consultant upon the closing of the Company’s initial business combination. The Company wrote off the unamortized $65,066 related prepaid consulting expenses in its prepaid expenses accordingly.

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2016, there were 6,562,500 shares of common stock issued and outstanding (including 4,000,000 shares of common stock subject to redemption).

Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2016, there were no shares of preferred stock issued and outstanding. The rights privileges, restrictions and conditions of the preferred shares have not been determined.

9. SUBSEQUENT EVENT

Subsequent to June 30, 2016, the board of directors of the Company appointed two new directors.  The Sponsor has agreed to grant an option to each new director to acquire 6,000 shares of common stock.

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

As indicated in the accompanying financial statements, at June 30, 2016, we had approximately $380,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from April 10, 2015 (inception) through June 30, 2016, we had a net loss of $593,567 and incurred costs of $1,862,816 related to the our initial public offering which have been charged to stockholders’ equity.

The Company’s entire activity from April 10, 2015 (inception) through July 29, 2015, was in preparation for our initial public offering, which was consummated on July 29, 2015. Since that date, we have engaged in a search for a business combination. Our operating costs since then include our search for an initial business combination and are largely associated with our governance and public reporting, consulting fees, and state franchise taxes of approximately $640,000 through June 30, 2016. Investment income of approximately $59,000 represents the realized and unrealized appreciation on our investment in U.S. treasury bills since our initial public offering. For the three months ended June 30, 2016, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, and consulting fees of approximately $220,000 and we recorded approximately $17,000 in investment income. For the six months ended June 30, 2016, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, and consulting fees of approximately $395,000 and we recorded approximately $36,000 in investment income. We may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. In order to fund transaction costs in connection with an intended initial business combination, our sponsor, members of our management team or their affiliates or other third parties may loan us additional amounts, provided any such loans will not have any claim on the proceeds held in the trust account unless such proceeds are released to us upon completion of an initial business combination. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment, other than interest income earned thereon. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Any part or all of such loans may be converted into additional warrants at $0.50 per warrant (a maximum of 1,000,000 warrants if up to $500,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of such parties. The warrants would be identical to the placement warrants issued to our sponsor. None of our sponsors, stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $379,503. Until the consummation of our initial public offering on July 29, 2015, the Company’s only source of liquidity was an initial purchase of our shares of common stock and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

On July 29, 2015, we consummated our initial public offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 250,000 placement units to our sponsor. Each private placement unit consists of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate). We received net proceeds from our initial public offering and the private placement of approximately $50,650,000, net of the underwriting commissions and fees of $1,250,000 and offering costs and other expenses of approximately $600,000. $50,000,000 of the proceeds of our initial public offering and the private placement have been deposited in the trust account and are not available to us for operations (except amounts designated to pay taxes and working capital from the interest accrued). At June 30, 2016, we had approximately $380,000 of cash available outside of the trust account to fund our activities to search for an initial business combination.

As of June 30, 2016, $50,059,347 was held in the Trust Account and we had cash outside of trust of $ 379,503and $30,460 in accounts payable, $99,365 in accrued expenses and $140,500 in due to affiliates. Through June 30, 2016, the Company had not withdrawn any funds from interest earned on the trust proceeds. Furthermore, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2016. No amounts were accrued for the payment of interest and penalties at June 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2016 and December 31, 2015.

Cash and securities held in Trust Account

At June 30, 2016 and December 31, 2015, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Deferred offering costs

Deferred offering costs consisted of legal, underwriter and accounting fees incurred that were directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering on July 29, 2015. Offering costs amounting to $1,862,186 were charged to stockholders’ equity upon completion of the Offering.

Accrued expenses and due to affiliates

Accrued expenses represents amounts the Company owes to its vendors, for which service has been provided but the Company has not paid for and state franchise tax. At June 30, 2016 there was approximately $60,000 accrued consultant early termination fees and $61,000 accrued for state franchise tax in the Company’s accrued expenses. At December 31, 2015, there were approximately $4,000 of accrued travel expenses and $39,000 accrued state franchise tax in the Company’s accrued expenses. Due to affiliates represents entity formation costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

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

Accordingly, at June 30, 2016, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through July 29, 2015 relates to our formation and the preparation for our Initial Public Offering. Since then we have been actively searching for a proposed business combination. We did not have any financial instruments that were exposed to market risks at June 30, 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

JM GLOBAL HOLDING COMPANY

Date: August 15, 2016	By:	/s/ Tim Richerson
	Name:	Tim Richerson
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

