Form 10-Q
period 2016-09-30
JM Global Holding Co
filed 2016-11-10
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016, there were 6,562,500 shares of the Company’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JM GLOBAL HOLDING COMPANY

Condensed Interim Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$210,434	$623,044
Prepaid assets	29,583	188,367
Total current assets	240,017	811,411

Trust account	50,076,860	50,023,363

Total assets	$50,316,877	$50,834,774
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$737	$27,707
Accrued Expenses	61,365	43,288
Due to affiliates	140,500	140,500
Total current liabilities	202,602	211,495

Common stock subject to possible redemption: 4,000,000 shares (at a redemption value of approximately $10 per share) at September 30, 2016 and December 31, 2015	40,000,000	40,000,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 15,000,000 shares authorized; 2,562,500 shares issued and outstanding (excluding 4,000,000 shares subject to redemption) at at September 30, 2016 and December 31, 2015	256	256
Additional paid-in capital	10,807,708	10,857,228
Accumulated deficit	(693,689)	(234,205)
Total stockholders’ equity	10,114,275	10,623,279
Total liabilities and stockholders’ equity	$50,316,877	$50,834,774

The accompanying notes are an integral part of the unaudited condensed interim financial statements

JM GLOBAL HOLDING COMPANY

Condensed Interim Statement of Operations (unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30,	April 10, 2015 (date of inception) to September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses	96,174	32,318	512,981	38,022

Loss from operations	(96,174)	(32,318)	(512,981)	(38,022)

Interest income	17,513	7,840	53,497	7,840
Net loss attributable to common stock	$(78,661)	$(24,478)	$(459,484)	$(30,182)

Weighted average number of common stock outstanding	2,562,500	2,314,708	2,562,500	1,840,887

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.18)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed interim financial statements

JM GLOBAL HOLDING COMPANY

Condensed Interim Statement of Shareholders' Equity (unaudited)

For the period from April 10, 2015 (inception) to September 30, 2016

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to initial stockholder on April 22, 2015 at $0.01662 per share	1,504,688	$150	$24,850	$-	$25,000

Sale of common stock on July 29, 2015 at $10.00 per share	5,250,000	525	52,499,475	-	52,500,000

Underwriters' discount and offering expenses	-	-	(1,862,816)	-	(1,862,816)

Proceeds from sale of underwriter options	-	-	100	-	100

Common stock subject to possible redemption	(4,000,000)	(400)	(39,999,600)	-	(40,000,000)

Forfeiture of 192,188 shares of common stocks as a result of no over-allotment option exercised	(192,188)	(19)	19	-	-

Common stock issuable to Firstrust at $9.76 per share	-	-	195,200	-	195,200

Net loss	-	-	-	(234,205)	(234,205)

Balance, December 31, 2015	2,562,500	256	10,857,228	(234,205)	10,623,279

Cancellation of Common stock issuable to Firstrust		-	(65,066)	-	(65,066)

Stock-based compensation recorded for options issued to a director by the sponsor			15,546	-	15,546

Net loss	-	-	-	(459,484)	(459,484)

Balance, September 30, 2016	2,562,500	$256	$10,807,708	$(693,689)	$10,114,275

The accompanying notes are an integral part of the unaudited condensed interim financial statements

JM GLOBAL HOLDING COMPANY

CONDENSED INTERIM STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2016	For the period from April 10, 2015 (inception) to September 30, 2015

Cash flows from operating activities:
Net loss	$(459,484)	$(30,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issuable for consulting fees	97,600
Stock-based compensation for director fees	15,546
Changes in operating assets and liabilities
Increase in prepaid expenses	(3,882)	(13,339)
Increase in accounts payable	(26,970)	3,759
Increase in accrued expenses	18,077	9,134
Net cash used in operating activities	(359,113)	(30,628)

Cash flows from investing activities:
Proceeds deposited in Trust Account		(50,000,000)
Interest income reinvested in Trust Account	(53,497)	(7,840)
Net cash used in investing activities	(53,497)	(50,007,840)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	-	25,000
Proceeds from sale of units in Private Placement	-	2,500,000
Proceeds from sale of units in Public Offering, net of offering expenses paid	-	48,137,184
Proceeds from sale of underwriter options	-	100
Proceeds from due to affiliates, net	-	140,500
Net cash provided by financing activities	-	50,802,784

Net change in cash	(412,610)	764,316
Cash, beginning of period	623,044	-

Cash, end of period	$210,434	$764,316

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Non-cash investing and financing activities
Cancellation of common stock issued for future services included in unamortized prepaid expenses	$65,066	$-

The accompanying notes are an integral part of the unaudited condensed interim financial statements

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2016

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

JM Global Holding Company (the “Company,” “we” or “us”) is a newly organized blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Business Combination”). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s sponsor is Zhong Hui Holding Limited, a Seychelles limited company (the “Sponsor”). The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Public Offering and the private placement, $50,000,000 was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee.

Liquidity and Going Concern

None of our Sponsor, stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Additionally, the Company has until July 2017 to complete its initial business combination. If the Company has not completed its initial business combination by that time, the Company will distribute the aggregate amount then on deposit in the trust account, pro rata, to our public shareholders by way of redemption and cease all operations except for purposes of the winding up of our affairs.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2016

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

Trust Account

An amount equal to 100% of the gross proceeds of the Public Offering received on July 29, 2015 is held in a trust account (“Trust Account”) invested in U.S. government securities meeting the conditions of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

Other than the withdrawal of interest to pay taxes or for working capital, if any, none of the funds held in trust may be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the outstanding public shares included in the units sold in the Public Offering if the Company is unable to complete the Business Combination within 24 months from the closing of the Public Offering.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the private placement, although substantially all of the net proceeds of the Public Offering and the private placement are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may decide to not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. In the event that the Company is required to seek stockholder approval in connection with its initial Business Combination, the Company will proceed with a Business Combination only if a majority of the aggregate outstanding shares that are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to redeem their shares of common stock upon the consummation of its initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for working capital purposes or the payment of taxes, divided by the number of then outstanding shares of common stock that were sold as part of the Units in the Public Offering, which the Company refers to as its public shares, subject to the limitations described within the registration statement and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed Business Combination. These shares of common stock, excluding the 1,000,000 non-redeemable shares of the 3,000,000 shares purchased in the Public Offering by the Sponsor, are recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity”. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2016

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

September 30, 2016

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

September 30, 2016

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2016 and 2015. No amounts were accrued for the payment of interest and penalties at September 30, 2016 and 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2016 and December 31, 2015.

Cash and securities held in Trust Account

At September 30, 2016 and December 31, 2015, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred offering costs

Deferred offering costs consisted of legal, underwriter and accounting fees incurred that were directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering on July 29, 2015. Deferred Offering costs amounting to $1,862,816 were charged to stockholders’ equity upon completion of the Offering.

Accrued expenses and due to affiliate

Accrued expenses represents amount the Company owes to its vendors, for which service has been provided but the Company has not paid for and state franchise tax. At September 30, 2016 there was approximately $61,000 accrued for state franchise tax in the Company’s accrued expenses. At December 31, 2015, there were approximately $4,000 of accrued travel expenses and $39,000 accrued state franchise tax in the Company’s accrued expenses. Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

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

Accordingly, at September 30, 2016 and December 31, 2015, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value.

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

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2016

3. PUBLIC OFFERING

On July 29, 2015, the Company sold 5,000,000 units at a purchase price of $10.00 per unit (“Public Units”) in the Public Offering. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one common stock purchase warrant. The Company did not register the shares of common stock issuable upon exercise of the warrants at the time of the Public Offering. However, the Company has agreed to use its best efforts to file and have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants, to maintain a current prospectus relating to those shares of common stock until the earlier of the date the warrants expire or are redeemed and, the date on which all of the warrants have been exercised and to qualify the resale of such shares under state blue sky laws, to the extent an exemption is not available. Each warrant will entitle the holder to purchase one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will become exercisable on the later of (a) 30 days after the consummation of its initial Business Combination, or (b) 12 months from the closing of the Public Offering. The warrants will expire at 5:00 p.m., New York time, five years after the consummation of its initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to us and not placed in the Trust Account. The warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days prior written notice after the warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

The Company paid an upfront underwriting discount of $1,250,000 (approximately 2.5% of the gross proceeds of the Public Offering) to the underwriters at the closing of the Public Offering. The amount was charged to the additional paid in capital account.

The Company sold to the underwriter (and/or its designees), for $100, as additional compensation, an option to purchase up to a total of 400,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $4,000,000) upon the closing of the Public Offering. Since the option is not exercisable until the earliest on the closing the initial Business Combination, the option will effectively represent the right to purchase up to 400,000 shares of common stock and 400,000 warrants to purchase 200,000 shares at $11.50 per full share for an aggregate maximum amount of $6,300,000. The units issuable upon exercise of this option are identical to those issued in the Public Offering. (See Note 5).

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2016

4. RELATED PARTY TRANSACTIONS

Founder shares

In April 2015, the Sponsor purchased 1,504,688 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or $0.01662 per share, which included an aggregate of 192,188 Founder Shares that were subject to forfeiture by the Sponsor to the extent that the overallotment option was not exercised by the underwriter. In June 2015, our Sponsor transferred 164,063 Founder Shares to each of Tim Richerson, our Chief Executive Officer, and Peter Nathanial, our President, as well as 3,000 Founder Shares to each of Messrs. Jetta and Qu, our independent directors. These 334,126 Founder Shares were not subject to forfeiture in the event the underwriter’s overallotment option was not exercised in full. The Founder Shares are identical to the shares of common stock included in the Units sold in the Public Offering, except that (1) the founder shares are subject to certain transfer restrictions, as described in more detail below, and (2) our initial stockholders have agreed: (i) to waive their redemption rights with respect to their founder shares in connection with the consummation of a Business Combination and (ii) to waive their redemption rights with respect to their founder shares if we fail to complete our Business Combination within 24 months from the closing of the Public Offering. However, our initial stockholders will be entitled to redemption rights with respect to any public shares they hold by way of public market purchase if we fail to consummate a Business Combination within such time period. If we submit our initial Business Combination to our public stockholders for a vote, our initial stockholders have agreed to vote theirshares and any public shares held in favor of our initial Business Combination. The initial stockholders will own founder shares equal to 20.0% of the Company’s issued and outstanding shares.

On September 8, 2015, the Sponsor forfeited 192,188 Founder Shares since the overallotment was not exercised, so that the initial stockholders own 20.0% of the Company’s issued and outstanding shares of common stock.

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

September 30, 2016

4. RELATED PARTY TRANSACTIONS (continued)

Private Placement

In July 2015, the Sponsor purchased 250,000 placement units, each consisting of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate,) in a private placement that occurred simultaneously with the completion of the Public Offering. In addition, possible working capital loans by our Sponsor, management team, their affiliates and other third parties may be converted into warrants of the post-business combination entity at a price of $0.50 per warrant (a maximum of 1,000,000 warrants if up to $500,000 is loaned and that amount is converted into warrants). The placement warrants, and the loan warrants, if any, are (or will be) identical to the warrants sold in the Public Offering, except that, if held by our Sponsor or its permitted assigns, they (a) may be exercised for cash or on a cashless basis; (b) are not subject to being called for redemption and (c) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial Business Combination. The Sponsors have agreed that the warrants purchased will not be sold or transferred until 30 days following consummation of a Business Combination, subject to certain limited exceptions. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the initial stockholders will expire worthless.

The private placement warrants and the common shares issuable upon exercise of the private placement warrants will not be transferable, assignable or salable until 30 days after the consummation of our initial Business Combination and the placement warrants will be non-redeemable so long as they are held by our Sponsor or its affiliates or designees. If the private placement warrants are held by someone other than the Sponsor, or its respective permitted transferees, the private placement warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering.

Due to Affiliates

For the period from April 10, 2015 (inception) through September 30, 2016, the Company’s Sponsor advanced to us a total, net of repayments, of $140,500 which has been used for the payment of costs associated with the Public Offering. These advances are non-interest bearing and unsecured. Total amounts due to the sponsor were $140,500 at September 30, 2016 and December 31, 2015, respectively.

For the period from April 10, 2015 (inception) through September 30, 2016, an officer of the Company advanced us approximately $53,000 for expenses related to the Public Offering. These advances were repaid as of September 30, 2016 and December 31, 2015.

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment, other than the interest income earned thereon. Up to $1,000,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the placement warrants. The terms of such loans by our SponsorS, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2016

5. COMMITMENTS AND CONTINGENCIES

The underwriter was entitled to an underwriting discount of two and a half percent (2.5%), which was paid in cash.

The Company sold to the underwriter (and/or its designees), for $100, as additional compensation, an option to purchase up to a total of 400,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $4,000,000) upon the closing of the Public Offering. Since the option is not exercisable until the earliest on the closing of our initial Business Combination, the option will effectively represent the right to purchase up to 400,000 shares of common stock and 400,000 warrants to purchase 200,000 shares at $11.50 per full share for an aggregate maximum amount of $6,300,000. The units issuable upon exercise of this option are identical to those offered in the Public Offering. This option may be exercised during the five-year period from the date of the Public Offering commencing on the later of the consummation of an initial Business Combination and the one-year anniversary of the date of the Public Offering. The Company accounts for the fair value of the unit purchase option, net of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimates the fair value of this unit purchase option is approximately $2.02 per unit (for a total fair value of approximately $669,114) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 11.15%, (2) risk-free interest rate of 1.36% and (3) expected life of 5 years. Because the Company’s units do not have a trading history, the volatility assumption is based on information currently available to management. The volatility assumption was calculated using the average volatility of exchange-traded funds tracking various indices, which are representative of the sectors on which the company intends to focus for the initial business transaction, including: Fidelity Select Consumer Staples Portfolio, Rydex Consumer Products Fund, Icon Consumer Staples, Putnam Global Consumer Fund, and Vanguard Consumer Staples ETF. The Company believes that the volatility estimate is a reasonable benchmark to use in estimating the expected volatility of the units. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Combination within the prescribed time period and it liquidates, the option will become worthless. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of cash.

6. TRUST ACCOUNT

A total of $50,000,000, which includes $47,500,000 of the net proceeds from the Public Offering and $2,500,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of September 30, 2016 and December 31, 2015, the balance in the Trust Account was $50,076,860 and $50,023,363, respectively.

As of September 30, 2016, the Company’s Trust Account consisted of $50,061,822 in U.S. Treasury Bills, $6,542 in accrued interest and $8,496 in cash. As of December 31, 2015, the Company’s Trust Account consisted of $49,994,122 in U.S. Treasury Bills, $21,485 in accrued interest and $7,756 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying September 30, 2016 and December 31, 2015 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2016

6. TRUST ACCOUNT (continued)

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2016 and December 31, 2015 are as follows:

	Held-To-Maturity	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
September 30, 2016	U.S. Treasury Securities	$50,061,822	$6,542	$50,068,364

December 31, 2015	U.S. Treasury Securities	$49,994,122	$21,485	$50,015,607

7. FAIR VALUE MEASUREMENTS

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	Description	Total Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
September 30, 2016	Cash and securities held in Trust Account	$50,076,860	$50,076,860	$-	$-

December 31, 2015	Cash and securities held in Trust Account	$50,023,363	$50,023,363	$-	$-

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2016

8. STOCKHOLDERS’ EQUITY

Common stock

On October 30, 2015, the Company entered into a twelve-month consulting agreement (the “Agreement”) with FirsTrust China Ltd. (the “Consultant”), pursuant to which the Consultant agreed to provide advisory services relating to potential business combination transactions and the Company agreed to pay the Consultant a monthly fee of $20,000, payable quarterly in advance. In addition, the Company agreed to issue to the Consultant 20,000 restricted shares of the Company’s common stock upon the closing of the Company’s initial Business Combination. The Company estimated the fair value of the shares issuable to the Consultant to be $195,200 and has expensed on a pro-rata basis over the term of the contract. The Consultant is entitled to piggy-back registration rights relating to such shares similar to the piggy-back registration rights granted to the Company’s initial stockholders. The Company recorded $150,134 in its consulting expenses during the second quarter of 2016.

On June 10, 2016, the Company and the Consultant entered into a termination agreement, pursuant to which the Company and Consultant mutually agreed to terminate the Agreement in exchange for a $60,000 termination fee. Further, the Consultant agreed that the Company shall have no further obligations to the Consultant, including but not limited to the Company’s obligation to issue shares to the Consultant upon the closing of the Company’s initial business combination. Accordingly, the Company wrote off the unamortized $65,066 prepaid consulting expenses.

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2016, there were 6,562,500 shares of common stock issued and outstanding (including 4,000,000 shares of common stock subject to redemption).

Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2016, there were no shares of preferred stock issued and outstanding. The rights privileges, restrictions and conditions of the preferred shares have not been determined.

Options

In July 2016, the board of directors of the Company appointed two new directors. In August, the Sponsor has granted an option to each of the two new directors to acquire 6,000 shares of common stock at a price of $9.79 per share exercisable commencing six months after closing of the initial Business Combination and expiring five years from the closing of the initial Business Combination. The Company estimates the fair value of the purchase options at $15,546 using a Black-Scholes option-pricing model and recorded $15,546 as compensation expenses accordingly.

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

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand and the lender demands payment;

●	limitations on our ability to obtain additional financing if the debt security contains covenants restricting our ability to incur debt;

●	our inability to pay dividends on our common stock due to covenants limiting or prohibiting dividends;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce, or possibly eliminate, the funds available for use as dividends on our common stock, expenses, capital expenditures, acquisitions and other general corporate purposes; and

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate.

As indicated in the accompanying financial statements, at September 30, 2016, we had approximately $210,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from April 10, 2015 (inception) through September 30, 2016, we had a net loss of $693,689 and incurred costs of $1,862,816 related to the our initial public offering which have been charged to stockholders’ equity.

The Company’s entire activity from April 10, 2015 (inception) through July 29, 2015, was in preparation for our initial public offering, which was consummated on July 29, 2015. Since that date, we have engaged in a search for a business combination. Our operating costs since then include our search for an initial business combination and are largely associated with our governance and public reporting, consulting fees, director fees, and state franchise taxes which aggregated approximately $737,000 through September 30, 2016. Investment income of approximately $77,000 represents the realized and unrealized appreciation on our investment in U.S. treasury bills since our initial public offering. For the three months ended September 30, 2016, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, director fees and consulting fees of approximately $96,000 and we recorded approximately $18,000 in investment income. For the nine months ended September 30, 2016, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, director fees and consulting fees of approximately $513,000 and we recorded approximately $53,000 in investment income. We may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. In order to fund transaction costs in connection with an intended initial business combination, our sponsor, members of our management team or their affiliates or other third parties may loan us additional amounts, provided any such loans will not have any claim on the proceeds held in the trust account unless such proceeds are released to us upon completion of an initial business combination. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment, other than interest income earned thereon. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Any part or all of such loans may be converted into additional warrants at $0.50 per warrant (a maximum of 1,000,000 warrants if up to $500,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of such parties. The warrants would be identical to the placement warrants issued to our sponsor. None of our sponsors, stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $210,434. Until the consummation of our initial public offering on July 29, 2015, the Company’s only source of liquidity was an initial purchase of our shares of common stock and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

On July 29, 2015, we consummated our initial public offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 250,000 placement units to our sponsor. Each private placement unit consists of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate). We received net proceeds from our initial public offering and the private placement of approximately $50,650,000, net of the underwriting commissions and fees of $1,250,000 and offering costs and other expenses of approximately $600,000. $50,000,000 of the proceeds of our initial public offering and the private placement have been deposited in the trust account and are not available to us for operations (except amounts designated to pay taxes and working capital from the interest accrued). At September 30, 2016, we had approximately $210,000 of cash available outside of the trust account to fund our activities to search for an initial business combination.

As of September 30, 2016, $50,076,860 was held in the Trust Account and we had cash outside of trust of $ 210,434 and $737 in accounts payable, $61,365 in accrued expenses and $140,500 in due to affiliates. Through September 30, 2016, the Company had not withdrawn any funds from interest earned on the trust proceeds. Furthermore, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2016. No amounts were accrued for the payment of interest and penalties at September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2016 and December 31, 2015.

Cash and securities held in Trust Account

At September 30, 2016 and December 31, 2015, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Deferred offering costs

Deferred offering costs consisted of legal, underwriter and accounting fees incurred that were directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering on July 29, 2015. Offering costs amounting to $1,862,186 were charged to stockholders’ equity upon completion of the Offering.

Accrued expenses and due to affiliates

Accrued expenses represents amounts the Company owes to its vendors, for which service has been provided but the Company has not paid for and state franchise tax. At September 30, 2016 there was approximately $$61,000 accrued for state franchise tax in the Company’s accrued expenses. At December 31, 2015, there were approximately $4,000 of accrued travel expenses and $39,000 accrued state franchise tax in the Company’s accrued expenses. Due to affiliates represents entity formation costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

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

Accordingly, at September 30, 2016, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through July 29, 2015 relates to our formation and the preparation for our Initial Public Offering. Since then we have been actively searching for a proposed business combination. We did not have any financial instruments that were exposed to market risks at September 30, 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

JM GLOBAL HOLDING COMPANY

Date: November 10, 2016	By:	/s/ Tim Richerson
	Name:	Tim Richerson
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

