Form 10-K
period 2016-12-31
JM Global Holding Co
filed 2017-03-28
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock of $9.75, as reported on the Nasdaq Capital Market, was $19,500,000.

As of March 27, 2017, there were 6,562,500 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “company” or “our company” refer to JM Global Holding Company;

●	our “sponsor” refer to Zhong Hui Holding Limited, a Republic of Seychelles registered company. The sole director, officer and shareholder of our sponsor is the Chairman of our Board of Directors;

●	“initial holders” or “initial stockholders” are to our officers, directors and to our sponsor;

●	“founder shares” are to 1,312,500 shares of our common stock held by our initial stockholders;

●	our “management” or our “management team” refer to our officers and certain of our directors;

●	our “public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” refer to the holders of our public shares, which may include our initial holders and members of our management team if and to the extent they purchase public shares, provided that any such holder’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“private placement” refer to the private placement of 250,000 units purchased by our sponsor, which occurred simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $2.5 million;

●	“placement units” are to the 250,000 units purchased separately by our sponsor in the private placement, each placement unit consisting of one placement share and one warrant to purchase one half of one placement share;

●	“placement shares” are to an aggregate of 250,000 shares of our common stock included within the placement units purchased separately by our sponsor in the private placement; and

●	“placement warrants” are to warrants to purchase an aggregate of 125,000 shares of our common stock included within the placement units purchased separately by our sponsor in the private placement.

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

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any taxes payable on interest) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not independently able to determine the fair market value of the target business or businesses, we will obtain an opinion with respect to the satisfaction of such criteria from an independent investment banking firm that is a member of the Financial Industry Regulating Authority, or FINRA, and reasonably acceptable to Cantor Fitzgerald & Co., or Cantor Fitzgerald, the underwriter of our initial public offering. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be required to consummate a business combination with a target whose fair market value equals at least 80% of the balance in the trust account (less any taxes payable on interest).

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

Nasdaq rules require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any taxes payable on interest) at the time of our signing a definitive agreement in connection with our initial business combination. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be subject to that requirement. There is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

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

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. We have engaged, and may in the future engage, on a non-exclusive basis, the services of professional firms or other individuals that specialize in business acquisitions and we have paid, and may in the future pay, a finder’s fee, consulting fee or other compensation to such third parties based on the terms of the transaction and the terms and conditions of the arrangements with such third parties. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. However, our agreement with FirsTrust China Ltd., or FT, dated October 30, 2015, provided that we pay FT a monthly fee of $20,000, payable quarterly in advance. Such fee was paid out of the funds held outside of the trust account. On June 10, 2016, we entered into a termination agreement, pursuant to which the parties mutually agreed to terminate the agreement in exchange for a $60,000 termination fee. In addition, we have entered into, and may in the future enter into, other consulting arrangements pursuant to which we are obligated to make a retainer payment and pay additional fees upon the consummation of our initial business combination. In no event will our initial stockholders or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than (i) repayment of any loans that our sponsor, management team, their affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment other than interest earned thereon); and (ii) reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Selection of a target business and structuring of our initial business combination

Subject to the Nasdaq requirement that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any taxes payable on interest) at the time of our signing a definitive agreement in connection with our initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be subject to the Nasdaq requirement. In any case, we intend to consummate our initial business combination only if we (or any entity that is a successor to us in a business combination) will acquire a majority of the outstanding voting securities or assets of the target with the objective of making sure that we are not required to register as an investment company under the Investment Company Act. We believe that, if we own a majority of the target’s outstanding voting securities, we will not be required to register as an investment company under the Investment Company Act since the securities of a majority owned subsidiary that is not itself deemed an investment company are not deemed to be “investment securities” as defined in the Investment Company Act, and since we expect that 60% or more of the value of our total assets (excluding government securities and cash) will be represented by the securities of our target business which we expect will be an operating business. We seek to acquire established companies that have demonstrated sound historical financial performance. Although we are not restricted from doing so, we do not intend to acquire start-up companies. To the extent we effect a business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the approximately $ 50.1 million (which includes approximately $100,000 in accrual interest) of proceeds from our initial public offering and the private placement held out of trust as of December 31, 2016, interest income on the balance of the trust account (net of any taxes payable), which will be released to us to fund our working capital requirements, and any potential loans from our sponsor, management team, their affiliates or other third parties for working capital purposes and to pay expenses to identify an initial business combination, although we cannot assure you that there will be sufficient funds for such purposes or that such loans would be made. If such funds are insufficient, our sponsor has agreed to pay the balance of the amount necessary to complete such liquidation (currently anticipated to be no more than approximately $30,000) and has agreed not to seek repayment for such amounts.

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

We have access to approximately $50.1 million from the proceeds from our initial public offering and the private placement held out of trust as of December 31, 2016, any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). If we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

We are required to evaluate and report on our internal control procedures for the fiscal year ended December 31, 2016 as required by the Sarbanes-Oxley Act. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

If the net proceeds of our initial public offering not being held in the trust account and loans from Sponsor are insufficient, it could limit the amount available to complete our initial business combination and we may be unable to continue as a going concern.

Of the net proceeds of our initial public offering and advances, approximately $150,000 (as of December 31, 2016) was available to us outside the trust account to fund our working capital requirements. For the year ended December 31, 2016, we used cash of approximately $387,000 in operating activities. As of December 31, 2016, we had current liabilities of approximately $243,000, primarily representing amounts owed to lawyers, accountants and consultants who have advised us on matters related to a potential business combination. Funds in the trust account are not available for paying these costs absent an initial business combination. There can be no assurances that we will complete a business combination.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, our management team or other third parties to operate or may be forced to liquidate. To date, we have not received any advances from our sponsor or directors to finance transaction costs in connection with a business combination. Neither our sponsor, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Accordingly, we may not be able to obtain additional financing. Any such loans and advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included herein do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share on our redemption of our public shares.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), other than our sponsor or parties associated with our sponsor, will be restricted from seeking redemption rights with respect to an aggregate of 20.0% or more of the shares sold in our initial public offering. We refer to such shares aggregating 20.0% or more of the shares sold in our initial public offering as “Excess Shares”. This restriction will not apply to our sponsor or to parties associated with our sponsor that purchased units in our initial public offering.

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

Our sponsor and other initial stockholders, in the aggregate, own shares equal to 69.5% of our issued and outstanding shares of common stock. Accordingly, these parties may exert a substantial and decisive influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. Our sponsor and other initial stockholders are not restricted from purchasing common stock in the aftermarket or in privately negotiated transactions, which would increase their control. Our sponsor and other initial stockholders do not have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our initial holders, is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, you should anticipate that our sponsor and other initial stockholders will continue to exert control at least until the consummation of our initial business combination.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2017. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the Nasdaq for the period of July 24, 2015 through December 31, 2016

	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
Year Ended December 31, 2015
July 24, 2015 through September 30, 2015	$9.50	$10.41	$9.50	$10.41	$0.30	$0.50
October 1, 2015 through December 31, 2015	$9.50	$9.90	$9.50	$9.90	$0.12	$0.40
Year Ended December 31, 2016
January 1, 2016 through March 31, 2016	$9.52	$9.85	$9.42	$9.60	$-	$-
April 1, 2016 through June 30, 2016	$9.79	$9.90	$9.55	$9.78	$-	$-
July 1, 2016 through September 30, 2016	$9.87	$10.00	$9.75	$10.00	$-	$-
October 1, 2016 through December 31, 2016	$9.95	$10.15	$9.85	$10.00	$-	$-

On March 27, 2017, our common stock had a closing price of $9.96, our units had a closing price of $10.57 and our warrants had no trading activity.

(b) Holders

On March 27, 2017, there were 6 holders of record of our units, 2 holders of record of our common stock and 1 holder of record of our warrants.

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

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

The following table sets forth selected historical information derived from our audited financial statements included elsewhere in this Report as of December 31, 2016 and 2015, and for year ended December 31, 2016 and the period from April 2015 (inception) through December 31, 2015. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

	December 31
	2016	2015
Balance Sheet Data:
Cash	$150,306	$623,044
Cash and Investments held in Trust Account	$50,109,326	$50,023,363
Total Assets	$50,275,212	$50,834,774
Common stock subject to possible redemption (at redemption value)	$40,000,000	$40,000,000
Total stockholders’ equity	$10,032,143	$10,623,279

	For the Year Ended December 31, 2016	For the period from April 10, 2015 (date of inception) to December 31, 2015
Cash Flow Data:
Net cash used in operating activities	$(386,775)	$(156,377)
Net cash used in investing activities	$(85,963)	$(50,023,363)
Net cash provided by financing activities	$-	$50,082,784

Statement of Operations Data:
Operating expenses:
General and administrative expenses	$627,579	$257,568
Loss from operations	$(627,579)	$(257,568)
Other Income:
Interest income	$85,963	$23,363
Net loss attributable to common stockholders	$(541,616)	$(234,205)
Basic and diluted net loss per share attributable to common stockholders	$(0.21)	$(0.11)
Weighted average number of common shares outstanding
Basic and diluated	2,562,500	2,091,409

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

As indicated in the accompanying financial statements, at December 31, 2016, we had approximately $150,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the year ended December 31, 2016, we had a net loss of $541,616. For the period from April 10, 2015 (inception) through December 31, 2015, we had a net loss of $234,205 and incurred costs of $1,862,816 related to our initial public offering which have been charged to stockholders’ equity.

The Company’s entire activity from April 10, 2015 (inception) through July 29, 2015, was in preparation for our initial public offering, which was consummated on July 29, 2015. Since that date, we have engaged in a search for a target for a business combination. Our operating costs since then include our search for an initial business combination and are largely associated with our governance and public reporting, consulting fees, and state franchise taxes of approximately $628,000 for the year 2016 and $244,000 for the year 2015. Investment income of approximately $86,000 and $23,000 for the year 2016 and 2015, respectively, represents the realized and unrealized appreciation on our investment in U.S. treasury bills since our initial public offering. We may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. In order to fund transaction costs in connection with an intended initial business combination, our sponsor, members of our management team or their affiliates or other third parties may loan us additional amounts, provided any such loans will not have any claim on the proceeds held in the trust account unless such proceeds are released to us upon completion of an initial business combination. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment, other than interest income earned thereon. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Any part or all of such loans may be converted into additional warrants at $0.50 per warrant (a maximum of 1,000,000 warrants if up to $500,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of such parties. The warrants would be identical to the placement warrants issued to our sponsor. None of our sponsors, stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $150,306. Until the consummation of our initial public offering on July 29, 2015, the Company’s only source of liquidity was an initial purchase of our shares of common stock and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured.

On July 29, 2015, we consummated our initial public offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 250,000 placement units to our sponsor. Each private placement unit consists of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate). We received net proceeds from the our initial public offering and the private placement of approximately $50,650,000, net of the underwriting commissions and fees of $1,250,000 and offering costs and other expenses of approximately $600,000. $50,000,000 of the proceeds of our initial public offering and the private placement have been deposited in the trust account and are not available to us for operations (except amounts designated to pay taxes and working capital from the interest accrued). At December 31, 2016, we had approximately $150,000 of cash available outside of the trust account to fund our activities to search for an initial business combination.

As of December 31, 2016, $50,109,326 was held in the Trust Account and we had cash outside of trust of $ 150,036 and $19,922 in accounts payable, $82,647 of accrued franchise taxes and $140,500 in due to affiliates. As of December 31, 2015, $50,023,363 was held in the trust account and we had cash outside of trust of $623,044 and $211,495 in accounts payable, accrued expenses and due to affiliates. Through December 31, 2016, the Company had not withdrawn any funds from interest earned on the trust proceeds. Furthermore, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2016. No amounts were accrued for the payment of interest and penalties at December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2016.

Cash and securities held in Trust Account

At December 31, 2016, the assets held in the trust account were held in cash and U.S. Treasury Bills.

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

Accrued expenses and due to affiliate

Accrued expenses represents amounts the Company owes to its vendors, for which service has been provided but the Company has not paid for and state franchise tax. At December 31, 2016, there were approximately $4,000 of accrued travel expenses and $39,000 accrued state franchise tax in the Company’s accrued expenses. Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

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

Accordingly, at December 31, 2016, 4,000,000 of the 5,000,000 public shares were classified outside of permanent equity at its redemption value.

Going concern

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

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

Item 8.  Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Qi (Jacky) Zhang	42	Chairman of the Board of Directors
Tim Richerson	56	Chief Executive Officer, Chief Financial Officer and Director
Peter Nathanial	49	President and Director
Kurt Jetta, PhD	55	Director
Dongliang Qu	36	Director
Arthur B. Drogue	71	Director
Xiaoguang Liu	52	Director

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

Arthur B. Drogue, our director since July 2016, has served as a Director of the Spar Group (Nasdaq: SGRP), a company that provides retail services to the consumer goods industry, since January 2013 and as a Director of Ruiz Foods, a privately held Mexican frozen foods company, since November 2011. Mr. Drogue has also served as the Chairman of Apollo Food Group dba Yasso, a private frozen Greek yogurt company, since December 2013 and as the Chairman of Cheating Gourmet, a private frozen seafood and frozen meat company, since January 2016. Mr. Drogue has served as Co-Founder and Partner of The Resource Team, a consulting practice focused on the consumer goods industry, since November 2011. Mr. Drogue served as the Interim Chief Operating Officer of Unreal Candy Company, a start-up confections company, from October 2012 to July 2013. Mr. Drogue served as an Operating Partner of the Raptor Consumer Fund, a private fund that invests in early stage companies in the consumer goods industry, from January 2011 to January 2015. Mr. Drogue was a Senior Vice President at Unilever NV (NYSE: UL) from 2000 until 2010. His previous professional experience includes senior management positions at Best Foods (Vice President of Sales, U.S., from 1999 to 2000), Sunbeam (Vice President of Sales, North America, from 1998 to 1999), Nabisco (Vice President and then Senior Vice President, Sales, from 1991 to 1998), Northeastern Organization Inc. (from 1989 to 1991), and General Mills (NYSE: GIS) (various positions, including Director of Operations and Strategic Planning, from 1969 to 1989). Mr. Drogue graduated with a B.A. from Stetson University. We believe that Mr. Drogue is well qualified to serve as a member of the Board due to his extensive experience serving as a director and senior officer of public and private companies.

Xiaoguang Liu, our director since August 2016, has served as a professor in the Tianjin University of Science and Technology since October 2009. From April 2006 until August 2009, Dr. Liu served as a post-doctoral associate in the Department of Biology of Texas A&M University and from March 2002 until January 2006 he served as a post-doctoral associate in the Department of Medicine of the University of Illinois at Chicago. Dr. Liu received his bachelor degree from Jiangxi Agricultural University, his master degree from Zhejiang Agricultural University and his doctorate from the University of Arizona. We believe Dr. Liu is well qualified to serve as a member of the Board because his clinical and technical background adds to, and rounds out the experience of, the Board.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Drogue and Liu, will expire at our 2019 annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Jetta and Qu, will expire at our 2017 annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Zhang, Richerson and Nathanial, will expire at our 2018 annual meeting of stockholders.

Committees of the Board of Directors

Audit Committee

Subject to phase-in rules and a limited exception, the rules of Nasdaq and Section 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We have established an audit committee of the board of directors, which consists of Messrs. Jetta, Qu and Drogue. Messrs. Jetta, Qu and Drogue meet the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Dr. Jetta serves as Chairman of our audit committee.

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Dr. Jetta, Mr. Qu, Mr. Drogue and Mr. Liu. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, Dr. Jetta, Mr. Qu, Mr. Drogue and Mr. Liu are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2016 there were no delinquent filers.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock

Zhong Hui Holding Limited (our sponsor)(2)	4,496,500	68.5%
Qi (Jacky) Zhang(2)	4,496,500	68.5%
Tim Richerson	30,000	*
Peter Nathanial	30,000	*
Dr. Kurt Jetta	3,000	*
Dongliang Qu	3,000	*
Arthur B. Drogue	0	*
Xiaoguang Liu	0	*
All directors and executive officers as a group (7 individuals)	4,562,500	69.5%

*	Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1615 South Congress Avenue, Suite 103, Delray Beach, Florida 33445.

(2)	These shares represent (i) the founder shares held by our sponsor and (ii) 3,000,000 shares included in 3,000,000 units purchased by our sponsor in our initial public offering. Mr. Zhang owns 100% of our sponsor, Zhong Hui Holding Limited.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Dr. Jetta, Mr. Qu, Mr. Drogue and Mr. Liu are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2016 and 2015 totaled $50,000 and $61,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2016 and 2015, we did not pay Withum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Withum for tax planning and tax advice for the year ended December 31, 2016 and 2015.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2016 and 2015.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 23, 2015, between the Company and Cantor Fitzgerald & Co. (1)
3.1	Certificate of Incorporation. (2)
3.2	Amended and Restated Certificate of Incorporation. (1)
3.3	Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated July 23, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)
4.5	Unit Purchase Option, dated July 29, 2015, between the Registrant and Cantor Fitzgerald & Co. (1)
10.1	Investment Management Trust Account Agreement, dated July 23, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)
10.2	Registration Rights Agreement, dated July 23, 2015, between the Company and certain security holders. (1)
10.3	Placement Unit Subscription Agreement, dated May 4, 2015, among the Company and Zhong Hui Holding Limited. (2)
10.4	Letter Agreement, dated July 23, 2015, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.5	Form of Indemnity Agreement. (2)
10.6	Letter Agreement, dated July 23, 2015, by and among the Company and Cantor Fitzgerald & Co. (1)
10.7	Consulting Agreement, dated as of October 30, 2015, by and between the Company and FirsTrust China Ltd.(3)
14.1	Code of Business and Ethics. (2)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 29, 2015.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on June 16, 2015.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the Commission on March 28, 2016.

Item 16.	Form 10-K Summary

Not applicable.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JM Global Holding Company

We have audited the accompanying balance sheets of JM Global Holding Company (the “Company”), as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2016 and for the period from April 10, 2015 (inception) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JM Global Holding Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from April 10, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company does not complete a business combination by July 29, 2017, then the Company will cease all operations except for the purpose of winding down and liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ WithumSmith+Brown, PC

New York, New York

March 27, 2017

JM GLOBAL HOLDING COMPANY

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$150,306	$623,044
Prepaid assets	15,580	188,367
Total current assets	165,886	811,411

Trust account	50,109,326	50,023,363

Total assets	$50,275,212	$50,834,774
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,922	$27,707
Accrued expenses	82,647	43,288
Due to affiliates	140,500	140,500
Total current liabilities	243,069	211,495

Common stock subject to possible redemption: 4,000,000 shares (at a redemption value of approximately $10 per share) at December 31, 2016 and 2015, respectively	40,000,000	40,000,000
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 15,000,000 shares authorized; 2,562,500 shares issued and outstanding (excluding 4,000,000 shares subject to redemption) at December 31, 2016 and 2015, respectively	256	256
Additional paid-in capital	10,807,708	10,857,228
Accumulated deficit	(775,821)	(234,205)
Total stockholders’ equity	10,032,143	10,623,279
Total liabilities and stockholders’ equity	$50,275,212	$50,834,774

See accompanying notes to financial statements

JM GLOBAL HOLDING COMPANY

Statement of Operations

	For the Year Ended December 31, 2016	For the period from April 10, 2015 (date of inception) to December 31, 2015

Revenue	$-	$-

Operating expenses	627,579	257,568

Loss from operations	(627,579)	(257,568)

Interest income	85,963	23,363
Net loss attributable to common stock (excluding shares subject to possible redemption)	$(541,616)	$(234,205)

Basic and diluted net loss per share	$(0.21)	$(0.11)

Weighted average number of common stock outstanding
Basic and diluted (excluding shares subject to possible redemption)	2,562,500	2,091,409

See accompanying notes to financial statements

JM GLOBAL HOLDING COMPANY

Statement of Stockholders’ Equity

For the period from April 10, 2015 (inception) to December 31, 2016

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to initial stockholder on April 22, 2015 at $0.01662 per share	1,504,688	$150	$24,850	$-	$25,000

Sale of common stock on July 29, 2015 at $10.00 per share	5,250,000	525	52,499,475	-	52,500,000

Underwriters’ discount and offering expenses	-	-	(1,862,816)	-	(1,862,816)

Proceeds from sale of underwriter options	-	-	100	-	100

Common stock subject to possible redemption	(4,000,000)	(400)	(39,999,600)	-	(40,000,000)

Forfeiture of 192,188 shares of common stocks as a result of no over-allotment option exercised	(192,188)	(19)	19	-	-

Common stock issuable to Firstrust at $9.76 per share	-	-	195,200	-	195,200

Net loss	-	-	-	(234,205)	(234,205)

Balance, December 31, 2015	2,562,500	256	10,857,228	(234,205)	10,623,279

Cancellation of Common stock issuable to Firstrust		-	(65,066)	-	(65,066)

Stock-based compensation recorded for options issued to a director by the sponsor			15,546	-	15,546

Net loss	-	-	-	(541,616)	(541,616)

Balance, December 31, 2016	2,562,500	$256	$10,807,708	$(775,821)	$10,032,143

See accompanying notes to financial statements

JM GLOBAL HOLDING COMPANY

Statements of Cash Flows

	Year Ended December 31, 2016	For the period from April 10, 2015 (inception) to December 31, 2015

Cash flows from operating activities:
Net loss	$(541,616)	$(234,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issuable for consulting fees	97,600	32,533
Stock-based compensation for director fees	15,546	-
Changes in operating assets and liabilities
Increase in prepaid expenses	10,121	(25,700)
Increase in accounts payable	(7,785)	27,707
Increase in accrued expenses	39,359	43,288
Net cash used in operating activities	(386,775)	(156,377)

Cash flows from investing activities:
Proceeds deposited in Trust Account	-	(50,000,000)
Interest income reinvested in Trust Account	(85,963)	(23,363)
Net cash used in investing activities	(85,963)	(50,023,363)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	-	25,000
Proceeds from sale of units in Private Placement	-	2,500,000
Proceeds from sale of units in Public Offering, net of offering expenses paid	-	48,137,184
Proceeds from sale of underwriter options	-	100
Proceeds from due to affiliates, net	-	140,500
Net cash provided by financing activities	-	50,802,784

Net change in cash	(472,738)	623,044
Cash, beginning of period	623,044	-

Cash, end of period	$150,306	$623,044

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Non-cash investing and financing activities
Cancellation of common stock issued for future services included in unamortized prepaid expenses	$65,066	$-
Common stock issuable for consulting services	-	$195,200

See accompanying notes to financial statements

JM GLOBAL HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

JM Global Holding Company (the “Company,” “we” or “us”) is a blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Business Combination”). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s sponsor is Zhong Hui Holding Limited, a Seychelles limited company (the “Sponsor”). The Company has selected December 31 as its fiscal year end.

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

Additionally, the Company has until July 29, 2017 to complete its initial business combination. If the Company has not completed its initial business combination by that time, the Company will distribute the aggregate amount then on deposit in the Trust Account, pro rata, to our public shareholders by way of redemption and cease all operations except for purposes of the winding up of our affairs.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

JM GLOBAL HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

Trust Account

An amount equal to 100% of the gross proceeds of the Public Offering received on July 29, 2015 is held in a Trust Account invested in U.S. government securities meeting the conditions of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

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

December 31, 2016

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC’).

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

JM GLOBAL HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2016 and 2015, the Company has a deferred tax assets of approximately $328,000 and $84,000 related to the net operating loss carryforwards of approximately $890,000 and $260,000, respectively (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of their deferred tax assets is appropriate at this time.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2016 and 2015. No amounts were accrued for the payment of interest and penalties at December 31, 2016 and 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2016 and 2015.

Cash and securities held in Trust Account

At December 31, 2016 and 2015, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

JM GLOBAL HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

Accrued expenses and due to affiliate

Accrued expenses represents amount the Company owes to its vendors, for which service has been provided but the Company has not paid for and state franchise tax. At December 31, 2016 there was approximately $83,000 accrued for state franchise tax in the Company’s accrued expenses. At December 31, 2015, there were approximately $4,000 of accrued travel expenses and $39,000 accrued state franchise tax in the Company’s accrued expenses. Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

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

Accordingly, at December 31, 2016 and 2015, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value.

Recently issued accounting standards

The Company complies with ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management is required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and the adoption of ASU 2014-15 will not have a material effect on its financial position or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

JM GLOBAL HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

JM GLOBAL HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

4. RELATED PARTY TRANSACTIONS

Founder shares

In April 2015, the Sponsor purchased 1,504,688 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or $0.01662 per share, which included an aggregate of 192,188 Founder Shares that were subject to forfeiture by the Sponsor to the extent that the overallotment option was not exercised by the underwriter. In June 2015, our Sponsor transferred 164,063 Founder Shares to each of Tim Richerson, our Chief Executive Officer, and Peter Nathanial, our President, as well as 3,000 Founder Shares to each of Messrs. Jetta and Qu, our independent directors. These 334,126 Founder Shares were not subject to forfeiture in the event the underwriter’s overallotment option was not exercised in full. The Founder Shares are identical to the shares of common stock included in the Units sold in the Public Offering, except that (1) the founder shares are subject to certain transfer restrictions, as described in more detail below, and (2) our initial stockholders have agreed: (i) to waive their redemption rights with respect to their founder shares in connection with the consummation of a Business Combination and (ii) to waive their redemption rights with respect to their founder shares if we fail to complete our Business Combination within 24 months from the closing of the Public Offering. However, our initial stockholders will be entitled to redemption rights with respect to any public shares they hold by way of public market purchase if we fail to consummate a Business Combination within such time period. If we submit our initial Business Combination to our public stockholders for a vote, our initial stockholders have agreed to vote their shares and any public shares held in favor of our initial Business Combination. The initial stockholders own founder shares equal to 20.0% of the Company’s issued and outstanding shares (not including the placement shares).

On September 8, 2015, the Sponsor forfeited 192,188 Founder Shares since the overallotment was not exercised, so that the initial stockholders owned 20.0% of the Company’s issued and outstanding shares of common stock (not including the placement shares).

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

Due to Affiliates

For the period from April 10, 2015 (inception) through December 31, 2016, the Company’s Sponsor advanced to us a total, net of repayments, of $140,500 which has been used for the payment of costs associated with the Public Offering. These advances are non-interest bearing,unsecured and due on demand. Total amounts due to the sponsor were $140,500 at December 31, 2016 and 2015, respectively.

For the period from April 10, 2015 (inception) through December 31, 2016, an officer of the Company advanced us approximately $53,000 for expenses related to the Public Offering. These advances were repaid as of December 31, 2016.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

6. TRUST ACCOUNT

A total of $50,000,000, which includes $47,500,000 of the net proceeds from the Public Offering and $2,500,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of December 31, 2016 and 2015, the balance in the Trust Account was $50,109,326 and $50,023,363, respectively.

As of December 31, 2016, the Company’s Trust Account consisted of $49,940,597 in U.S. Treasury Bills, $5,400 in accrued interest and $163,329 in cash. As of December 31, 2015, the Company’s Trust Account consisted of $49,994,122 in U.S. Treasury Bills, $21,485 in accrued interest and $7,756 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2016 and 2015 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

JM GLOBAL HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

6. TRUST ACCOUNT (continued)

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at December 31, 2016 and 2015 are as follows:

	Held-To-Maturity	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
December 31, 2016	U.S. Treasury Securities	$49,940,597	$5,400	$49,945,997

December 31, 2015	U.S. Treasury Securities	$49,994,122	$21,485	$50,015,607

7. FAIR VALUE MEASUREMENTS

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	Description	Total Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
December 31, 2016	Cash and securities held in Trust Account	$50,109,326	$50,109,326	$-	$-

December 31, 2015	Cash and securities held in Trust Account	$50,023,363	$50,023,363	$-	$-

JM GLOBAL HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

8. STOCKHOLDERS’ EQUITY

Common stock

On October 30, 2015, the Company entered into a twelve-month consulting agreement (the “Agreement”) with FirsTrust China Ltd. (the “Consultant”), pursuant to which the Consultant agreed to provide advisory services relating to potential business combination transactions and the Company agreed to pay the Consultant a monthly fee of $20,000, payable quarterly in advance. In addition, the Company agreed to issue to the Consultant 20,000 restricted shares of the Company’s common stock upon the closing of the Company’s initial Business Combination. The Company estimated the fair value of the shares issuable to the Consultant to be $195,200 and has expensed on a pro-rata basis over the term of the contract. The Consultant is entitled to piggy-back registration rights relating to such shares similar to the piggy-back registration rights granted to the Company’s initial stockholders. During the year ended December 31, 2016, the Company recorded $150,134 in its consulting expenses.

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

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2016, there were 6,562,500 shares of common stock issued and outstanding (including 4,000,000 shares of common stock subject to redemption).

Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2016, there were no shares of preferred stock issued and outstanding. The rights privileges, restrictions and conditions of the preferred shares have not been determined.

Options

In July 2016, the board of directors of the Company appointed two new directors. In August, the Sponsor has granted an option to each of the two new directors to acquire 6,000 shares of common stock at a price of $9.79 per share exercisable commencing six months after closing of the initial Business Combination and expiring five years from the closing of the initial Business Combination. The Company estimates the fair value of the purchase options at $15,546 using a Black-Scholes option-pricing model and recorded $15,546 as compensation expenses accordingly for the year ended December 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2017	JM Global Holding Company

	By:	/s/ Tim Richerson
Name: Tim Richerson Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tim Richerson	Chief Executive Officer and Chief Financial Officer	March 28, 2017
Tim Richerson	(Principal Executive Officer and Principal Financial and
Accounting Officer)

/s/ Qi (Jacky) Zhang	Chairman of the Board of Directors	March 28, 2017
Qi (Jacky) Zhang

/s/ Peter Nathanial	President and Director	March 28, 2017
Peter Nathanial

/s/ Kurt Jetta	Director	March 28, 2017
Kurt Jetta

/s/ Dongliang Qu	Director	March 28, 2017
Dongliang Qu

/s/ Arthur B. Drogue	Director	March 28, 2017
Arthur B. Drogue

/s/ Xiaoguang Liu	Director	March 28, 2017
Xiaoguang Liu

55