Form 10-Q
period 2017-03-31
JM Global Holding Co
filed 2017-05-12
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of May 12, 2017, there were 6,562,500 shares of the Company’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JM GLOBAL HOLDING COMPANY

Condensed Interim Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$73,816	$150,306
Prepaid assets	15,327	15,580
Total current assets	89,143	165,886

Trust account	50,164,278	50,109,326

Total assets	$50,253,421	$50,275,212
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,804	$19,922
Accrued expenses	82,647	82,647
Due to affiliates	140,500	140,500
Total current liabilities	230,951	243,069

Common stock subject to possible redemption: 4,000,000 shares (at a redemption value of approximately $10 per share) at March 31, 2017 and December, 31, 2016, respectively	40,000,000	40,000,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 15,000,000 shares authorized; 2,562,500 shares issued and outstanding (excluding 4,000,000 shares subject to redemption) at March 31, 2017 and December 31, 2016, respectively	256	256
Additional paid-in capital	10,807,708	10,807,708
Accumulated deficit	(785,494)	(775,821)
Total stockholders’ equity	10,022,470	10,032,143
Total liabilities and stockholders’ equity	$50,253,421	$50,275,212

The accompanying notes are an integral part of the unaudited condensed financial statements

JM GLOBAL HOLDING COMPANY

Condensed Interim Statements of Operations (Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Revenue	$-	$-

Operating expenses	64,625	175,461

Loss from operations	(64,625)	(175,461)

Interest income	54,952	18,789
Net loss attributable to common stock (excluding shares subject to possible redemption)	$(9,673)	$(156,672)

Basic and diluted net loss per share	$(0.00)	$(0.06)

Weighted average number of common stock outstanding
Basic and diluted (excluding shares subject to possible redemption)	2,562,500	2,562,500

The accompanying notes are an integral part of the unaudited condensed financial statements

JM GLOBAL HOLDING COMPANY
Condensed Interim Statements of Stockholders' Equity (Unaudited)
For the period from December 31, 2015 to March 31, 2017

	Common Stock				Total
	Number of		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2015	2,562,500	$256	$10,857,228	$(234,205)	$10,623,279

Cancellation of Common stock issuable to Firstrust China Ltd.		-	(65,066)	-	(65,066)

Stock-based compensation recorded for options issued to a director by the sponsor			15,546	-	15,546

Net loss	-	-	-	(541,616)	(541,616)

Balance, December 31, 2016	2,562,500	$256	$10,807,708	$(775,821)	$10,032,143

Net loss	-	-	-	(9,673)	(9,673)

Balance, March 31, 2017	2,562,500	$256	$10,807,708	$(785,494)	$10,022,470

The accompanying notes are an integral part of the unaudited condensed financial statements

JM GLOBAL HOLDING COMPANY

Condensed Interim Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Cash flows from operating activities:
Net loss	$(9,673)	$(156,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issuable for consulting fees		48,800
Changes in operating assets and liabilities
Decrease in prepaid expenses	253	(43,611)
Decrease in accounts payable	(12,118)	(9,505)
Decrease in accrued expenses	-	(3,924)
Net cash used in operating activities	(21,538)	(164,912)

Cash flows from investing activities:
Interest income reinvested in Trust Account	(54,952)	(18,789)
Net cash used in investing activities	(54,952)	(18,789)

Net change in cash	(76,490)	(183,701)
Cash, beginning of period	150,306	623,044

Cash, end of period	$73,816	$439,343

The accompanying notes are an integral part of the unaudited condensed financial statements

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

March 31, 2017

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

Going Concern and Liquidation

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

March 31, 2017

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

March 31, 2017

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

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

March 31, 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At March 31, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2017. No amounts were accrued for the payment of interest and penalties at March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

March 31, 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2017 and December 31, 2016.

Cash and securities held in Trust Account

At March 31, 2017 and December 31, 2016, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Accrued expenses and due to affiliate

Accrued expenses represents amount the Company owes to its vendors, for which service has been provided but the Company has not paid for and state franchise tax. At March 31, 2017 and December 31, 2016 there was approximately $83,000 accrued for state franchise tax in the Company’s accrued expenses. Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

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

Accordingly, at March 31, 2017 and December 31, 2016, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

March 31, 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

March 31, 2017

3. PUBLIC OFFERING (continued)

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

March 31, 2017

4. RELATED PARTY TRANSACTIONS (continued)

Founder shares (continued)

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

Due to Affiliates

For the period from April 10, 2015 (inception) through December 31, 2016, the Company’s Sponsor advanced to us a total, net of repayments, of $140,500 which has been used for the payment of costs associated with the Public Offering. These advances are non-interest bearing,unsecured and due on demand. Total amounts due to the sponsor were $140,500 at March 31, 2017 and December 31, 2016, respectively.

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

March 31, 2017

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

6. TRUST ACCOUNT

A total of $50,000,000, which includes $47,500,000 of the net proceeds from the Public Offering and $2,500,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of March 31, 2017 and December 31, 2016, the balance in the Trust Account was $50,164,278 and $50,109,326, respectively.

As of March 31, 2017, the Company’s Trust Account consisted of $50,138,420 in U.S. Treasury Bills, $2,814 in accrued interest and $23,044 in cash. As of December 31, 2016, the Company’s Trust Account consisted of $49,940,597 in U.S. Treasury Bills, $5,400 in accrued interest and $163,329 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying March 31, 2017 and December 31, 2016 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

March 31, 2017

6. TRUST ACCOUNT(continued)

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at March 31, 2017 and December 31, 2016 are as follows:

	Held-To-Maturity	Carrying Amount	Accrued Interest	Fair Value
March 31, 2017	U.S. Treasury Bills	$50,138,420	$2,814	$50,141,234

December 31, 2016	U.S. Treasury Bills	$49,940,597	$5,400	$49,945,997

7. FAIR VALUE MEASUREMENTS

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017, and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	Description	Total Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
March 31, 2017	Cash and U.S. Treasury Bills held in Trust Account	$50,164,278	$50,141,234	$-	$-

December 31, 2016	Cash and U.S. Treasury Bills held in Trust Account	$50,109,326	$49,945,997	$-	$-

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

March 31, 2017

8. STOCKHOLDERS’ EQUITY

Common stock

On October 30, 2015, the Company entered into a twelve-month consulting agreement (the “Agreement”) with FirsTrust China Ltd. (the “Consultant”), pursuant to which the Consultant agreed to provide advisory services relating to potential business combination transactions and the Company agreed to pay the Consultant a monthly fee of $20,000, payable quarterly in advance. In addition, the Company agreed to issue to the Consultant 20,000 restricted shares of the Company’s common stock upon the closing of the Company’s initial Business Combination. The Company estimated the fair value of the shares issuable to the Consultant to be $195,200 and has fully expensed the amount as of December 31, 2016. The Consultant was entitled to piggy-back registration rights relating to such shares similar to the piggy-back registration rights granted to the Company’s initial stockholders. During the year ended December 31, 2016, the Company recorded $150,134 in its consulting expenses.

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

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2017 and December 31, 2016, there were 6,562,500 shares of common stock issued and outstanding (including 4,000,000 shares of common stock subject to redemption).

Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2017 and December 31, 2016, there were no shares of preferred stock issued and outstanding. The rights privileges, restrictions and conditions of the preferred shares have not been determined.

Options

In July 2016, the board of directors of the Company appointed two new directors. In August, the Sponsor granted an option to each of the two new directors to acquire 6,000 shares of common stock at a price of $9.79 per share exercisable commencing six months after closing of the initial Business Combination and expiring five years from the closing of the initial Business Combination. The Company estimates the fair value of the purchase options at $15,546 using a Black-Scholes option-pricing model and recorded $15,546 as compensation expenses accordingly for the year ended December 31, 2016.

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

As indicated in the accompanying financial statements, at March 31, 2017, we had approximately $74,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from April 10, 2015 (inception) through March 31, 2017, we had a net loss of $785,494 and incurred costs of $1,862,816 related to the our initial public offering which have been charged to stockholders’ equity.

The Company’s entire activity from April 10, 2015 (inception) through July 29, 2015, was in preparation for our initial public offering, which was consummated on July 29, 2015. Since that date, we have engaged in a search for a business combination. Our operating costs since then include our search for an initial business combination and are largely associated with our governance and public reporting, consulting fees, and state franchise taxes of approximately $937,000 through March 31, 2017. Investment income of approximately $164,000 represents the realized and unrealized appreciation on our investment in U.S. treasury bills since our initial public offering. For the three months ended March 31, 2017, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, and traveling expenses of approximately $65,000 and we recorded approximately $55,000 in investment income. For the three months ended March 31, 2016, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, and consulting fees of approximately $175,000 and we recorded approximately $19,000 in investment income. We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. In order to fund transaction costs in connection with an intended initial business combination, our sponsor, members of our management team or their affiliates or other third parties may loan us additional amounts, provided any such loans will not have any claim on the proceeds held in the trust account unless such proceeds are released to us upon completion of an initial business combination. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment, other than interest income earned thereon. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Any part or all of such loans may be converted into additional warrants at $0.50 per warrant (a maximum of 1,000,000 warrants if up to $500,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of such parties. The warrants would be identical to the placement warrants issued to our sponsor. None of our sponsors, stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $73,816. Until the consummation of our initial public offering on July 29, 2015, the Company’s only source of liquidity was an initial purchase of our shares of common stock and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured. On July 29, 2015, we consummated our initial public offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 250,000 placement units to our sponsor. Each private placement unit consists of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate). We received net proceeds from our initial public offering and the private placement of approximately $50,650,000, net of the underwriting commissions and fees of $1,250,000 and offering costs and other expenses of approximately $600,000. $50,000,000 of the proceeds of our initial public offering and the private placement have been deposited in the trust account and are not available to us for operations (except amounts designated to pay taxes and working capital from the interest accrued). At March 31, 2017, we had approximately $74,000 of cash available outside of the trust account to fund our activities to search for an initial business combination.

As of March 31, 2017, $50,164,278 was held in the Trust Account and we had cash outside of trust of $73,816 and $230,951 in accounts payable, accrued expenses and due to affiliates. Through March 31, 2017, the Company had not withdrawn any funds from interest earned on the trust proceeds. Furthermore, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At March 31, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2017. No amounts were accrued for the payment of interest and penalties at March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2017 and December 31, 2016.

Cash and securities held in Trust Account

At March 31, 2017 and December 31, 2016, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Deferred offering costs

Deferred offering costs consisted of legal, underwriter and accounting fees incurred that were directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering on July 29, 2015. Deferred offering costs amounting to $1,862,816 were charged to stockholders’ equity upon completion of the Offering.

Accrued expenses and due to affiliate

Accrued expenses represents amount the Company owes to its vendors, for which service has been provided but the Company has not paid for and state franchise tax. At March 31, 2017 and December 31, 2016 there was approximately $83,000 accrued for state franchise tax in the Company’s accrued expenses. Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

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

Accordingly, at March 31, 2017 and December 31, 2016, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through March 31, 2017 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at March 31, 2017.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our annual report and Form 10-K filed with the SEC on March 28, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report and Form 10-K filed with the SEC on March 28, 2017, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

JM GLOBAL HOLDING COMPANY

Date: May 12, 2017	By:	/s/ Tim Richerson
	Name:	Tim Richerson
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

