Form 10-Q
period 2017-06-30
JM Global Holding Co
filed 2017-08-11
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 11, 2017, there were 5,599,388 shares of the Company’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JM GLOBAL HOLDING COMPANY
Condensed Interim Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$74,452	$150,306
Prepaid assets	40,080	15,580
Total current assets	114,532	165,886

Trust account (See Note 2)	50,058,699	50,109,326

Total assets	$50,173,231	$50,275,212
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,777	$19,922
Accrued expenses	103,992	82,647
Due to affiliates	140,500	140,500
Total current liabilities	252,269	243,069

Common stock subject to possible redemption: 4,000,000 shares (at a redemption value of approximately $10 per share) at June 30, 2017 and December 31, 2016, respectively (See Note 2)	40,000,000	40,000,000
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 15,000,000 shares authorized; 2,562,500 shares issued and outstanding (excluding 4,000,000 shares subject to redemption) at June 30, 2017 and December 31, 2016, respectively (See Note 2)	256	256
Additional paid-in capital	10,807,708	10,807,708
Accumulated deficit	(887,002)	(775,821)
Total stockholders’ equity	9,920,962	10,032,143
Total liabilities and stockholders’ equity	$50,173,231	$50,275,212

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

JM GLOBAL HOLDING COMPANY
Condensed Interim Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses	179,598	241,346	244,223	416,807

Loss from operations	(179,598)	(241,346)	(244,223)	(416,807)

Interest income	78,090	17,195	133,042	35,984
Net loss attributable to common stock (excluding shares subject to possible redemption)	$(101,508)	$(224,151)	$(111,181)	$(380,823)

Basic and diluted net loss per share	$(0.04)	$(0.09)	$(0.04)	$(0.15)

Weighted average number of common stock outstanding
Basic and diluted (excluding shares subject to possible redemption)	2,562,500	2,562,500	2,562,500	2,562,500

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

JM GLOBAL HOLDING COMPANY
Condensed Interim Statements of Stockholders’ Equity
For the periods ended December 31, 2016 and June 30, 2017 (Unaudited)

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	2,562,500	$256	$10,857,228	$(234,205)	$10,623,279

Cancellation of Common stock issuable to Firstrust	-	-	(65,066)	-	(65,066)

Stock-based compensation recorded for options issued to a director by the Sponsor	-	-	15,546	-	15,546

Net loss	-	-	-	(541,616)	(541,616)

Balance, December 31, 2016	2,562,500	$256	$10,807,708	$(775,821)	$10,032,143

Net loss	-	-	-	(111,181)	(111,181)

Balance, June 30, 2017	2,562,500	$256	$10,807,708	$(887,002)	$9,920,962

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

JM GLOBAL HOLDING COMPANY
Condensed Interim Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Cash flows from operating activities:
Net loss	$(111,181)	$(380,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issuable for consulting fees	-	97,600
Changes in operating assets and liabilities
Increase in prepaid expenses	(24,500)	(4,625)
(Decrease) increase in accounts payable	(12,145)	2,753
Increase in accrued expenses	21,345	77,538
Net cash used in operating activities	(126,481)	(207,557)

Cash flows from investing activities:
Interest income withdrawal (reinvested) in Trust Account	50,627	(35,984)
Net cash provided by (used in) investing activities	50,627	(35,984)

Net change in cash	(75,854)	(243,541)
Cash, beginning of period	150,306	623,044

Cash, end of period	$74,452	$379,503

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Non-cash investing and financing activities
Cancellation of common stock issued for future services included in unamortized prepaid expenses	$-	$65,066

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2017

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

JM Global Holding Company (the “Company,” “we” or “us” or “our”) is a blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Business Combination”). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s sponsor is Zhong Hui Holding Limited, a Seychelles limited company (the “Sponsor”). The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on July 23, 2015. The Sponsor purchased, simultaneously with the closing of the Public Offering on July 29, 2015, 250,000 units at $10.00 per unit in a private placement for an aggregate price of $2,500,000. Each unit purchased is substantially identical to the units sold in the Public Offering, except that the Sponsor has agreed that it will not seek redemption of the stock contained within such units. In addition, the Sponsor purchased an aggregate of 3,000,000 units in the Public Offering. The Sponsor has agreed that it will not seek redemption of 1,000,000 shares of the 3,000,000 shares purchased in the Public Offering. In the event that the Company is unable to complete its initial Business Combination within the required time frame, the non-redeemable 1,000,000 Sponsor shares will be entitled to the liquidation rights described in the “Business Combination” section. The Company initially had until July 29, 2017 to consummate its initial Business Combination. This date has now been extended to January 29, 2018 as described in Note 2 below. If the Company is unable to consummate its initial Business Combination within such time period, the Company will distribute the aggregate amount then on deposit in the Trust Account pro rata to its public shareholders by way of the redemption of their shares and will cease all operations except for the purposes of winding up of its affairs, as further described herein. In such event, the Company’s warrants will expire worthless. The Company expects the per share redemption price to be $10.00 per common share, without taking into account any interest earned on such funds. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In that case, it may be possible that the per-share value of the residual assets remaining available for distribution will be less than the price per Unit in the Public Offering.

Upon the closing of the Public Offering and the private placement, $50,000,000 was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. A total of approximately $40.4 million remains in the Trust Account subsequent to the date of this Report (See Note 2).

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

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2017

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

Going Concern and Liquidation (continued)

Additionally, the Company has until January 29, 2018 (See subsequent event at Note 2) to complete its initial business combination. If the Company has not completed its initial business combination by that time, the Company will distribute the aggregate amount then on deposit in the Trust Account, pro rata, to our public shareholders by way of redemption and cease all operations except for purposes of the winding up of our affairs.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Trust Account

An amount equal to 100% of the gross proceeds of the Public Offering received on July 29, 2015 is held in a Trust Account invested in U.S. government securities meeting the conditions of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the 1940 Act, as determined by the Company until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

Other than the withdrawal of interest to pay taxes or for working capital, if any, none of the funds held in trust may be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the outstanding public shares included in the units sold in the Public Offering if the Company is unable to complete the Business Combination within the required timeframe. On July 27, 2017, in connection with the Special Meeting (see Note 2), the Company and Continental entered into the Trust Amendment, pursuant to which the date on which to commence liquidation of the Trust Account established in connection with the Company’s initial Public Offering in the event the Company has not consummated a Business Combination was extended from July 29, 2017 to January 29, 2018.

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

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2017

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

Business Combination (continued)

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

The Company has until January 29, 2018 (the “Combination Period”) to consummate its initial Business Combination. If the Company is unable to complete its initial Business Combination within the required timeframe the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital, but net of any taxes, pro rata to its public stockholders by way of redemption of its public shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of its plan of dissolution and liquidation; in the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

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

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2017

2. EXTENTION AND TRUST AMENDMENT

On July 27, 2017, at the Special Meeting of Stockholders (the “Special Meeting”), the Company’s stockholders approved the following items: (i) an amendment (the “Extension Amendment”) to the Company’s Certificate of Incorporation to extend the date by which the Company has to consummate a Business Combination (the “Extension”) from July 29, 2017 to January 29, 2018 (the “Extended Date”); and (ii) an amendment (the “Trust Amendment”) to the investment management trust agreement, dated July 23, 2015, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination to the Extended Date. The Company received 98.3% of the affirmative vote of the Company’s outstanding shares of common stock to approve the Extension Amendment and the Trust Amendment. The purpose of the Extension was to allow the Company more time to complete a Business Combination.

Following redemptions of 963,112 of the Company’s shares in connection with the Extension, a total of approximately $40.4 million remains in the Trust Account. On July 27, 2017, in connection with the Special Meeting, the Company and Continental entered into the Trust Amendment, pursuant to which the date on which to commence liquidation of the Trust Account established in connection with the Company’s initial Public Offering in the event the Company has not consummated a Business Combination was extended from July 29, 2017 to January 29, 2018.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (’‘GAAP’’) for interim information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. These financial statements should be read in conjunction with the Company’s annual Form 10-K filing. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year and pursuant to the rules and regulations of the SEC.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2017. No amounts were accrued for the payment of interest and penalties at June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017 and December 31, 2016.

Cash and securities held in Trust Account

At June 30, 2017 and December 31, 2016, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Accrued expenses and due to affiliate

Accrued expenses represent amounts the Company owes to its vendors, for which service has been provided but the Company has not paid for and state franchise tax. At June 30, 2017 and December 31, 2016 there was approximately $104,000 and $83,000, respectively, accrued for state franchise tax in the Company’s accrued expenses. Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

Redeemable common stock

As discussed in Note 5, 4,000,000 of the 5,000,000 shares of common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Accordingly, at June 30, 2017 and December 31, 2016, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value.

As described in Note 2, in connection with the Extension, 963,112 of the Company’s outstanding shares of common stock were redeemed subsequent to June 30, 2017.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s interim financial statements.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2017

4. PUBLIC OFFERING

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

The Company sold to the underwriter (and/or its designees), for $100, as additional compensation, an option to purchase up to a total of 400,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $4,000,000) upon the closing of the Public Offering. Since the option is not exercisable until the earliest on the closing the initial Business Combination, the option will effectively represent the right to purchase up to 400,000 shares of common stock and 400,000 warrants to purchase 200,000 shares at $11.50 per full share for an aggregate maximum amount of $6,300,000. The units issuable upon exercise of this option are identical to those issued in the Public Offering. (See Note 6).

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2017

5. RELATED PARTY TRANSACTIONS

Founder shares

In April 2015, the Sponsor purchased 1,504,688 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or $0.01662 per share, which included an aggregate of 192,188 Founder Shares that were subject to forfeiture by the Sponsor to the extent that the overallotment option was not exercised by the underwriter. In June 2015, our Sponsor transferred 164,063 Founder Shares to each of Tim Richerson, our Chief Executive Officer, and Peter Nathanial, our President, as well as 3,000 Founder Shares to each of Messrs. Jetta and Qu, our independent directors. These 334,126 Founder Shares were not subject to forfeiture in the event the underwriter’s overallotment option was not exercised in full. The Founder Shares are identical to the shares of common stock included in the Units sold in the Public Offering, except that (1) the founder shares are subject to certain transfer restrictions, as described in more detail below, and (2) our initial stockholders have agreed: (i) to waive their redemption rights with respect to their founder shares in connection with the consummation of a Business Combination and (ii) to waive their redemption rights with respect to their founder shares if we fail to complete our Business Combination within the required timeframe. However, our initial stockholders will be entitled to redemption rights with respect to any public shares they hold by way of public market purchase if we fail to consummate a Business Combination within such time period. If we submit our initial Business Combination to our public stockholders for a vote, our initial stockholders have agreed to vote their shares and any public shares held in favor of our initial Business Combination. The initial stockholders own founder shares equal to 20.0% of the Company’s issued and outstanding shares (not including the placement shares).

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

June 30, 2017

5. RELATED PARTY TRANSACTIONS (continued)

Founder shares (continued)

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

Due to Affiliates

For the period from April 10, 2015 (inception) through December 31, 2016, the Company’s Sponsor advanced to us a total, net of repayments, of $140,500 which has been used for the payment of costs associated with the Public Offering. These advances are non-interest bearing, unsecured and due on demand. Total amounts due to the sponsor were $140,500 at June 30, 2017 and December 31, 2016, respectively.

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

June 30, 2017

6. COMMITMENTS AND CONTINGENCIES

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

7. TRUST ACCOUNT

A total of $50,000,000, which includes $47,500,000 of the net proceeds from the Public Offering and $2,500,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of June 30, 2017 and December 31, 2016, the balance in the Trust Account was $50,058,699 and $50,109,326, respectively.

As of June 30, 2017, the Company’s Trust Account consisted of $50,028,073 in U.S. Treasury Bills, $3,089 in accrued interest and $27,537 in cash. As of December 31, 2016, the Company’s Trust Account consisted of $49,940,597 in U.S. Treasury Bills, $5,400 in accrued interest and $163,329 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying June 30, 2017 and December 31, 2016 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2017

7. TRUST ACCOUNT (continued)

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at June 30, 2017 and December 31, 2016 are as follows:

	Held-To-Maturity	Carrying Amount	Accrued Interest	Fair Value
June 30, 2017	U.S. Treasury Bills	$50,028,073	$3,089	$50,031,162

December 31, 2016	U.S. Treasury Bills	$49,940,597	$5,400	$49,945,997

As discussed in Note 2, the Trust Amendment extended the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination from July 29, 2017 to January 29, 2018. In connection with the Extension, 963,112 of the Company’s outstanding shares of common stock were redeemed subsequent to June 30, 2017, which left approximately $40.4 million in the Trust Account.

8. FAIR VALUE MEASUREMENTS

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017, and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	Description	Total Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
June 30, 2017	Cash and U.S. Treasury Bills held in Trust Account	$50,058,698	$50,031,162	$-	$-

December 31, 2016	Cash and U.S. Treasury Bills held in Trust Account	$49,945,997	$49,945,997	$-	$-

As discussed in Note 2, the Trust Amendment extended the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination from July 29, 2017 to January 29, 2018. In connection with the Extension, 963,112 of the Company’s outstanding shares of common stock were redeemed subsequent to June 30, 2017, which left approximately $40.4 million in the Trust Account.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

June 30, 2017

9. STOCKHOLDERS’ EQUITY

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

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2017 and December 31, 2016, there were 6,562,500 shares of common stock issued and outstanding (including 4,000,000 shares of common stock subject to redemption). See Note 2 for redemptions made subsequent to June 30, 2017.

Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2017 and December 31, 2016, there were no shares of preferred stock issued and outstanding. The rights privileges, restrictions and conditions of the preferred shares have not been determined.

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

10. SUBSEQUENT EVENTS

In July 2017, a third party individual advanced approximately $89,000 to the Company for working capital purposes. The advance is non-interest bearing, unsecured and due on demand.

The Extension and Trust Amendment occurred subsequent to June 30, 2017 are described in Note 2. The date on which the Company must commence the liquidation of the Trust Account established in connection with the Company’s Initial Public Offering was extended from July 29, 2017 to January 29, 2018. Following redemptions of 963,112 of the Company’s shares in connection with the Extension, a total of approximately $40.4 million remains in the Trust Account.

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

As indicated in the accompanying financial statements, at June 30, 2017, we had approximately $74,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from April 10, 2015 (inception) through June 30, 2017, we had a net loss of $887,002 and incurred costs of $1,862,816 related to the our initial public offering which have been charged to stockholders’ equity.

The Company’s entire activity from April 10, 2015 (inception) through July 29, 2015, was in preparation for our initial public offering, which was consummated on July 29, 2015. Since that date, we have engaged in a search for a business combination. Our operating costs since then include our search for an initial business combination and are largely associated with our governance and public reporting, consulting fees, and state franchise taxes of approximately $1,117,000 through June 30, 2017. Investment income of approximately $242,000 represents the realized and unrealized appreciation on our investment in U.S. treasury bills since our initial public offering. For the three months ended June 30, 2017, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, and consulting fees of approximately $168,000 and we recorded approximately $78,000 in investment income. For the six months ended June 30, 2017, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, and consulting fees of approximately $244,000 and we recorded approximately $133,000 in investment income. We may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. In order to fund transaction costs in connection with an intended initial business combination, our sponsor, members of our management team or their affiliates or other third parties may loan us additional amounts, provided any such loans will not have any claim on the proceeds held in the trust account unless such proceeds are released to us upon completion of an initial business combination. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment, other than interest income earned thereon. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Any part or all of such loans may be converted into additional warrants at $0.50 per warrant (a maximum of 1,000,000 warrants if up to $500,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of such parties. The warrants would be identical to the placement warrants issued to our sponsor. None of our sponsors, stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $74,452. Subsequent to June 30, 2017, a third party advanced us approximately $89,000 (See Note 2). Until the consummation of our initial public offering on July 29, 2015, the Company’s only source of liquidity was an initial purchase of our shares of common stock and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured. On July 29, 2015, we consummated our initial public offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 250,000 placement units to our sponsor. Each private placement unit consists of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate). We received net proceeds from our initial public offering and the private placement of approximately $50,650,000, net of the underwriting commissions and fees of $1,250,000 and offering costs and other expenses of approximately $600,000. $50,000,000 of the proceeds of our initial public offering and the private placement have been deposited in the trust account and are not available to us for operations (except amounts designated to pay taxes and working capital from the interest accrued). At June 30, 2017, we had approximately $74,000 of cash available outside of the trust account to fund our activities to search for an initial business combination.

As of June 30, 2017, $50,058,699 was held in the Trust Account and we had cash outside of trust of $74,452 and $7,777 in accounts payable, $103,992 accrued expenses and $140,500 due to affiliates. Through June 30, 2017, the Company had withdrawn $183,169 from interest earned on the trust proceeds. Subsequent to June 30, 2017 and as of the date of this report, the Company had withdrawn approximately $270,000 from interest earned on the trust proceeds. Furthermore, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations.

Critical Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (’‘GAAP’’) for interim information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. These financial statements should be read in conjunction with the Company’s annual Form 10-K filing. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year and pursuant to the rules and regulations of the SEC.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2017. No amounts were accrued for the payment of interest and penalties at June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017 and December 31, 2016.

Cash and securities held in Trust Account

At June 30, 2017 and December 31, 2016, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Accrued expenses and due to affiliate

Accrued expenses represents amount the Company owes to its vendors, for which service has been provided but the Company has not paid for and state franchise tax. At June 30, 2017 and December 31, 2016 there was approximately $104,000 accrued for state franchise tax in the Company’s accrued expenses. Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

Redeemable common stock

As discussed in Note 5, 4,000,000 of the 5,000,000 shares of common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Accordingly, at June 30, 2017 and December 31, 2016, 4,000,000 of the 5,000,000 Public Shares were classified outside of permanent equity at its redemption value.

As described in Note 2, in connection with the Extension, 963,112 of the Company’s outstanding common stock were redeemed subsequent to June 30, 2017.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2017 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2017.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

JM GLOBAL HOLDING COMPANY

Date: August 11, 2017	By:	/s/ Tim Richerson
	Name:	Tim Richerson
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

