Form 10-Q
period 2017-09-30
JM Global Holding Co
filed 2017-11-14
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, there were 5,599,388 shares of the Company’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JM GLOBAL HOLDING COMPANY

Condensed Interim Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,799	$150,306
Prepaid assets	22,622	15,580
Total current assets	25,421	165,886

Trust account (See Note 7)	40,434,721	50,109,326

Total assets	$40,460,142	$50,275,212
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$92,061	$19,922
Accrued expenses	214,339	82,647
Due to affiliates	140,500	140,500
Total current liabilities	446,900	243,069

Common stock subject to possible redemption: 3,036,888 and 4,000,000 shares (at a redemption value of approximately $10 per share) at September 30, 2017 and December 31, 2016, respectively (See Note 3)	30,368,880	40,000,000
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 15,000,000 shares authorized; 2,562,500 shares issued and outstanding (excluding 3,036,888 and 4,000,000 shares subject to redemption) at September 30, 2017 and December 31, 2016, respectively (See Note 3)	256	256
Additional paid-in capital	10,807,708	10,807,708
Accumulated deficit	(1,163,602)	(775,821)
Total stockholders’ equity	9,644,362	10,032,143
Total liabilities and stockholders’ equity	$40,460,142	$50,275,212

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

JM GLOBAL HOLDING COMPANY

Condensed Interim Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses	371,161	96,174	615,384	512,981

Loss from operations	(371,161)	(96,174)	(615,384)	(512,981)

Interest income	94,560	17,513	227,603	53,497
Net loss attributable to common stock (excluding shares subject to possible redemption)	$(276,601)	$(78,661)	$(387,781)	$(459,484)

Basic and diluted net loss per share	$(0.11)	$(0.03)	$(0.15)	$(0.18)

Weighted average number of common stock outstanding
Basic and diluted (excluding shares subject to possible redemption)	2,562,500	2,562,500	2,562,500	2,562,500

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

JM GLOBAL HOLDING COMPANY

Condensed Interim Statements of Stockholders’ Equity

For the periods ended December 31, 2016 and September 30, 2017 (Unaudited)

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders’
	of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	2,562,500	256	10,857,228	(234,205)	10,623,279

Cancellation of Common stock issuable to Firstrust		-	(65,066)	-	(65,066)

Stock-based compensation recorded for options issued to a director by the Sponsor			15,546	-	15,546

Net loss	-	-	-	(541,616)	(541,616)

Balance, December 31, 2016	2,562,500	$256	10,807,708	(775,821)	10,032,143

Net loss	-	-	-	(387,781)	(387,781)

Balance, September 30, 2017	2,562,500	$256	$10,807,708	$(1,163,602)	$9,644,362

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

JM GLOBAL HOLDING COMPANY

Condensed Interim Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Cash flows from operating activities:
Net loss	$(387,781)	$(459,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issuable for consulting fees		97,600
Stock-based compensation for director fees		15,546
Changes in operating assets and liabilities
Increase in prepaid expenses	(7,042)	(3,882)
Increase (decrease) in accounts payable	72,139	(26,970)
Increase in accrued expenses	131,692	18,077
Net cash used in operating activities	(190,992)	(359,113)

Cash flows from investing activities:

Withdrawal from Trust Account upon redemption of 963,112 shares	9,631,120
Interest income withdrawal (reinvested) in Trust Account	43,485	(53,497)
Net cash provided by (used in) investing activities	9,674,605	(53,497)

Cash flows from financing activities:
Redemption of 963,112 shares	(9,631,120)	-
Net cash used in financing activities	(9,631,120)	-

Net change in cash	(147,507)	(412,610)
Cash, beginning of period	150,306	623,044

Cash, end of period	$2,799	$210,434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash operating and financing activities
Payments made directly to a vendor by an affiliate of China Sunlong Environmental Technology, Inc.	$30,000	$-
Cancellation of common stock issued for future services included in unamortized prepaid expenses	$-	$65,066

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2017

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (“SEC”) on July 23, 2015. The Sponsor purchased, simultaneously with the closing of the Public Offering on July 29, 2015, 250,000 units at $10.00 per unit in a private placement for an aggregate price of $2,500,000. Each unit purchased is substantially identical to the units sold in the Public Offering, except that the Sponsor has agreed that it will not seek redemption of the stock contained within such units. In addition, the Sponsor purchased an aggregate of 3,000,000 units in the Public Offering. The Sponsor had agreed that it will not seek redemption of 1,000,000 shares of the 3,000,000 shares purchased in the Public Offering. In the event that the Company is unable to complete its initial Business Combination within the required time frame, the non-redeemable 1,000,000 Sponsor shares will be entitled to the liquidation rights described in the “Business Combination” section. In October 2017, the Company agreed to permit its Sponsor to redeem an additional 350,000 of the non-redeemable shares. As a result, the number of non-redeemable Sponsor shares was reduced to 650,000 (See Note 10). The Company initially had until July 29, 2017 to consummate its initial Business Combination. This date has now been extended to January 29, 2018 as described in Note 2 below. If the Company is unable to consummate its initial Business Combination within such time period, the Company will distribute the aggregate amount then on deposit in the Trust Account pro rata to its public shareholders by way of the redemption of their shares and will cease all operations except for the purposes of winding up of its affairs, as further described herein. In such event, the Company’s warrants will expire worthless. The Company expects the per share redemption price to be $10.00 per common share, without taking into account any interest earned on such funds. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In that case, it may be possible that the per-share value of the residual assets remaining available for distribution will be less than the price per Unit in the Public Offering.

Upon the closing of the Public Offering and the private placement, $50,000,000 was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. A total of approximately $40.4 million remains in the Trust Account as of September 30, 2017 (See Note 7).

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

September 30, 2017

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

Going Concern and Liquidation (continued)

Additionally, the Company has until January 29, 2018 (See Note 2) to complete its initial business combination. If the Company has not completed its initial business combination by that time, the Company will distribute the aggregate amount then on deposit in the Trust Account, pro rata, to our public shareholders by way of redemption and cease all operations except for purposes of the winding up of our affairs.

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

September 30, 2017

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

Business Combination (continued)

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may decide to not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. In the event that the Company is required to seek stockholder approval in connection with its initial Business Combination, the Company will proceed with a Business Combination only if a majority of the aggregate outstanding shares that are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to redeem their shares of common stock upon the consummation of its initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for working capital purposes or the payment of taxes, divided by the number of then outstanding shares of common stock that were sold as part of the Units in the Public Offering, which the Company refers to as its public shares, subject to the limitations described within the registration statement and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed Business Combination. These shares of common stock, excluding the 1,000,000 non-redeemable shares of the 3,000,000 shares purchased in the Public Offering by the Sponsor, are recorded at a redemption value as of September 30, 2017 and December 31, 2016 and classified as temporary equity upon the completion of the Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity”. The Company subsequently agreed to permit its Sponsor to redeem an additional 350,000 of the 1,000,000 non-redeemable shares. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

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

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2017

2. EXTENSION, TRUST AMENDMENT AND AGREEMENT FOR BUSINESS COMBINATION

Extension

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

Trust Amendment

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

Business combination

General Terms, Effects, and Consideration

On August 28, 2017, the Company entered into a Share Exchange Agreement with China Sunlong Environmental Technology, Inc., a Cayman Islands company (“CaymanCo”), each of CaymanCo’s shareholders (collectively, the “Sellers”), the Company’s sponsor, Zhong Hui Holding Limited, in the capacity as the representative for the Company’s stockholders prior to the closing of the Business Combination (as defined below) (the “Purchaser Representative”), and Chuanliu Ni, in the capacity as the representative for the Sellers (the “Seller Representative”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of CaymanCo, which primarily conducts its business through its indirect wholly-owned subsidiaries, Hubei Shengrong Environmental Protection Energy-Saving Science and Technology Co. Ltd. (“Hubei Shengrong”) and Tianjin Commodity Exchange Company Limited (“TJComex” and collectively with CaymanCo and its subsidiaries, the “Sunlong”) by acquiring from the Sellers all outstanding equity interests of CaymanCo (the “Business Combination”).

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2017

2. EXTENSION, TRUST AMENDMENT AND AGREEMENT FOR BUSINESS COMBINATION (continued)

Business combination (continued)

Pursuant to the Share Exchange Agreement, in exchange for all of the outstanding shares of Sunlong, the Company will issue a number of shares of our common stock (the “Exchange Shares”) at $10.00 per share based on an adjusted equity valuation of CaymanCo (the “Adjusted Equity Value”) determined by starting with a base valuation of $92.0 million, deducting the amount of indebtedness (net of cash) of Sunlong as of the closing, deducting the amount of unpaid transaction expenses incurred by Sunlong, and increasing (or decreasing if negative) such valuation to the extent that the net working capital (excluding indebtedness, cash and transaction expenses) of Sunlong as of the closing is greater than $26.55 million.. Ten percent (10%) of the Exchange Shares (“Escrow Shares”) will be deposited in escrow at the closing of the Business Combination (which is also referred to herein as the closing) and subject to forfeiture back to us (along with dividends and other earnings otherwise payable with respect to such Escrow Shares) in the event that the Purchaser Representative successfully brings an indemnification claim under the Exchange Agreement on behalf of our shareholders. The Exchange Shares, including the Escrow Shares, will be allocated among the Sellers pro-rata based on each Seller’s ownership of CaymanCo prior to the Business Combination. The Exchange Shares will be subject to a lock-up as set forth in the Lock-Up Agreement as described elsewhere in the preliminary proxy statement filed with the Securities and Exchange Commission on October 11, 2017.

The Escrow Shares will be held in an escrow account maintained by a mutually agreed escrow agent (the “Escrow Agent”). While the Escrow Shares are held in escrow, any dividends and other distributions otherwise payable with respect to the Escrow Shares will be held back by JM Global and not paid until the Escrow Shares are released from escrow to the Sellers, but the Sellers will be entitled to vote the Escrow Shares.

The Business Combination will be accounted for as a “reverse merger” in accordance with accounting principles generally accepted in the U.S. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Sunlong comprising ongoing operations of the combined company, Sunlong’s senior management comprising the senior management of the combined company, and Sunlong stockholders having a majority of the voting power of the combined company. For accounting purposes, Sunlong will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Sunlong (i.e., a capital transaction involving the issuance of stock by the Company for the stock of Sunlong). Accordingly, the consolidated assets, liabilities and results of operations of Sunlong will become the historical financial statements of the combined company, and the Company’s assets, liabilities and results of operations will be consolidated with Sunlong beginning on the acquisition date.

Representations and Warranties

The Share Exchange Agreement contains a number of representations and warranties made by the Company, on the one hand, and Sunlong, on the other hand, made for the benefit of the other, which in certain cases are subject to specified exceptions and qualifications contained in the Share Exchange Agreement or in information provided pursuant to certain disclosure schedules to the Share Exchange Agreement. The representations and warranties are customary for transactions similar to the Business Combination. Each representation, warranty, covenant, undertaking and agreement contained in the Share Exchange Agreement will expire as of, and will not survive, the consummation of the Business Combination.

Conditions to Closing

The obligation of the parties to complete the Business Combination is subject to the fulfillment of certain closing conditions, including, among others: (i) the approval by the Company’s shareholders of the election of certain directors to serve as directors on its board of directors (ii) the expiration or termination of the regulatory waiting periods under any applicable antitrust laws and the receipt of any other required governmental and regulatory approvals and consents, (iii) the entrance by the applicable parties into the Escrow Agreement, the Lock-Up Agreement, the Non-Competition and Non-Solicitation Agreement and the Registration Rights Agreement, (iv) no material adverse effect shall have occurred with respect to the other party (or with respect to CaymanCo, its subsidiaries) since the date of the Share Exchange Agreement (v) the approval by the Company’s shareholders of the election of certain directors to serve as directors on its board of directors, (vi) that upon the closing, and after giving effect to the redemptions, the Company has at least $5,000,001 in net tangible assets (excluding the assets and liabilities of Sunlong), and (vii) that the net working capital of Sunlong shall be at least $22,000,000.

 JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2017

2. EXTENSION, TRUST AMENDMENT AND AGREEMENT FOR BUSINESS COMBINATION (continued)

Termination

The Share Exchange Agreement may be terminated under certain customary and limited circumstances at any time prior to closing, including by either party if the transactions contemplated by the Share Exchange Agreement have not been completed by January 29, 2018; provided that the party seeking to terminate shall not have breached in any material respect its obligations in any manner that has proximately caused the failure to consummate the Business Combination. If the Share Exchange Agreement is terminated, all further obligations of the parties under the Share Exchange Agreement will terminate and will be of no further force and effect (except that certain obligations related to public announcements, confidentiality, termination and termination fees, waiver against trust, and certain general provisions will continue in effect), and neither the Company nor Sunlong will have any further liability to any other party thereto except for liability for liability for any fraud claims or willful breach of the Merger Agreement prior to such termination. In the event that JM Global terminates the Share Exchange Agreement for a breach by CaymanCo or the Sellers, CaymanCo will be required to pay to JM Global as liquidated damages a termination fee equal to $500,000, plus transaction expenses incurred by JM Global and its affiliates, provided that CaymanCo and the Sellers will not be relieved of liability for any fraud claims or willful breach of the Share Exchange Agreement prior to such termination.

Other Agreements

The Business Combination also calls for additional agreements, including, among others, the Escrow Agreement, the Non-competition Agreements, the Lock-Up Agreements, and the Registration Rights Agreement, as described elsewhere in the preliminary proxy statement filed with the Securities and Exchange Commission on October 11, 2017.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2017

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2017. No amounts were accrued for the payment of interest and penalties at September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

September 30, 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 and December 31, 2016.

Cash and securities held in Trust Account

At September 30, 2017 and December 31, 2016, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Accrued expenses and due to affiliate

Accrued expenses represent amounts the Company owes to its vendors for services that have been provided but not paid for, state franchise tax as well as an affiliate of the Sunlong advanced to the Company for paying the Company’s working capital. These advances are non-interest bearing, unsecured and payable on demand. At September 30, 2017 and December 31, 2016 there was approximately $214,000 and $83,000, respectively, accrued for state franchise tax and third party advance in the Company’s accrued expenses.

Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

Redeemable common stock

As discussed in Note 5, 4,000,000 of the 5,000,000 shares of common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. As described in Note 2, in connection with the Extension, 963,112 of the Company’s outstanding shares of common stock were redeemed in July, 2017. Accordingly, at September 30, 2017 and December 31, 2016, 3,036,888 and 4,000,000 Public Shares were classified outside of permanent equity at its redemption value, respectively. In addition to the 4,000,000 common stock with a redemption feature, the Company subsequently agreed to permit its Sponsor to redeem an additional 350,000 of the non-redeemable shares. As a result, the Company has a total of 3,386,888 shares of redeemable common stock as of the date of this report.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s interim financial statements.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2017

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

September 30, 2017

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

The Sponsor purchased an aggregate of 3,000,000 units in the Public Offering. The Sponsor has agreed that it will not seek redemption of 1,000,000 shares included in such units. Subsequent to September 30, 2017, the Company agreed to permit the Sponsor to redeem an additional 350,000 of such non-redeemable shares, such that the Sponsor may redeem up to an aggregate of 2,350,000 shares on the same terms as the Public Shares.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2017

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

Due to Affiliates

For the period from April 10, 2015 (inception) through December 31, 2016, the Company’s Sponsor advanced to us a total, net of repayments, of $140,500 which has been used for the payment of costs associated with the Public Offering. These advances are non-interest bearing, unsecured and due on demand. Total amounts due to the sponsor were $140,500 at September 30, 2017 and December 31, 2016, respectively.

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

September 30, 2017

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

7. TRUST ACCOUNT

A total of $50,000,000, which includes $47,500,000 of the net proceeds from the Public Offering and $2,500,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of September 30, 2017 and December 31, 2016, the balance in the Trust Account was $40,434,721 and $50,109,326, respectively.

As of September 30, 2017, the Company’s Trust Account consisted of $40,329,255 in U.S. Treasury Bills, $65,385 in accrued interest and $40,081 in cash. As of December 31, 2016, the Company’s Trust Account consisted of $49,940,597 in U.S. Treasury Bills, $5,400 in accrued interest and $163,329 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying September 30, 2017 and December 31, 2016 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2017

7. TRUST ACCOUNT (continued)

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2017 and December 31, 2016 are as follows:

	Held-To-Maturity	Carrying Amount	Accrued Interest	Fair Value
September 30, 2017	U.S. Treasury Bills	$40,329,255	$65,386	$40,394,641

December 31, 2016	U.S. Treasury Bills	$49,940,597	$5,400	$49,945,997

As discussed in Note 2, the Trust Amendment extended the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination from July 29, 2017 to January 29, 2018. In July, 2017, 963,112 of the Company’s outstanding shares of common stock were redeemed which left approximately $40.4 million in the Trust Account at September 30, 2017.

8. FAIR VALUE MEASUREMENTS

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table’s present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017, and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	Description	Total Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
September 30, 2017	Cash and U.S. Treasury Bills held in Trust Account	$40,434,721	$40,394,641	$-	$-

December 31, 2016	Cash and U.S. Treasury Bills held in Trust Account	$50,109,326	$49,945,997	$-	$-

As discussed in Note 2, the Trust Amendment extended the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination from July 29, 2017 to January 29, 2018. In connection with the Extension, 963,112 of the Company’s outstanding shares of common stock were redeemed in July 2017, which left approximately $40.4 million in the Trust Account.

JM GLOBAL HOLDING COMPANY

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2017

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

The Company agreed to permit its Sponsor to redeem an additional 350,000 of the non-redeemable shares and resulted in a total of 4,350,000 shares of redeemable common stock (see Note 3). As described in Note 2, in connection with the Extension, there were redemptions of 963,112 of the Company’s shares of common stock. Accordingly, at September 30, 2017 and December 31, 2016, 3,036,888 and 4,000,000 Public Shares were classified outside of permanent equity at its redemption value, respectively. In addition to the 4,000,000 common stock with a redemption feature, the Company subsequently agreed to permit its Sponsor to redeem an additional 350,000 of the non-redeemable shares. As a result, the Company has a total of 3,386,888 shares of redeemable common stock as of the date of this report.

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2017 and December 31, 2016, there were 5,599,388 and 6,562,500 shares of common stock issued and outstanding (including 3,036,888 and 4,000,000 shares of common stock subject to redemption, respectively), respectively.

Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2017 and December 31, 2016, there were no shares of preferred stock issued and outstanding. The rights privileges, restrictions and conditions of the preferred shares have not been determined.

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

10. SUBSEQUENT EVENTS

In addition to the 4,000,000 common stock with a redemption feature, the Company subsequently agreed to permit its Sponsor to redeem an additional 350,000 of the non-redeemable shares and resulted in a total of 4,350,000 shares of redeemable common stock. As a result, the Company has a total of 3,386,888 shares of redeemable common stock as of the date of this report.

In October 2017, an affiliate of the Sunlong further advanced approximately $30,000 to the Company for working capital purposes. The advance is non-interest bearing, unsecured and due on demand.

In October 2017, Zhong Hui Holding Limited sold an aggregate of 170,000 founder shares to the Company’s CEO and President at the purchase price of $0.017 per share, pursuant to the Securities Assignment Agreement dated October 11, 2017.

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

As indicated in the accompanying financial statements, at September 30, 2017, we had approximately $3,000 in cash. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Agreement for Business Combination

On August 28, 2017, JM Global Holding Company (“JM Global” or the “Company”) entered into a Share Exchange Agreement with China Sunlong Environmental Technology, Inc., a Cayman Islands company (“CaymanCo”), each of CaymanCo’s shareholders (collectively, the “Sellers”), the Company’s sponsor, Zhong Hui Holding Limited, in the capacity as the representative for the Company’s stockholders prior to the closing of the Business Combination (as defined below) (the “Purchaser Representative”), and Chuanliu Ni, in the capacity as the representative for the Sellers (the “Seller Representative”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of CaymanCo, which primarily conducts its business through its indirect wholly-owned subsidiaries, Hubei Shengrong Environmental Protection Energy-Saving Science and Technology Co. Ltd. (“Hubei Shengrong”) and Tianjin Commodity Exchange Company Limited (“TJComex” and collectively with CaymanCo and its subsidiaries, the “Sunlong”) by acquiring from the Sellers all outstanding equity interests of CaymanCo (the “Business Combination”).

Pursuant to the Share Exchange Agreement, in exchange for all of the outstanding shares of Sunlong, the Company will issue a number of shares of our common stock (the “Exchange Shares”) at $10.00 per share based on an adjusted equity valuation of CaymanCo (the “Adjusted Equity Value”) determined by starting with a base valuation of $92.0 million, deducting the amount of indebtedness (net of cash) of Sunlong as of the closing, deducting the amount of unpaid transaction expenses incurred by Sunlong, and increasing (or decreasing if negative) such valuation to the extent that the net working capital (excluding indebtedness, cash and transaction expenses) of Sunlong as of the closing is greater than $26.55 million.. Ten percent (10%) of the Exchange Shares (“Escrow Shares”) will be deposited in escrow at the closing of the Business Combination (which is also referred to herein as the closing) and subject to forfeiture back to us (along with dividends and other earnings otherwise payable with respect to such Escrow Shares) in the event that the Purchaser Representative successfully brings an indemnification claim under the Exchange Agreement on behalf of our shareholders. The Exchange Shares, including the Escrow Shares, will be allocated among the Sellers pro-rata based on each Seller’s ownership of CaymanCo prior to the Business Combination. The Exchange Shares will be subject to a lock-up as set forth in the Lock-Up Agreement as described elsewhere in the preliminary proxy statement filed with the Securities and Exchange Commission on October 11, 2017.

The Escrow Shares will be held in an escrow account maintained by a mutually agreed escrow agent (the “Escrow Agent”). While the Escrow Shares are held in escrow, any dividends and other distributions otherwise payable with respect to the Escrow Shares will be held back by JM Global and not paid until the Escrow Shares are released from escrow to the Sellers, but the Sellers will be entitled to vote the Escrow Shares.

The Business Combination will be accounted for as a “reverse merger” in accordance with accounting principles generally accepted in the U.S. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Sunlong comprising ongoing operations of the combined company, Sunlong’ s senior management comprising the senior management of the combined company, and Sunlong stockholders having a majority of the voting power of the combined company. For accounting purposes, Sunlong will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Sunlong (i.e., a capital transaction involving the issuance of stock by the Company for the stock of Sunlong). Accordingly, the consolidated assets, liabilities and results of operations of Sunlong will become the historical financial statements of the combined company, and the Company’s assets, liabilities and results of operations will be consolidated with Sunlong beginning on the acquisition date.

The Share Exchange Agreement contains a number of representations and warranties made by the Company, on the one hand, and Sunlong, on the other hand, made for the benefit of the other, which in certain cases are subject to specified exceptions and qualifications contained in the Share Exchange Agreement or in information provided pursuant to certain disclosure schedules to the Share Exchange Agreement. The representations and warranties are customary for transactions similar to the Business Combination. Each representation, warranty, covenant, undertaking and agreement contained in the Share Exchange Agreement will expire as of, and will not survive, the consummation of the Business Combination.

The obligation of the parties to complete the Business Combination is subject to the fulfillment of certain closing conditions, including, among others: (i) the approval by the Company’s shareholders of the election of certain directors to serve as directors on its board of directors (ii) the expiration or termination of the regulatory waiting periods under any applicable antitrust laws and the receipt of any other required governmental and regulatory approvals and consents, (iii) the entrance by the applicable parties into the Escrow Agreement, the Lock-Up Agreement, the Non-Competition and Non-Solicitation Agreement and the Registration Rights Agreement, (iv) no material adverse effect shall have occurred with respect to the other party (or with respect to CaymanCo, its subsidiaries) since the date of the Share Exchange Agreement (v) the approval by the Company’s shareholders of the election of certain directors to serve as directors on its board of directors, (vi) that upon the closing, and after giving effect to the redemptions, the Company has at least $5,000,001 in net tangible assets (excluding the assets and liabilities of Sunlong), and (vii) that the net working capital of Sunlong shall be at least $22,000,000.

The Share Exchange Agreement may be terminated under certain customary and limited circumstances at any time prior to closing, including by either party if the transactions contemplated by the Share Exchange Agreement have not been completed by January 29, 2018; provided that the party seeking to terminate shall not have breached in any material respect its obligations in any manner that has proximately caused the failure to consummate the Business Combination. If the Share Exchange Agreement is terminated, all further obligations of the parties under the Share Exchange Agreement will terminate and will be of no further force and effect (except that certain obligations related to public announcements, confidentiality, termination and termination fees, waiver against trust, and certain general provisions will continue in effect), and neither the Company nor Sunlong will have any further liability to any other party thereto except for liability for liability for any fraud claims or willful breach of the Merger Agreement prior to such termination. In the event that JM Global terminates the Share Exchange Agreement for a breach by CaymanCo or the Sellers, CaymanCo will be required to pay to JM Global as liquidated damages a termination fee equal to $500,000, plus transaction expenses incurred by JM Global and its affiliates, provided that CaymanCo and the Sellers will not be relieved of liability for any fraud claims or willful breach of the Share Exchange Agreement prior to such termination.

The Business Combination also calls for additional agreements, including, among others, the Escrow Agreement, the Non-competition Agreements, the Lock-Up Agreements, and the Registration Rights Agreement, as described elsewhere in the preliminary proxy statement filed with the Securities and Exchange Commission on October 11, 2017.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from April 10, 2015 (inception) through September 30, 2017, we had a net loss of $1,163,602 and incurred costs of $1,862,816 related to our initial public offering which have been charged to stockholders’ equity.

The Company’s entire activity from April 10, 2015 (inception) through July 29, 2015, was in preparation for our initial public offering, which was consummated on July 29, 2015. Since that date, we have engaged in a search for a business combination. Our operating costs since then include our search for an initial business combination and are largely associated with our governance and public reporting, consulting fees, and state franchise taxes of approximately $1,488,000 through September 30, 2017. Investment income of approximately $336,000 represents the realized and unrealized appreciation on our investment in U.S. treasury bills since our initial public offering. For the three months ended September 30, 2017, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, due diligence consulting fees and legal fees of approximately $371,000 and we recorded approximately $95,000 in investment income. For the nine months ended September 30, 2017, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, due diligence consulting fees and legal fees of approximately $615,000 and we recorded approximately $278,000 in investment income. For the three months ended September 30, 2016, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, director fees and consulting fees of approximately $96,000 and we recorded approximately $18,000 in investment income. For the nine months ended September 30, 2016, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, director fees and consulting fees of approximately $513,000 and we recorded approximately $53,000 in investment income. We may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. In order to fund transaction costs in connection with an intended initial business combination, our sponsor, members of our management team or their affiliates or other third parties may loan us additional amounts, provided any such loans will not have any claim on the proceeds held in the trust account unless such proceeds are released to us upon completion of an initial business combination. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment, other than interest income earned thereon. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Any part or all of such loans may be converted into additional warrants at $0.50 per warrant (a maximum of 1,000,000 warrants if up to $500,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of such parties. The warrants would be identical to the placement warrants issued to our sponsor. None of our sponsors, stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $2,799. Subsequent to September 30, 2017, an affiliate of the Sunlong advanced us approximately $30,000. Until the consummation of our initial public offering on July 29, 2015, the Company’s only source of liquidity was an initial purchase of our shares of common stock and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured. On July 29, 2015, we consummated our initial public offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 250,000 placement units to our sponsor. Each private placement unit consists of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate). We received net proceeds from our initial public offering and the private placement of approximately $50,650,000, net of the underwriting commissions and fees of $1,250,000 and offering costs and other expenses of approximately $600,000. $50,000,000 of the proceeds of our initial public offering and the private placement have been deposited in the trust account and are not available to us for operations (except amounts designated to pay taxes and working capital from the interest accrued). At September 30, 2017, we had approximately $3,000 of cash available outside of the trust account to fund our activities to search for an initial business combination. An affiliate of Sunlong orally agreed to fund the Company’s working capital needs through its Extension.

As of September 30, 2017, $40,434,721 was held in the Trust Account and we had cash outside of trust of $2,799 and $92,061 in accounts payable, $176,970 other payable, $37,369 accrued expenses and $140,500 due to affiliates. Through September 30, 2017, the Company had withdrawn $43,485 from interest earned on the trust proceeds and $9,631,120 upon redemption of 963,112 shares of common stock. Subsequent to September 30, 2017 and as of the date of this report, the Company withdrew approximately $28,000 from interest earned on the trust proceeds. Furthermore, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2017. No amounts were accrued for the payment of interest and penalties at September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 and December 31, 2016.

Cash and securities held in Trust Account

At September 30, 2017 and December 31, 2016, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Accrued expenses and due to affiliate

Accrued expenses represent amounts the Company owes to its vendors for services that have been provided but not paid for, state franchise tax as well as an affiliate of the Sunlong advanced to the Company for paying the Company’s working capital. These advances are non-interest bearing, unsecured and payable on demand. At September 30, 2017 and December 31, 2016 there was approximately $214,000 and $83,000, respectively, accrued for state franchise tax and third party advance in the Company’s accrued expenses.

Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

Redeemable common stock

As discussed in Note 5, 4,000,000 of the 5,000,000 shares of common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. As described in Note 2, in connection with the Extension, 963,112 of the Company’s outstanding shares of common stock were redeemed in July, 2017. Accordingly, at September 30, 2017 and December 31, 2016, 3,036,888 and 4,000,000 Public Shares were classified outside of permanent equity at its redemption value, respectively. In addition to the 4,000,000 common stock with a redemption feature, the Company subsequently agreed to permit its Sponsor to redeem an additional 350,000 of the non-redeemable shares. As a result, the Company has a total of 3,386,888 shares of redeemable common stock as of the date of this report.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2017 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at September 30, 2017.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1**	Share Exchange Agreement, dated as of August 28, 2017, by and among JM Global Holding Company, Zhong Hui Holding Limited, in the capacity as the Purchaser Representative thereunder, China Sunlong Environmental Technology, Inc., the shareholders of China Sunlong Environmental Technology, Inc., and Chuanliu Ni, in the capacity as the Seller Representative thereunder.
10.2**	Form of Registration Rights Agreement, by and among JM Global Holding Company, Zhong Hui Holding Limited, in the capacity as the Purchaser Representative, and shareholders of China Sunlong Environmental Technology, Inc. named as Investors therein.
10.3**	Form of Lock-Up Agreement, by and among JM Global Holding Company, Zhong Hui Holding Limited, in the capacity as the Purchaser Representative, and shareholders of China Sunlong Environmental Technology, Inc.
10.4**	Form of Non-Competition and Non-Solicitation Agreement, by and among certain shareholders of China Sunlong Environmental Technology, Inc. and certain other associated persons and entities for the benefit of JM Global Holding Company, Zhong Hui Holding Limited, in the capacity as the Purchaser Representative, and China Sunlong Environmental Technology, Inc.
10.5*	Side Letter, dated as of October 10, 2017, by and among JM Global Holding Company, the Reporting Persons and Cantor Fitzgerald & Co.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1#	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
#	Furnished herewith.
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JM GLOBAL HOLDING COMPANY

Date: November 14, 2017	By:	/s/ Tim Richerson
	Name:	Tim Richerson
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

