Form 10-K
period 2017-12-31
TMSR HOLDING Co Ltd
filed 2018-04-02
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-37513

TMSR HOLDING COMPANY LIMITED

(Exact name of registrant as specified in its charter)

Delaware	47-3709051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

A101 Hanzheng Street City Industry Park, No.21 Jiefang Avenue, Qiaokou District Wuhan, Hubei, China	430000
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +86 022-5982-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of Common Stock	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock of $9.98, as reported on the Nasdaq Capital Market, was approximately $20 million.

As of March 28, 2018, there were 11,374,815 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

As used in this Annual Report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refer to TMSR Holding Company Limited and its subsidiaries unless the context indicates otherwise. “PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report, Taiwan, Hong Kong and Macau. “RMB” or “Renminbi” refers to the legal currency of China and “$”, “US$” or “U.S. Dollars” refers to the legal currency of the United States.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. These statements relate to anticipated future events, future results of operations and/or future financial performance. In some cases, you can identify forward-looking statements by their use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “ought to,” “plan,” “possible,” “potentially,” “predicts,” “project,” “should,” “will,” “would,” negatives of such terms or other similar terms. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Annual Report include, without limitation, statements relating to:

●	our goals and strategies;

●	our future business development, results of operations and financial condition;

●	our estimates regarding expenses, future revenues, capital requirements and our need for additional financing;

●	our estimates regarding the market opportunity for our services;

●	the impact of government laws and regulations;

●	our ability to recruit and retain qualified personnel;

●	our failure to comply with regulatory guidelines;

●	uncertainty in industry demand;

●	general economic conditions and market conditions in the financial services industry;

●	future sales of large blocks or our securities, which may adversely impact our share price; and

●	depth of the trading market in our securities.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors.”

You should not unduly rely on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report, to conform these statements to actual results or to changes in our expectations.

ii

PART I

Item 1. Business

General

Prior to February 6, 2018, we were a blank check company organized under the laws of Delaware in April 2015 under the name of JM Global Holding Company (“JM Global”). On July 29, 2015, we consummated our initial public offering of 5,000,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant to purchase one-half of one share of common stock for an exercise price of $5.75 per half share ($11.50 per whole share), pursuant to a registration statement on Form S-1 (File No. 333-204995). The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $50,000,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our initial public offering, we completed a private placement of 250,000 units at a price of $10.00 per unit, issued to Zhong Hui Holding Limited, our sponsor, generating gross proceeds of $2,500,000. A total of $50,000,000 from the net proceeds from our initial public offering and the private placement were placed in a trust account established for the benefit of our public stockholders. The units began trading on July 24, 2015 on the NASDAQ Stock Market under the symbol “WYIGU”. Commencing on September 11, 2015, the securities comprising the units began separate trading. The units, common stock and warrants are trading on the NASDAQ Stock Market under the symbols “WYIGU,” “WYIG” and “WYIGW.”

Until December 31, 2017, our business was limited to organizational activities, our initial public offering and the search for a suitable business transaction.

Recent Developments

On February 6, 2018, we consummated a business combination (the “Business Combination”) following a special meeting of stockholders (the “Special Meeting”) where our stockholders considered and approved, among other matters, a proposal to adopt that Share Exchange Agreement (the “Share Exchange Agreement”), by and among by and among (i) JM Global; (ii) Zhong Hui Holding Limited, a Republic of Seychelles registered company, in the capacity under the Share Exchange Agreement as the Purchaser Representative (including any successor Purchaser Representative appointed in accordance therewith, the “Purchaser Representative”); (iii) China Sunlong Environmental Technology, Inc., a Cayman Islands business company with limited liability (“Sunlong”),; (iv) each of the shareholders of Sunlong named on Annex I of the Share Exchange Agreement (collectively, the “Sellers”); and (v) Chuanliu Ni, a Chinese citizen who is the Chief Executive Officer and director of Sunlong, in the capacity as the representative for the Sellers in accordance with the terms and conditions of this Share Exchange Agreement (the “Seller Representative”). Pursuant to the Share Exchange Agreement JM Global acquired from the Sellers all of the issued and outstanding equity interests of Sunlong in exchange for 8,995,428 newly-issued shares of common stock of the Company to Sellers. 899,544 of these newly-issued shares are held in escrow for 18 months from the closing date of the Business Combination as a security for the Company and the Sellers’ indemnification obligations under the Share Exchange Agreement. As a result of the Business Combination, the Sellers, as the former shareholders of Sunlong, became the controlling shareholders of the Company and Sunlong became a subsidiary of the Company. The Share Exchange was accounted for as a reverse merger effected by a share exchange, wherein Sunlong is considered the acquirer for accounting and financial reporting purposes.

Upon closing of the Business Combination, we changed its name to TMSR Holding Company Limited. The Company’s units ceased trading as of February 6, 2018, and the Company’s common stock and warrants started to trade on the Nasdaq Stock Market under the ticker symbols “TMSR” and “TMSRW,” respectively, on February 7, 2018.

After the Business Combination, TMSR, through Sunlong, operates two business divisions: Shengrong, which engages in the production and sales of solid waste recycling and comprehensive utilization equipment; and TJComex, which engages in provision of commodity exchange services and ship exchange consulting services. Shengrong, is focused on the research, development, production and sale of an array of solid waste recycling systems for the mining and industrial sectors in the PRC. Shengrong provides end users in these markets with a clean alternative to traditional waste disposal by significantly reducing solid waste discharge into the environment and enabling such users to extract value from valuable metals and other industrial waste materials.TJComex is engaged in iron ore trading, wine import and resale, and Agarwood trading. TJComex also generated revenue from ship exchange consulting services during the first quarter 2017 but this may not be the future focus of TJComex.

Further information regarding the Business Combination and China Sunlong is set forth in (i) the definitive proxy statement filed by us with the SEC on January 22, 2018 and (ii) our Current Report on Form 8-K filed with the SEC on February 9, 2018, as amended on March 21, 2018 (the “Form 8-K ”). .

Except as otherwise expressly provided below, this Annual Report on Form 10-K does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

Item 1A. Risk Factors

An investment in our shares of common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this prospectus, before you decide to buy any shares. Any of the following risks could cause our business, results of operations and financial condition to suffer materially, causing the market price of our shares of common stock to decline, in which event you may lose part or all of your investment in our shares of common stock. Additional risks and uncertainties not currently known to us or that we currently do not deem material may also become important factors that may materially and adversely affect our business.

Risks Related to TMSR’s Business and Operations

Shengrong’s revenues are highly dependent on two distributors, and we will likely continue to be dependent on a small number of customers.

Two of Shengrong’s customers, Wuhan KYX and Wuhan Zhirong, accounted for 38.4% and 16.1%, respectively, of our total revenues for the year ended December 31, 2016 and 49.8% and 42.8%, respectively, of our total revenues for the year ended December 31, 2015. We will be substantially dependent on revenues generated by our distribution agreements with Wuhan KYX and Wuhan Zhirong until we are able to generate significant revenues from a large number of customers through our sales efforts. Therefore, we are, and will likely continue to be, dependent on a small number of customers, and the loss of any such customer would materially and adversely affect our business, operating results and financial condition. Furthermore, as a result of our reliance on a limited number of customers, we could face pricing and other competitive pressures which may have a material adverse effect on our business, operating results and financial condition.

If Sunlong is unable to collect its accounts receivable on a timely basis, Sunlong’s results of operations and cash flows could be adversely affected.

Sunlong’s business depends on its ability to successfully obtain timely payment from its customers, especially its two major customers, namely Wuhan XYZ and Wuhan Shirong, of the amounts they owe. In the past, both Wuhan XYZ and Wuhan Shirong had records of failing to make full payment on time. Sunlong maintains allowances against its receivables that it believes are adequate to reserve for potentially uncollectible amounts. However, actual losses on customer balances could differ from those that Sunlong currently anticipates and, as a result, it may need to adjust its allowances. In addition, there is no guarantee that Sunlong will accurately assess the creditworthiness of its customers. Macroeconomic conditions could also result in financial difficulties for its customers, and as a result could cause them to delay payments, request modifications to their payment arrangements that could increase Sunlong’s receivables balance, or not pay their obligations to Sunlong. Timely collection of customers’ balances also depends on Sunlong’s ability to complete its contractual commitments and bill and collect its invoiced revenues. If Sunlong is unable to meet its contractual commitments, it might experience delays in collection of and/or be unable to collect its customer balances, and if this occurs, its results of operations and cash flows may be adversely affected.

Future bad debt losses may exceed the allowance for doubtful accounts.

Sunlong has established an allowance for possible losses expected in connection with its account receivables. In establishing the allowance for such losses, Sunlong considered historical experiences, the microeconomic environment, trends in the construction, decorative and paint materials industry, expected collectability of amounts receivable that were past due, and the expected collectability of overdue receivable.

The determination of the amount of allowance for account receivable is subjective; although the method for determining the amount of the allowance uses criteria such as the microeconomic environment and historical experiences. Given Sunlong customers’ past repayment performances, specifically Wuhan KYX and Wuhan Zhirong, these criteria may not be adequate predictors of whether the payments of Sunlong’s account receivable will be fully returned per credit terms. Accordingly, Sunlong cannot offer assurances that these estimates ultimately will prove correct or that the allowance will be sufficient to protect against losses that ultimately may occur. If the allowance proves to be inadequate, Sunlong will need to make additional provisions to the allowance, which is accounted for as charges to income, which would adversely impact results of operations and financial condition. Any increase in the allowance could have an adverse effect, which could be material, on its financial condition and results of operations.

The limited operating history of Shengrong makes it difficult to evaluate its business and prospects.

Shengrong commenced operations in January 2009 and has a limited operating history. Prior to 2015, the company had limited operations and was focused primarily on research and development. For the years ended December 31, 2016 and 2015, Shengrong generated approximately $26.3 million and $23.9 million of revenue and approximately $9.3 million and $7.0 million of net income, respectively. However, Shengrong’s growth rate since 2014 may not be indicative of future performance.

We may not be able to achieve similar results or grow at the same rate as Shengrong has in the past. It is also difficult to our prospects, as we may not have sufficient experience in addressing the risks to which companies operating in new and rapidly evolving markets such as the industrial and mining recycling industry may be exposed. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	obtain sufficient working capital and increase its registered capital to support expansion of our industrial and mining recycling business;

●	comply with any changes in the laws and regulations of the PRC or local province that may affect our operations;

●	expand our customer base;

●	maintain adequate control of default risks and expenses allowing us to realize anticipated revenue growth;

●	implement our growth strategies and plans and adapt and modify them as needed;

●	integrate any future business combinations; and

●	anticipate and adapt to changing conditions in the Chinese industrial and mining recycling industry resulting from changes in government regulations, mergers and Business Combinations involving our competitors, and other significant competitive and market dynamics.

If we are unable to address any or all of the foregoing risks, our business may be materially and adversely affected.

Shengrong’s business is highly concentrated in one sector. Accordingly, its future revenue and earnings are more susceptible to fluctuations than a more diversified company.

Shengrong’s primary business activities include primarily the sale of industrial and mining recycling equipment. If Shengrong is unable to maintain and grow the operating revenues from this business or develop additional revenue streams, its future revenue and earnings are not likely to grow and could decline. Shengrong’s lack of significant product and business diversification could limit the opportunities for the growth of its business, revenues and profits.

Competition in the industrial and mining recycling industry is likely to grow and could cause us to lose market share and revenues in the future.

Shengrong believes that the industrial and mining recycling industry is an emerging market in China. Shengrong may face growing competition in the industrial and mining recycling industry, and Shengrong believes that the industrial and mining recycling industry is expected to become more competitive as this industry matures and begins to consolidate. Shengrong will compete with several companies in the purification and recycling of industrial waste residue by the permanent magnet device and technology. Some of these competitors will likely have substantially greater financial, marketing and other resources than us. As a result, Shengrong could lose market share and its revenues could decline, thereby adversely affecting our earnings and potential for growth. While Shengrong believes that it will be able to successfully compete in this area as a result of its proprietary technology, there is no assurance that it will be able to hire and retain the necessary employees and compete successfully.

As the government starts to impose stricter policies on Environmental Protection, The mining recycling market gets bigger. The competition could become increasingly fierce in the near future. Furthermore, the Company’s technology has been industrialized which is relatively mature, which is a not pure brand new technology.

Shengrong’s business requires highly qualified personnel, and if Shengrong is unable to hire or retain qualified personnel, then it may not be able to grow effectively.

Shengrong’s success depends upon its ability to attract and retain highly qualified personnel. Expansion of Shengrong’s businesses may require additional managers and employees with relevant industry experience, and its success will be highly dependent on its ability to attract and retain skilled management personnel and other employees. Shengrong may not be able to attract or retain highly qualified personnel. In addition, competition for skilled personnel is significant in China. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees. Shengrong may incur additional expenses to recruit and retain qualified replacements and its businesses may be disrupted and its financial condition and results of operations may be materially and adversely affected. In addition, key managers may join a competitor or form a competing company. An operating company may not be able to successfully enforce any contractual rights with its management team, in particular in China, where all of these individuals reside.

Discontinuation of preferential tax treatment Shengrong currently enjoys may result in additional compliance obligations and costs so as to materially and adversely impact the company’s net income.

From 2013 through 2017, local tax authorities granted Shengrong the preferential income tax rate of 15% because Shengrong was entitled to the preferential rate as a “high-tech enterprise.” The discontinuation of such preferential tax treatment may materially and adversely affect our results of operations. In December 2016, local tax authorities renewed Hubei’s preferential tax treatment through 2019. During the effective period of high-tech enterprise certificate held by Shengrong, there won’t be any risk that the treatment could be revoked, unless Shengrong chooses to liquate or dissolve or related laws and regulated be modified or invalid by government authorities. But, at the last year of each effective period, Shengrong has to apply to acquire this high-tech enterprise certificate, which requires the company should meet the requirements to be recognized as a high-tech company regulated by related Chinese government. Shengrong cannot assure successfully received high-tech enterprise certificate in each application. But, since the patent owned by Shengrong is unique and advanced in China, Shengrong has faith in being recognized as a high-tech enterprise and should be able to renew the certificate. Should Shengrong is unable to renew certificate as “high-tech enterprise”, then Shengrong may be unable to enjoy preferential income tax rate of 15%, which is lower than common tax rate of 25%. According to Administrative Measures on Accreditation of High-tech Enterprise promulgated by The Ministry of Science and Technology, Ministry of Finance, State Administration of Taxation on January 29, 2016, where an accredited high-tech enterprise has committed any of the following acts, its high-tech enterprise qualification shall be revoked by the accreditation authorities: (1) committed serious fraud in the application process; (2) occurrence of major safety or quality incident, or committed serious environmental violation; or (3) failed to promptly report a major change in relation to the accreditation criteria, or failed to submit annual reports on development status for two years cumulatively; Where the high-tech enterprise qualification of an enterprise is revoked, the accreditation authorities shall notify the tax authorities to recover, pursuant to the Tax Collection Law and the relevant provisions, the high-tech enterprise tax incentives claimed by the enterprise for the year in which the date of occurrence of the aforesaid act falls.

Shengrong has a limited number of suppliers for its major products. If its suppliers are unable to fulfill their obligations under its arrangements with them, Shengrong could encounter supply shortages and incur higher costs.

Shengrong has a limited number of suppliers for component parts necessary to produce its products, including stainless steel, nd-fe-b materials, stainless steel, magnetic separator, equipment parts, frequency converter, stainless steel brush, beam barrel, U-steel, reduction gears, magnetic sheet and pulse dust collectors. In fiscal 2017, Shengrong purchased all of its component parts from seventeen suppliers, with over 50% of these component parts supplied by one supplier, Wuhan Jingxin Photovoltaics New Energy Technology Co., Ltd. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these component parts to Shengrong’s facility may materially and adversely affect its results of operations while Shengrong establishes alternate supply channels. In addition, if our suppliers fail to comply with relevant laws and regulations, or face allegations of non-compliance, their operations may be disrupted. Shengrong cannot assure you that it would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.

Accordingly, although Shengrong believes that alternative supply sources are available, there can be no assurance that Shengrong will continue to be able to identify or negotiate with such sources on terms that are commercially reasonable. If Shengrong’s suppliers are unable to fulfill their obligations under their contracts or Shengrong is unable to identify alternative sources, Sengrong could encounter supply shortages and incur higher costs, each of which could have a material adverse effect on our results of operations.

Shengrong has limited material insurance coverage, which could expose it to significant costs and business disruption.

Risks associated with Shengrong’s business and operations include, but are not limited to, losses of key personnel, business interruption due to power loss or network failure, and risks posed by natural disasters including storms, floods and earthquakes, any of which may result in significant costs or business disruption. Shengrong does not maintain any business interruption insurance, general third-party liability insurance, nor does it maintain key-man life insurance or any other insurance coverage except the mandatory social insurance for employees and certain accidently factory insurance and worker compensation insurance. If Shengrong incurs any loss that is not covered by reserves, its business, financial condition and results of operations could be materially and adversely affected.

Shengrong maintains cash deposits with various banks. These cash accounts are not sufficiently insured or otherwise protected. Should any bank or trust company holding these cash deposits become insolvent, or if Shengrong is otherwise unable to withdraw funds, it could lose the cash on deposit with that particular bank or trust company.

If Shengrong fails to retain certain of its key personnel and attract and retain additional qualified personnel, Shengrong might not be able to remain competitive, continue to expand its technology or pursue growth.

Shengrong’s future success depends upon the continued service of certain of its executive officers and other key research and development personnel, such as Ms. Jianzhen Li and Mr. Xiaonian Zhang who possess longstanding industry relationships and technical knowledge of Shengrong’s products and operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future. There can be no assurance that these persons will agree to continue to be employed by us after the expiration dates of their current contracts.

Sunlong may not be able to achieve the full amount of synergies that are anticipated, or achieve the synergies on the schedule anticipated, from the TJComex acquisition.

Although Sunlong currently expect to achieve synergies from the TJComex acquisition of approximately $3.8 million during fiscal 2017, the inclusion of these expected synergy targets should not be viewed as a representation that Sunlong will in fact achieve these synergies by the end of fiscal 2017, or at all. To the extent Sunlong fails to achieve these synergies, Sunlong’s results of operations may be impacted, and any such impact may be material.

Sunlong has identified various synergies including corporate and division overhead savings, brand enhancement, vendor funds, marketing and advertising cost reduction and operational efficiencies. Actual synergies, the expenses and cash required to realize the synergies and the sources of the synergies could differ materially from these estimates, and Sunlong cannot assure you that it will achieve the full amount of synergies on the schedule anticipated, or at all, or that these synergy programs will not have other adverse effects on our business. In light of these significant uncertainties, you should not place undue reliance on Sunlong’s estimated synergies.

Failure to manage TJComex effectively since its acquisition could materially impact our business.

Sunlong has recently experienced a period of rapid growth in its operations. In particular, it has significantly increased the size of its customer base due to the acquisition of TJComex. Sunlong anticipates that it will continue to significantly expand its operations and headcount in the near term. However, recent growth has placed, and future growth will place, a significant strain on Sunlong’s management, administrative, operational and financial infrastructure. Sunlong’s success will depend in part on its ability to manage TJComex effectively. To manage the recent and expected growth of its operations and personnel, Sunlong will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Failure to effectively manage TJComex could result in difficulty or delays in deploying Sunlong’s services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact Sunlong’s business performance and results of operations.

TJComex’s inability to renew or maintain its statutory and regulatory permissions and approvals in connection with trading of commodities and operation of its business would adversely affect its operations and profitability.

TJComex is required to obtain and maintain various statutory and regulatory permissions and approvals for the trading of commodities on its exchange and operating its business. In the future, TJComex will be required to renew such permissions and approvals and obtain new permissions and approvals for trading of commodities. While TJComex believes that it will be able to renew or obtain such permissions and approvals as and when required, there can be no assurance that the relevant authorities will issue any such permissions or approvals in the timeframe anticipated by us or at all. Failure by TJComex to renew, maintain or obtain the required permissions or approvals may result in the interruption of the trading of commodities and may subsequently have a material adverse effect on our business, financial condition and results of operations.

TJComex depends on its executive officers and other key personnel, and its business may be adversely affected if it fails to retain these professionals or attract new ones.

TJComex’s future success depends in large part upon the continued service of its executive officers, as well as various key management, technical and trading operations personnel. Some of these individuals have significant experience in the commodities trading industry and financial services markets and possess skills and understanding of how various businesses in commodity trading industry operate. The loss of service of its executive officers and key managerial personnel could have an adverse effect on TJComex’s business, financial condition and results of operations.

TJComex’s future success also depends, in significant part, upon our ability to continue to recruit and retain highly skilled and specialized individuals as employees. The level of competition in commodity trading industry for people with these skills is intense. If any of the key personnel or other professionals were to leave, TJComex cannot guarantee that it would be able to replace these key personnel in a timely manner. Significant losses of key personnel, particularly to TJComex’s competitors, could have an adverse effect on its business, financial condition and results of operations.

TJComex is currently dependent on a very limited number of customers.

TJComes sells the high-end wine the Agarwood to limited number of customers and its iron ore trading is for one customer as of the date of this report. As such TJComex’s sales may be concentrated with limited number of customers. Its results of operations may be materially adversely affected if some of these customers significantly reduces the volume of its purchases or demands a reduction in price.

TJComex may be subject to the enforcement of regulations and laws relating to the importation and sale of agarwood, which could adversely affect our ability to conduct agarwood trading and harm its business.

TJComex is subject to a variety of customs and import regulations that, if not properly followed could delay or impact its importation of agarwood, which could adversely affect its business. For example, pursuant to the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”), Aquilaria spp are listed in the Annex II of the CITES, which means it is required to obtain permit and license of exporting and importing Aquilaria spp and its products. Besides, in accordance with the Regulations of the People’s Republic of China on the Administration of Import and Export of Endangered Wild Animals and Plants, the import or export of endangered wild animals and plants and their products, which are subject to the import or export restriction of the CITES, shall be approved by the competent wild animals and plants department of the State Council, and get the permits issued by the national administration authority for import and export of endangered species. In November 2016, Chinese officials began a criminal investigation pertaining to 40 kilogram agarwood worth over RMB 5 million from South Asia to determine if it was improperly imported into China between approximately March 2015 and January 2016. As high-grade agarwood becomes increasingly scarce and considered by Chinese Environmental Bureau as endangered species, China has tightened its trade and import regulations related to agarwood.

Because TJComex imports a substantial amount of its agarwood from Myanmar, tightened regulations may subject TJComex to pressure from Chinese government and environmental groups to change its supply chain. Losing the Myanmar supply chain could significantly reduce the quality and quantity of TJComex’s agarwood and make it more expensive, which in turn could harm TJComex’s agarwood trading business and results of operations. In addition, negative publicity regarding environmental matters also could harm TJComex’s brands.

TJComex may also be subject to the enforcement of other new or existing regulations and laws relating to the sourcing, transportation, distribution and use of agarwood, which could impact its ability to sell agarwood effectively and harm its business.

TJComex currently has no risk management policies and procedures, and this may leave it exposed to unidentified or unanticipated risks

TJComex’s trading activities are exposed to commodity price, foreign exchange, interest rate, operational, regulatory and other risks. Specifically, commodity price may decline in the near future due to slowing demand from China. China’s foreign exchange policies may change significantly as China gradually relax foreign exchange controls. Given commodity trading in China has a relatively short history, the regulatory framework for commodity market in China is constantly developing and shifting. Commodity price decline, foreign exchange policy overhaul, and regulatory framework change affect the profitability of TJComex as well as its operational and management structure. TJComex currently has no policies or procedures to manage these risks and expects to implement risk management policies and procedures in the near future. Failure to prevent or mitigate all risks associated with TJComex’s business could have a material adverse effect on its business, results of operations, financial condition and prospects.

TJComex is reliant on third parties to source the large majority of the commodities purchased by its trading desks

TJComex purchases only a small minority of the physical commodities sold by its trading desks from its own businesses, businesses owned by its joint ventures or from companies in which it has minority investments. The remainder of the commodities sourced by its trading desks are purchased from third party suppliers. TJComex’s management expects to continue to source a large majority of such commodities from such third parties in the future.

TJComex is exposed to both price and supply risks in respect of commodities sourced from third parties. Any increases in TJComex’s purchase price relative to the price at which it sells a commodity could adversely affect TJComex’s margins. TJComex’s business, results of operations, financial condition and prospects could be materially adversely impacted if it is unable to continue to source required volumes of commodities from its suppliers on reasonable terms or at all.

TJComex’s trading activities require access to significant amounts of freight, storage, infrastructure and logistics support and TJComex is exposed to increases in the costs thereof.

TJComex often competes with other producers, purchasers or traders of commodities or other products for limited storage and berthing facilities at ports and freight terminals, which can result in delays in loading or unloading of TJComex’s products and expose TJComex to significant delivery interruptions. Limitations or interruptions in rail, shipping or port capacity could impede TJComex’s ability to deliver its products on time. In addition, increases in the costs of freight could adversely affect the Group’s business, results of operations, financial condition and prospects. Although increases in freight costs are taken into account by TJComex when setting transaction terms, there is no assurance that increased costs of freight can be passed on to customers and/or suppliers. TJComex also requires significant storage capacity for its commodities, which it sources both through facilities in which TJComex holds equity stakes and pursuant to rental agreements with oil terminals, tank farms and other types of storage facilities. Any decrease in TJComex’s ability to access its customary levels of capacity from these storage facilities or an increase in the price at which TJComex can acquire storage capacity could have an adverse effect on the TJComex’s business by forcing TJComex to use storage facilities in less advantageous locations or at prices that make it less profitable for TJComex to supply its customers. There can be no guarantee that TJComex will continue to be able to access freight and/or storage facilities to support its operations in adequate quantities or at reasonable prices.

Risks Related to TMSR’s Corporate Structure

The failure to comply with PRC regulations relating to mergers and acquisition of domestic enterprises by offshore special purpose vehicles may subject the company to severe fines or penalties and create other regulatory uncertainties regarding the company’s corporate structure.

On August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the China Securities Regulatory Commission (“CSRC”), the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation (“SAT”), the State Administration for Industry and Commerce (the “SAIC”), and the State Administration of Foreign Exchange (“SAFE”), jointly promulgated regulations entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which took effect as of September 8, 2006, and as amended on June 22, 2009. This regulation, among other things, has certain provisions that require offshore companies formed for the purpose of acquiring PRC domestic companies and controlled directly or indirectly by PRC individuals and companies which are the related parties with the PRC domestic companies, to obtain the approval of MOFCOM prior to engaging in such acquisitions and to obtain the approval of the CSRC prior to publicly listing special purpose vehicles’ securities on an overseas stock market. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

The application of the M&A Rules with respect to the company’s corporate structure remains unclear, with no current consensus existing among leading PRC law firms regarding the scope and applicability of the M&A Rules. We believe that the MOFCOM and CSRC approvals under the M&A Rules are not required in the context of the Acquisition because WFOE was incorporated as wholly owned foreign investment enterprise with the approval of local department of commerce. However, we cannot be certain that the relevant PRC government agencies, including the CSRC and MOFCOM, would reach the same conclusion, and we cannot be certain that MOFCOM or the CSRC will not deem that the Acquisition circumvents the M&A Rules, and other rules and notices, or that prior MOFCOM or CSRC approval is required for overseas financing.

If the CSRC, MOFCOM, or another PRC regulatory agency subsequently determines that CSRC, MOFCOM or other approval was required for the Acquisition or the restructuring of Shengrong, or if prior CSRC approval for overseas financings is required and not obtained, the company may face severe regulatory actions or other sanctions from MOFCOM, the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines or other penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from overseas financings into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares of common stock. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel overseas financings, to restructure the company’s corporate structure, or to seek regulatory approvals that may be difficult or costly to obtain.

The M&A Rules, along with certain foreign exchange regulations discussed below, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy.

PRC regulations relating to investments in offshore companies by PRC residents may subject Sunlong’s PRC-resident beneficial owners or its PRC subsidiaries to liability or penalties, limit our ability to inject capital into its PRC subsidiaries or limit its PRC subsidiaries’ ability to increase their registered capital or distribute profits.

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC resident holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

SAFE promulgated the Notice of SAFE on Further Simplifying and Improving Policies for the Foreign Exchange Administration of Direct Investment, or SAFE Circular 13, on February 13, 2015, which was effective on June 1, 2015. SAFE Circular 13 cancels two administrative approval items: foreign exchange registration under domestic direct investment and foreign exchange registration under overseas direct investment, instead. Banks shall directly examine and handle foreign exchange registration under domestic direct investment and foreign exchange registration under overseas direct investment, and SAFE and its branch shall indirectly regulate the foreign exchange registration of direct investment through banks.

Ms. Jiazhen Li and Mr. Xiaonian Zhang have completed registration under SAFE Circular 37 when they are the majority beneficiary owners of the Company. But, after the reorganization of Shengrong, they becoming the indirect shareholders of the Sunlong via a co-owned BVICo, such shareholding structure change of the Sunlong has not completed the modification registered with local SAFE according to Circular 37. However, Sunlong may not be aware of the identities of all of its beneficial owners who are PRC residents. Sunlong does not have control over its beneficial owners and cannot assure you that all of its PRC-resident beneficial owners will comply with SAFE Circular 37, SAFE Circular 13 and subsequent implementation rules. The failure of its beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37, SAFE Circular 13 and subsequent implementation rules, or the failure of future beneficial owners of Sunlong who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37, SAFE Circular 13 and subsequent implementation rules, may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Furthermore, since SAFE Circular 37 and SAFE Circular 13 was recently promulgated and it is unclear how this regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, Sunlong cannot predict how these regulations will affect its business operations or future strategy. Failure to register or comply with relevant requirements may also limit its ability to contribute additional capital to its PRC subsidiaries and limit its PRC subsidiaries’ ability to distribute dividends to Sunlong. These risks may have a material adverse effect on its business, financial condition and results of operations.

If either TJComex or Shengrong fails to maintain the requisite registered capital, licenses and approvals required under PRC law, our business, financial condition and results of operations may be materially and adversely affected.

Foreign investment is highly regulated by the PRC government and local authorities. Both Shengrong and TJComex are required to obtain and maintain certain licenses or approvals from different regulatory authorities in order to operate its current business. These licenses and approvals will be essential to the operation of their businesses. If either TJComex or Shengrong fails to obtain or maintain any of the required licenses or approvals for its business, we may be subject to various penalties, such as fines and the discontinuation or restriction of its operations. Any such disruption in the business operations of Shengrong or TJComex could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Doing Business in China

A slowdown of the Chinese economy or adverse changes in economic and political policies of the PRC government could negatively impact China’s overall economic growth, which could materially adversely affect our business.

After the Business Combination, we will be a holding company and all of the combined company’s operations will be entirely conducted in the PRC. Although the PRC economy has grown in recent years, the pace of growth has slowed, and even that rate of growth may not continue. The annual rate of growth in the PRC declined from 7.7% in 2013 to 7.3% in 2014, and 6.9% in 2015. According to a recent State Information of China forecast, China’s economic growth rate in 2016 will slow to 6.7%, its lowest since 1990. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for the combined company’s products and may have a materially adverse effect on its business.

China’s economy differs from the economies of most other countries in many respects, including the amount of government involvement in the economy, the general level of economic development, growth rates and government control of foreign exchange and the allocation of resources. While the PRC economy has grown significantly over the past few decades, this growth has remained uneven across different periods, regions and economic sectors.

The PRC government also exercises significant control over China’s economic growth by allocating resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Any actions and policies adopted by the PRC government could negatively impact the Chinese economy or the economy of the region the combined company serves, which could materially adversely affect the combined company’s business.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business the combined company may be able to conduct in the PRC and accordingly on the results of its operations and financial condition.

The combined company’s business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which the combined company must conduct its business activities. The combined company’s ability to operate in China may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization. However, the government of the PRC may not continue to pursue these policies, or may significantly alter these policies from time to time without notice.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing the combined company’s business, or the enforcement and performance of the combined company’s arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect the combined company’s business. Consequently, neither we nor Shengrong and TJComex can predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

Both Shengrong and TJComex’s businesses are subject to extensive regulation and supervision by state, provincial and local government authorities, which may interfere with the way the combined company conducts its business and may negatively impact its financial results.

Both Shengrong and TJComex are subject to extensive and complex state, provincial and local laws, rules and regulations with regard to their loan operations, capital structure, maximum interest rates, allowance for loan losses, among other things, as set out in “Business — Government Regulations.” These laws, rules and regulations are issued by different central government ministries and departments, provincial and local governments and are enforced by different local authorities in Hubei Province, the city of Wuhan and the city of Tianjin. As a result of the complexity, uncertainties and constant changes in these laws, rules and regulation, including changes in interpretation and implementation of such, both Shengrong and TJComex’s business activities and growth may be adversely affected if they do not respond to the changes in a timely manner or are found to be in violation of the applicable laws, regulations and policies as a result of a different position from theirs taken by the competent authority in the interpretation of such applicable laws, regulations and policies. If Shengrong and TJComex are found to be not in compliance with these laws and regulations, they may be subject to sanctions by regulatory authorities, monetary penalties and/or reputation damage, which could have a material adverse effect on the combined company’s business operations and profitability.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. We have not made adequate employee benefit payments. We may be required to make up the contributions for these plans as well as to pay late fees and fines, the amount payable of which shall be determined in accordance with 110% of the amount paid by us in the preceding month. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions against us or our management, in China, based upon United States laws, including the U.S. federal securities laws, or other foreign laws.

We are a company incorporated in Delaware. After the Business Combination, substantially all of our operations will be conducted in China, and substantially all of our assets will be located in China. All of our current and proposed directors and officers reside in China, and substantially all of the assets of those persons are located outside of the United States. As a result, Allbright Law, our counsel as to PRC law, has advised us that it may be difficult for a shareholder to effect service of process within the United States upon these persons, or to enforce judgments against us which are obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States.

Allbright Law has further advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States providing for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors or officers if they decide that the judgment violates the basic principles of PRC laws, national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

Allbright Law has also advised us that in the event shareholders originate an action against a company without domicile in China for disputes related to contracts or other property interests, the PRC courts may accept a cause of action if (a) the disputed contract is concluded or performed in the PRC or the disputed subject matter is located in the PRC, (b) the company (as defendant) has properties that can be seized within the PRC, (c) the company has a representative organization within the PRC, or (d) the parties chose to submit to the jurisdiction of the PRC courts in the contract on the condition that such submission does not violate the requirements of jurisdiction under the PRC Civil Procedures Law. The action may be initiated by the shareholder by filing a complaint with the PRC courts. The PRC courts would determine whether to accept the complaint in accordance with the PRC Civil Procedures Law. The shareholder may participate in the action by itself or entrust any other person or PRC legal counsel to participate on behalf of such shareholder. Foreign citizens and companies will have the same rights as PRC citizens and companies in such an action unless such foreign country restricts the rights of PRC citizens and companies.

Our ability to pay dividends may be restricted due to foreign exchange control and other regulations of China.

As an offshore holding company, we will rely principally on dividends from our subsidiary in China, WFOE, for our cash requirements. Under the applicable PRC laws and regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside a portion of its after-tax profit to fund specific reserve funds prior to payment of dividends. In particular, at least 10% of its after-tax profits based on PRC accounting standards each year is required to be set aside towards its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends.

Furthermore, WFOE’s ability to pay dividends may be restricted due to foreign exchange control policies and the availability of its cash balance. Substantially all of the Operating Companies’ operations are conducted in China and all of the revenue we recognize, through WFOE will be denominated in RMB. RMB is subject to exchange control regulation in China, and, as a result, WFOE may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. dollars.

The lack of dividends or other payments from WFOE may limit our ability to make investments or Business Combinations that could be beneficial to our business, pay dividends or otherwise fund, and conduct our business. Our funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations. Accordingly, if we do not receive dividends from WFOE, our liquidity and financial condition will be materially and adversely affected.

Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

Under the Enterprise Income Tax Law and its implementation regulations issued by the State Council of the PRC, a 10% PRC withholding tax is applicable to dividends payable to investors that are non-resident enterprises, which do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, any gain realized on the transfer of shares by such investors is also subject to PRC tax at a current rate of 10%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our shares, and any gain realized from the transfer of our shares, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends payable to individual investors who are non-PRC residents and any gain realized on the transfer shares by such investors may be subject to PRC tax at a current rate of 20%, subject to any reduction or exemption set forth in applicable tax treaties. It is unclear whether we or any of our subsidiaries established outside of China are considered a PRC resident enterprise, holders of shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas. If dividends payable to our non-PRC investors, or gains from the transfer of our shares by such investors are subject to PRC tax, the value of your investment in our shares may decline significantly.

Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.

Under the PRC Enterprise Income Tax Law, or the New EIT Law, and its amendment and implementation rules, which became effective in January 2008, an enterprise established outside of the PRC with a “de facto management body” located within the PRC is considered a PRC resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel and human resources, finance and treasury, and Business Combination and disposition of properties and other assets of an enterprise.” On April 22, 2009, the State Administration of Taxation (the “SAT”), issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although the SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in the SAT Circular 82 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the resident status of all offshore enterprises for the purpose of PRC tax, regardless of whether they are controlled by PRC enterprises or individuals. Although we do not believe that our legal entities organized outside of the PRC constitute PRC resident enterprises, it is possible that the PRC tax authorities could reach a different conclusion. In such case, we may be considered a PRC resident enterprise and may therefore be subject to the 25% enterprise income tax on our global income, which could significantly increase our tax burden and materially and adversely affect our cash flow and profitability. In addition to the uncertainty regarding how the new PRC resident enterprise classification for tax purposes may apply, it is also possible that the rules may change in the future, possibly with retroactive effect.

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the State Administration of Taxation issued an Announcement on Several Issues Concerning Enterprise Income Tax on Income Arising from Indirect Transfers of Property by Non-PRC Resident Enterprises, or Announcement 7, with the same effective date. Under Announcement 7, an “indirect transfer” refers to a transaction where a non-resident enterprise transfers its equity interest and other similar interest in an offshore holding company, which directly or indirectly holds Chinese taxable assets (the assets of an “establishment or place” situated in China; real property situated in China and equity interest in Chinese resident enterprises) and any indirect transfer without reasonable commercial purposes are subject to the PRC taxation. In addition, Announcement 7 specifies the conditions under which an indirect transfer is deemed to lack a reasonable commercial purpose which include: (1) 75% or more of the value of the offshore holding company’s equity is derived from Chinese taxable assets, (2) anytime in the year prior to the occurrence of the indirect transfer of Chinese taxable assets, 90% or more of the total assets (excluding cash) of the offshore holding company are direct or indirect investment in China, or 90% or more of the revenue of the offshore holding company was sourced from China; (3) the functions performed and risks assumed by the offshore holding company(ies), although incorporated in an offshore jurisdiction to conform to the corporate law requirements there, are insufficient to substantiate their corporate existence and (4) the foreign income tax payable in respect of the indirect transfer is lower than the Chinese tax which would otherwise be payable in respect of the direct transfer if such transfer were treated as a direct transfer. As a result, gains derived from such indirect transfer will be subject to PRC enterprise income tax, currently at a rate of 10%.

Announcement 7 grants a safe harbor under certain qualifying circumstances, including transfers in the public securities market and certain intragroup restricting transactions, however, there is uncertainty as to the implementation of Announcement 7. For example, Announcement 7 requires the buyer to withhold the applicable taxes without specifying how to obtain the information necessary to calculate taxes and when the applicable tax shall be submitted. Announcement 7 may be determined by the tax authorities to be applicable to our offshore restructuring transactions or sale of the shares of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved. Though Announcement 7 does not impose a mandatory obligation of filing the report of taxable events, the transferring party shall be subject to PRC withholding tax if the certain tax filing conditions are met. Non-filing may result in an administrative penalty varying from 50% to 300% of unpaid taxes. As a result, we and our non-resident enterprises in such transactions may become at risk of being subject to taxation under Announcement 7, and may be required to expend valuable resources to comply with Announcement 7 or to establish that we and our non-resident enterprises should not be taxed under Announcement 7, for any restructuring or disposal of shares of our offshore subsidiaries, which may have a material adverse effect on our financial condition and results of operations.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC Enterprise Income Tax Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Restrictions on currency exchange may limit our ability to utilize our revenue effectively.

Substantially all of our revenue is denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE or banks and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for all of our PRC subsidiaries.

Fluctuations in the foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

The value of the RMB against the U.S. dollar and other currencies may fluctuate. Exchange rates are affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Under this policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over three years. From July 2008 until June 2010, however, the RMB traded stably within a narrow range against the U.S. dollar. On June 20, 2010, the PBOC announced that the PRC government would reform the RMB exchange rate regime and increase the flexibility of the exchange rate. Since June 2010, the RMB has appreciated more than 10% against the U.S. dollar. In April 2012, the PRC government announced it would allow greater RMB exchange rate fluctuation. On August 11, 12 and 13, 2015, the PRC government successively set the central parity rate for the RMB more than 3% lower in the aggregate than that of August 10, 2015 and announced that it will begin taking into account previous day’s trading in setting the central parity rate. In 2015, the yuan experienced a 4.88% drop in value, and on January 4, 2016 the PRC government set the U.S. dollar-Chinese yuan currency pair to a reference rate of 6.5%, the lowest rate in 4.5 years, on January 6, 2017, the reference rate was 0.9% up-regulated by the PRC government. However, it is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. As significant international pressure remains on the PRC government to adopt a more flexible currency policy, greater fluctuation of the RMB against the U.S. dollar could result.

Our revenues and costs are mostly denominated in the RMB, and a significant portion of our financial assets are also denominated in the RMB. Any significant fluctuations in the exchange rate between the RMB and the U.S. dollar may materially adversely affect our cash flows, revenues, earnings and financial position, and the amount of and any dividends we may pay on our shares in U.S. dollars. Fluctuations in the exchange rate between the RMB and the U.S. dollar could also result in foreign currency translation losses for financial reporting purposes.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our shares of common stock, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency such as the RMB, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

Future inflation in China may inhibit economic activity and adversely affect the combined company’s operations.

The Chinese economy has experienced periods of rapid expansion in recent years which can lead to high rates of inflation or deflation. This has caused the PRC government to, from time to time, enact various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the PRC government to once again impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China. Any action on the part of the PRC government that seeks to control credit and/or prices may adversely affect the combined company’s business operations.

PRC laws and regulations have established more complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for the combined company to pursue growth through acquisitions in China.

Further to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, the Anti-monopoly Law of the PRC, the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM or the MOFCOM Security Review Rules, was issued in August 2011, which established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change of control transaction in which a foreign investor takes control of a PRC enterprise, or that the approval from MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to merger control review and or security review.

The MOFCOM Security Review Rules, effective from September 1, 2011, which implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, further provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review by MOFCOM, the principle of substance over form should be applied and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through agreements control or offshore transactions.

Further, if the business of any target company that the combined company seek to acquire falls into the scope of security review, the combined company may not be able to successfully acquire such company either by equity or asset acquisition, capital contribution or through any contractual agreements. The combined company may grow its business in part by acquiring other companies operating in its industry. Complying with the requirements of the relevant regulations to complete such transactions could be time consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit its ability to complete such transactions, which could affect its ability to maintain or expand its market share.

In addition, SAFE promulgated the Circular on the Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 19, on June 1, 2015. Under Circular 19, registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used within the business scope approved by the applicable governmental authority and the equity investments in the PRC made by the foreign-invested company shall be subject to the relevant laws and regulations about the foreign-invested company’s reinvestment in the PRC. In addition, foreign-invested companies cannot use such capital to make the investments on securities, and cannot use such capital to issue the entrusted RMB loans (except approved in its business scope), repay the RMB loans between the enterprises and the ones which have been transferred to the third party. Circular 19 may significantly limit our ability to effectively use the proceeds from future financing activities as the Chinese subsidiaries may not convert the funds received from us in foreign currencies into RMB, which may adversely affect their liquidity and our ability to fund and expand our business in the PRC.

SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts (“Circular 16”), on June 9, 2016, which became effective simultaneously. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on self-discretionary basis which applies to all enterprises registered in the PRC. Circular 16 reiterates the principle that RMB converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purpose beyond its business scope or prohibited by PRC Laws or regulations, while such converted RMB shall not be provide as loans to its non-affiliated entities. As Circular 16 is newly issued and SAFE has not provided detailed guidelines with respect to its interpretation or implementation, it is uncertain how these rules will be interpreted and implemented.

Failure to comply with the United States Foreign Corrupt Practices Act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

As our shares are listed on Nasdaq, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Non-U.S. companies, including some that may compete with us, may not be subject to these prohibitions. In addition, in 2012, the central government of the PRC commenced a far-reaching campaign against corruption. That ongoing campaign involves aggressive enforcement of existing Chinese anti-corruption laws. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. Our employees or other agents may engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

SEC administrative proceedings against the China affiliates of multi-national accounting firms, and/or any related adverse regulatory development in the PRC, may result in our financial statements being determined to not be in compliance with the requirements of the Exchange Act of 1934, as amended, or the Exchange Act.

In December 2012, the SEC brought administrative proceedings against five major accounting firms in China alleging that they had refused to produce audit work papers and other documents related to certain other China-based companies under investigation by the SEC. On January 22, 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of these firms from practicing before the SEC for a period of six months. The decision is neither final nor legally effective unless and until reviewed and approved by the SEC. On February 12, 2014, four of these PRC-based accounting firms appealed to the SEC against this decision. In February 2015, each of the four PRC-based accounting firms agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC. The settlement requires the firms to follow detailed procedures to seek to provide the SEC with access to Chinese firms’ audit documents via the Chinese Securities Regulatory Commission. If the firms do not follow these procedures, the SEC could restart the administrative proceedings.

In the event that the SEC restarts the administrative proceedings or initiates new proceedings against other firms, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding China-based, United States-listed companies and the market price of our shares may be adversely affected.

If our independent registered public accounting firm was denied, even temporarily, the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act. Such a determination could ultimately lead to our delisting from Nasdaq or deregistration from the SEC, or both, which would substantially reduce or effectively terminate the trading of our shares in the United States.

Our management team is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Our current management team are not familiar with United States securities laws. Given the complexity of United States securities laws, our management team may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations and our reputation and could result in a loss of your investment in our shares, especially if such matter cannot be addressed and resolved favorably.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

Our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC filings and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by CSRC, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of our company, our SEC reports, other filings or any of our other public pronouncements.

Risks Related to Our Securities

There can be no assurance that we will be able to comply with the continued listing standards of The Nasdaq Capital Market

We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our common stock on The Nasdaq Capital Market. Nasdaq provides various continued listing requirements that a company must meet in order for its stock to continue trading on the Nasdaq Capital Market. Among these requirements are requirements that we need to maintain the minimum 300 and 400 round lot holder requirements for our common stocks and warrants, respectively, and hold annual stockholders meeting requirement each year. On March 12, 2018, we received a deficiency letter from the Staff of The Nasdaq Stock Market which notified us that we are did comply with these two requirements. The Company’s securities would be subject to delisting from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the "Panel"). The Company has timely requested a hearing before the Panel, and that request will stay any delisting action by Nasdaq at least pending the issuance of the Panel's decision following the hearing and the expiration of any extension of time that may be granted to the Company by the Panel.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

The market price for our common stock may be volatile.

The market price for our common stock may be volatile and subject to wide fluctuations due to factors such as:

●	the perception of U.S. investors and regulators of U.S. listed Chinese companies;

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	negative publicity, studies or reports;

●	conditions in Chinese credit markets;

●	changes in the economic performance or market valuations of other microcredit companies;

●	announcements by us or our competitors of acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of exchange rates between RMB and the U.S. dollar; and

●	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock may have, when compared to seasoned issuers, significant price volatility and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

There is no guarantee that our warrants will ever be in the money, and they may expire worthless and the terms of our warrants may be amended.

The exercise price for our warrants is $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment. Warrants may be exercised only for a whole number of the Company’s common stock. No fractional shares will be issued upon exercise of the warrants. There is no guarantee that the warrants will ever be in the money prior to their expiration, and they may expire worthless.

A market for the Company’s securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of the Company’s securities may fluctuate significantly due to the market’s reaction and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of the Company’s securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if the Company’s securities are not listed on, or become delisted from, the Nasdaq Capital Market for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on the Nasdaq Capital Market or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If the Business Combination’s benefits do not meet the expectations of investors, shareholders or financial analysts, the market price of the Company’s securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Company’s securities may decline. In addition, following the Business Combination, fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there has not been a public market for TMSR’s stock and trading in the JM Global shares of common stock has not been active. Accordingly, the valuation ascribed to the Company’s shares of common stock in the Business Combination may not be indicative of the price that will prevail in the trading market. If an active market for the Company’s securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in the Company’s securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of the Company’s securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning the Company or the lending market in general;

●	operating and stock price performance of other companies that investors deem comparable to the Company;

●	our ability to market new and enhanced services on a timely basis;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving the Company;

●	the Company’s ability to access the capital markets as needed;

●	changes in the Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of common stock available for public sale;

●	any major change in our board or management;

●	sales of substantial amounts of shares of common stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of the Company’s securities irrespective of our operating performance. The stock market in general, and the Nasdaq Capital Market in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

Warrants will become exercisable for the Company’s shares of common stocks, which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.

Each warrant entitles the holder thereof to purchase one-half of one shares of common stock at a price of $5.75 per half share ($11.50 per whole share), subject to adjustment. Warrants may be exercised only for a whole number of the Company’s share of common stock. No fractional shares will be issued upon exercise of warrants. To the extent such warrants are exercised, additional shares of common stocks will be issued, which will result in dilution to the then existing holders of shares of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares of common stock.

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

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements. Such reduced disclosure may make our common stock less attractive to investors.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we will elect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Because of these lessened regulatory requirements, our stockholders would be left without information or rights available to stockholders of more mature companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital when we need to do it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company”, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404(b) and other provisions of the Sarbanes-Oxley Act, as well as Section 14 rules implemented by the SEC and NASDAQ. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

Provisions in our By-laws and Delaware laws might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our by-laws and Delaware laws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification of our directors, officers and employees under Delaware law may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to us and our stockholders to the maximum extent permitted under the corporate laws of Delaware. We may also provide contractual indemnification obligations under agreements with our directors, officers and employees. These indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors, officers and employees for breach of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit the Company and our shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our current executive office is located at No. 21 Jiefang Avenue, Qiaokou District, Wuhan, Hubei, China. The rent for this space is approximately $5,200 per month We also own another corporate office located at A-101 98 Huanghai Road TEDA Tianjin China. The carrying value for this space is approximately $1.3 million.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “TMSR” and “TMSRW, respectively. Our units commenced public trading on July 24, 2015, and our common stock and warrants commenced public trading on September 11, 2015. On February 6, 2018, our units ceased trading as a result of the Business Combination.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the Nasdaq for the period of January 1, 2016 through December 31, 2017

	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
Year Ended December 31, 2016
January 1, 2016 through March 31, 2016	$9.52	$9.85	$9.42	$9.60	$0.12	$0.20
April 1, 2016 through June 30, 2016	$9.79	$9.90	$9.55	$9.78	$0.14	$0.20
July 1, 2016 through September 30, 2016	$9.87	$10.00	$9.75	$10.00	$0.15	$0.19
October 1, 2016 through December 31, 2016	$9.95	$10.15	$9.85	$10.00	$0.18	$0.43
Year Ended December 31, 2017
January 1, 2017 through March 31, 2017	$10.15	$10.61	$9.96	$10.05	$0.27	$0.45
April 1, 2017 through June 30, 2017	$10.34	$10.46	$9.93	$10.00	$0.25	$0.39
July 1, 2017 through September 30, 2017	$10.19	$10.34	$9.65	$10.20	$0.27	$0.36
October 1, 2017 through December 31, 2017	$10.15	$10.34	$9.87	$10.00	$0.21	$0.42
January 1, 2018 through March 31, 2018	$-	$-	$9.00	$9.90	$0.20	$0.44

On March 27, 2018, our common stock had a closing price of $9.28 and our warrants had no trading activity.

(b) Holders

On March 27, 2018, there were 24 holders of record of our common stock and 2 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

The Current Report on Form 8-K filed on September 1, 2017 is hereby incorporated herein by reference.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Disclosure in response to this Item is not required for a smaller reporting company.

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

Overview

We were a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We consummated our initial public offering on July 29, 2015.

As indicated in the accompanying financial statements, at December 31, 2017, we had approximately $72,000 in cash. We incurred significant costs in the pursuit of our acquisition plans. As a result of the Business Combination on February 6, 2018, we have ceased to be a “shell company” and will continue the existing business operations of Sunlong as a publicly traded company under the name “TMSR Holding Company Limited.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from April 10, 2015 (inception) through December 31, 2017, we had a net loss of $1,325,665 and incurred costs of $1,862,816 related to our initial public offering which have been charged to stockholders’ equity.

The Company’s entire activity from April 10, 2015 (inception) through July 29, 2015, was in preparation for our initial public offering, which was consummated on July 29, 2015. Since that date, we have engaged in a search for a business combination. Our operating costs since then include our search for an initial business combination and are largely associated with our governance and public reporting, consulting fees, and state franchise taxes of approximately $1,779,000 through December 31, 2017. Investment income of approximately $356,000 represents the realized and unrealized appreciation on our investment in U.S. treasury bills since our initial public offering. For the year ended December 31, 2017, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, due diligence consulting fees and legal fees of approximately $906,000 and we recorded approximately $356,000 in investment income. For the year ended December 31, 2016, our operating costs included our search for an initial business combination and are largely associated with our governance and public reporting, due diligence consulting fees and legal fees of approximately $628,000 and we recorded approximately $86,000 in investment income. We may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. In order to fund transaction costs in connection with an intended initial business combination, our sponsor, members of our management team or their affiliates or other third parties may loan us additional amounts, provided any such loans will not have any claim on the proceeds held in the trust account unless such proceeds are released to us upon completion of an initial business combination. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment, other than interest income earned thereon. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Any part or all of such loans may be converted into additional warrants at $0.50 per warrant (a maximum of 1,000,000 warrants if up to $500,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of such parties. The warrants would be identical to the placement warrants issued to our sponsor. None of our sponsors, stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $72,178. Until the consummation of our initial public offering on July 29, 2015, the Company’s only source of liquidity was an initial purchase of our shares of common stock and a series of advances made by an affiliate of the Company. These advances are non-interest bearing and unsecured. On July 29, 2015, we consummated our initial public offering of 5,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 250,000 placement units to our sponsor. Each private placement unit consists of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate). We received net proceeds from our initial public offering and the private placement of approximately $50,650,000, net of the underwriting commissions and fees of $1,250,000 and offering costs and other expenses of approximately $600,000. $50,000,000 of the proceeds of our initial public offering and the private placement have been deposited in the trust account and are not available to us for operations (except amounts designated to pay taxes and working capital from the interest accrued). At December 31, 2017, we had approximately $72,178 of cash available outside of the trust account to fund our activities to search for an initial business combination. An affiliate of Sunlong orally agreed to fund the Company’s working capital needs through its Extension.

As of December 31, 2017, $40,407,025 was held in the Trust Account and we had cash outside of trust of $72,178 and $126,784 in accounts payable, $394,652 in accrued expenses and $140,500 due to affiliates. Through December 31, 2017, the Company had withdrawn $47,269 from interest earned on the trust proceeds and $9,631,120 upon redemption of 963,112 shares of common stock. Subsequent to December 31, 2017, the Company withdrew approximately $32,200,010 upon redemption of 3,220,001 shares of common stock. All remaining amount remained in the Trust Account was release to the Company and the Trust account was terminated as a result of the Business Combination as of the date of this report. Furthermore, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December 31, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2017 and 2016, the Company has a deferred tax assets of approximately $581,000 and $328,000 related to the net operating loss carryforwards of approximately $1,534,000 and $890,000, respectively (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of their deferred tax assets is appropriate at this time.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2017 and 2016. No amounts were accrued for the payment of interest and penalties at December 31, 2017 and 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The 2017 Tax Act significantly revised the U.S. Tax code by, in part but not limited to, reducing the U.S. corporate tax rate from 35% to 21% and imposing a mandatory one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The SEC staff acknowledged the challenges companies face incorporating the effects to tax reform by their financial reporting deadlines, In response, On December 22, 2017 , the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accountings for certain income tax effects of the 2017 Tax Act. The Company will continue to gather and evaluate the income tax impact of the 2017 Tax Act. The Company does not expect changes to the Company’s provisional amounts of any of its estimates regarding taxes would result in material charges or credits in the future reporting periods.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 and December 31, 2016.

Cash and securities held in Trust Account

At December 31, 2017 and December 31, 2016, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Accrued expenses and due to affiliate

Accrued expenses represent amounts the Company owes to its vendors for services that have been provided but not paid for, state franchise tax as well as an affiliate of the Sunlong advanced to the Company for paying the Company’s working capital. These advances are non-interest bearing, unsecured and payable on demand. At December 31, 2017 and December 31, 2016 there was approximately $395,000 and $83,000, respectively, accrued for state franchise tax and third party advance in the Company’s accrued expenses.

Redeemable common stock

As discussed in Note 1, 4,000,000 of the 5,000,000 shares of common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. As described in Note 2, in connection with the Extension, 963,112 of the Company’s outstanding shares of common stock were redeemed in July 2017. Accordingly, at December 31, 2017 and December 31, 2016, 3,036,888 and 4,000,000 Public Shares were classified outside of permanent equity at its redemption value, respectively. In addition to the 4,000,000 common stock with a redemption feature, the Company subsequently agreed to permit its Sponsor to redeem an additional 350,000 of the non-redeemable shares. Additional 9,576 of the Company’s outstanding shares of common stock were redeemed in January 2018 and additional 3,210,425 of the Company’s outstanding shares of common stock were redeemed in February 2018.

Recently issued accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. The Company does not expect the adoption of the ASU to have any impact on its consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company is assessing the impact of the adoption of the ASU on its consolidated financial statements, disclosure requirements and methods of adoption.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Disclosure in response to this Item is not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-20 comprising a portion of this Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Chuanliu Ni	56	Co-Chair of the Board and Chief Executive Officer
Jiazhen Li	55	Co-Chair of the Board
Xiaonian Zhang	66	President and Director
Hui Zhu	54	Independent Director
Yaqing Hu	25	Independent Director
Chenchen Zhang	29	Independent Director
Wenting Zou	29	Independent Director
Xiaoyan Shen	37	Chief Financial Officer and Secretary

Dr. Chuanliu Ni

Dr. Ni, was appointed as Sunlong’s Co-Chair of the Board in 2017 and subsequently became TMSR’s Co-Chair after the Business Combination. He has an extensive managerial experience and has a proven track record of success as a team leader. From 2007 to present, Mr. Ni has served as TJComex’s CEO and Chairman. From 1994-1999, Mr. Ni served as the U.S. Business Representative for Tianjin Economic and Technological Development Area (TEDA)/Tianjin City based in Washington D.C. Mr. Ni holds a Bachelor Science degree in Electrical Engineering of Nanjing University of Science and Technology, a Master Science degree in Management Information Systems of Hebei Polytechnic University, a Master Arts degree in Economics and a Ph.D. in Economics of West Virginia University. Mr. Ni was also a member of 11thChina People’s Political Consultative Conference (CPPCC) Tianjin Commission.

Ms. Jiazhen Li

Sunlong’s Co-Chair and now TMSR’s Co-Chair, Ms. Li has over seven years of work experience in environmental protection equipment and industrial waste recycling and utilizing area. She co-founded Hubei Shengrong Environmental Protection and Energy Saving Technology Co. Ltd. in 2009. Ms. Li won the third prize of Tech-Innovation Award issued by the Wuhan City Government in 2010, and under her leadership, her team won the second place in the China (Shenzhen) Innovation Tournament 2011. Ms. Li is also the co-inventor of multiple important patents owned by the Company. Ms. Li served as the Director of Sales for Wuhan Textile Industry Co. Ltd during the period from 1983 to 1995. She founded Wuhan Mingjia Trading Co. Ltd in 1995. Wuhan Mingjia is engaged in the business of fashion design, manufacture, marketing and distribution. Wuhan Mingjia owns two fashion brands, “MG” and “Mingjia Guixiu”, in China. Ms. Li actively serves as the Vice President of Hubei Wuhan Qiaokou District Commercial and Industrial Association. Ms. Li graduated from Beijing College of Economics and Management with a bachelor degree in Marketing and obtained her MBA degree from Welsh College of Wuhan University.

Ms. Hui Zhu

Hui Zhu was appointed as a director of TMSR after the Business Combination. Ms. Zhu has served as the Fund manager of Wealthever Investment Management Co., Ltd. since March 2015, where she is in charge of gathering information, reading financial briefings, making informed financial recommendations and decisions and other managerial responsibilities. From 2005 to 2015, Ms. Zhu worked as a procurement manager for Haining Biete Knitting Limited Company, where she was primarily responsible for researching and creating deals to purchase large quantity of raw materials like raw cottons or polyester fiber for her company. Ms. Zhu received her bachelor degree from Zhejiang Open University in 1987.

Ms. Yaqing Hu

Yaqing Hu was appointed as a director of TMSR after the Business Combination. Ms. Hu has served as an investment manager of Wealthever Investment Management Co., Ltd. since March 2017. From July 2015 until March 2017, Ms. Hu served as the Premier Relationship Manager for the Hong Kong and Shanghai Banking Corporation, Shanghai Branch. Ms. Hu received her Bachelor of Science degree in Business Administration from the Ohio State University, Fisher Business School in 2014, and her master degree from Tulane University, A.B. Freeman School of Business in 2015.

Mr. Chenchen Zhang

Chenchen Zhang was appointed as a director of TMSR after the Business Combination. Mr. Zhang currently serves as an investment manager of Wealthever Investment Management Co., Ltd. and is specialized in private equity investment. From 2014 to 2016, Mr. Zhang has worked for Joyful Financial Consulting Company Limited, a Hong Kong company and he served for a position in charge of product development, including information collection, produce and promotion, as well as in charge of channel training. Mr. Zhang graduated from Medicine School of Ningbo University with a bachelor degree in Clinical Medicine in 2012 and obtained a master degree in Public Health from the Chinese University of Hong Kong in 2014.

Mr. Xiaonian Zhang

Xiaonian Zhang was appointed as President and a director of TMSR in 2017. From 2009 to present, Mr. Zhang has been the general manager and head of technology department in Hubei Shengrong Environmental Protection Energy-Saving Science and Technology Co. Ltd. Over the last decade, Mr. Zhang had been working on R&D and successfully managed a team with a research focus on high efficiency permanent magnetic separation of industrial solid wastes and comprehensive utilization of tailings. Mr. Zhang also held 2 U.S. invention patents on the high efficiency permanent magnetic comprehensive separating technology. Mr. Zhang graduated from Huazhong University of Science and Technology in July 1989 with a Bachelor degree of Automatic Control.

Ms. Wenting Zou

Wenting Zou was appointed as a director of TMSR after the Business Combination. Ms. Zou currently serves as the Executive Assistant of Wealthever Investment Management Co., Ltd. and has held this position since 2016. From 2011 to 2015, Ms. Zou has worked for Shanghai Fenghua Investment Group, and she served for a position responsible for budgeting, accounting, auditing and other administrative work. Ms. Zou graduated from Shanghai Lixin University with a bachelor’s degree in accounting in 2011.

Ms. Xiaoyan Shen

Xiaoyan Shen was appointed as Sunlong’s Chief Financial Officer in 2017 and subsequently became TMSR’s Chief Financial Officer and Secretary after the Business Combination. Ms. Shen has over 15 years of corporate financial leadership and commodity exchange experience. Ms. Shen held a Master of Public Accounting from Macquarie University, and a Bachelor Economic degree in Economics from Tongji University. Ms. Shen is also a Certified Public Accountant in Australia.

No Classification of Directors

In accordance with our existing charter, our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term.

As discussed above, in connection with the Business Combination, our board of directors has been reconstituted and comprised of seven members. Our board of directors believes it is in the best interests of the Company for the board of directors to have no separate classification, such that each director serves a one-year term until the next annual meeting of stockholders or until such director’s successor is elected or qualified. If Proposal 4 is approved at the special meeting, all seven directors that our board of directors has nominated to serve on the board will serve until the first annual meeting of stockholders following the Business Combination.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. We anticipate that a majority of our board of directors will be independent as of the closing of the Business Combination. An “independent director” is defined under the NASDAQ rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We anticipate that our board of directors will determine that Ms. Hui Zhu, Ms. Yaqing Hu, Mr. Chengchen Zhang and Ms. Wenting Zou are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Leadership Structure and Risk Oversight

The board of directors does not have a lead independent director. After the closing of the Business Combination, Mr. Ni has succeeded Mr. Tim Richerson as our Chief Executive Officer, and Dr. Ni and Ms. Li serve as Co-Chairs of the Board.

Committees of the Board of Directors

The standing committees of our board of directors currently consists of an Audit Committee and a Compensation Committee, and after the Business Combination will also consist of a Nominating and Corporate Governance Committee. Each of the committees will report to the board of directors as they deem appropriate and as the board may request.

Audit Committee

After the closing of the Business Combination, our Audit Committee consists of Ms. Hui Zhu, Ms. Yaqing Hu, Mr. Chengchen Zhang and Ms. Wenting Zou, with Ms. Yaqing Hu serving as the chairman of the Audit Committee. We believe that each of these individuals qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. We also believe that Ms. Yaqing Hu qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is attached as an exhibit to this Report.

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

Compensation Committee

After the closing of the Business Combination, our Compensation Committee consists of Ms. Hui Zhu, Ms. Yaqing Hu, Mr. Chengchen Zhang and Ms. Wenting Zou, with Ms. Hui Zhu serving as the chairman of the Compensation Committee. We anticipate that each of the members of our Compensation Committee will be independent under the applicable NASDAQ listing standards. Our board of directors has adopted a written charter for the Compensation Committee, which is attached as an exhibit to this Report.

The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but not limited to:

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

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee will be responsible for, among other matters: (1) identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors; (2) overseeing the organization of our board of directors to discharge the board’s duties and responsibilities properly and efficiently; (3) identifying best practices and recommending corporate governance principles; and (4) developing and recommending to our board of directors a set of corporate governance guidelines and principles applicable to us.

After the closing of the Business Combination, our Corporate Governance and Nominating Committee consists of Ms. Hui Zhu, Ms. Yaqing Hu, Mr. Chengchen Zhang and Ms. Wenting Zou, with Mr. Chenchen Zhang serving as the chairman of the Corporate Governance and Nominating Committee. We anticipate that each of the members of our Corporate Governance and Nominating Committee will be independent under the applicable NASDAQ listing standards. Our board of directors has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.tmsr-ltd.com.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer and principal accounting officer. Our Code of Ethics is attached as an exhibit to this Report. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on our website at the above address.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors during the last completed fiscal year has received any cash (or non-cash) compensation for services rendered to us. Our sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsors, officers, directors or our or their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2018 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

The percentage ownership information shown in the table below is based on that there were 11,374,815 shares of common stock outstanding as of March 27, 2018.

	Number of Shares	%
Name and Address of Beneficial Owners(1)
Zhong Hui Holding Limited (our sponsor)(2)	1,976,500	17.3
Qi (Jacky) Zhang(2)(5)	1,976,500	17.3
Tim Richerson(5)	150,000	1.3
Peter Nathanial(5)	80,000	*
Dr. Kurt Jetta(5)	3,000	*
Dongliang Qu(5)	3,000	*
Arthur B. Drogue(5)	—	—
Xiaoguang Liu(5)	—	—
Hopeway International Enterprises Limited(3)	4,842,880	42.5
Eastham Global Holdings Limited(4)	515,200	4.5
Chuanliu Ni(4)	515,200	4.5
Jiazhen Li(3)	4,842,880	42.5
Xiaonian Zhang(3)	—	—
Hui Yu	—	—
Yaqing Hu	—	—
Chenchen Zhang	—	—
Weiting Zou	—	—
Xiaoyan Shen	—	—
	2,212,500	19.4
All directors and officers as a group (Post-Business Combination) (8 persons)	5,358,080	47.0

*	Less than one percent
(1)	Unless otherwise noted, the business of these entities or individuals is A101 Hanzheng Street City Industry Park, No.21 Jiefang Avenue, Qiaokou District, Wuhan, Hubei, China.
(2)	Mr. Zhang owns 100% of Zhong Hui Holding Limited and maybe deemed as the beneficial owner of these shares.
(3)	Ms. Jiazhen Li and Mr. Xiaonian Zhang are members of Hopeway International Enterprises Limited. Ms. Li, as the sole director of Hopeway International Enterprises Limited, maybe deemed as the beneficial owner of these shares.
(4)	As a result of certain contractual arrangements between Dr. Ni and Ruran Ni, who is Dr. Ni’s daughter and the sole shareholder of Eastham Global Holdings Limited, Dr. Ni may be deemed as the beneficial owner of these shares.
(5)	On February 6, 2018, Qi (Jacky) Zhang, Tim Richerson, Peter Nathanial, Kurt Jetta, Dongliang Qu, Xiaoguang Liu and Arthur Drogue, resigned from our board of directors upon closing of the Business Combination. The business address of each of the these individuals is 1615 South Congress Avenue, Suite 103, Delray Beach, Florida 33445.

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

As of the date of the consummation of our initial public offering, our sponsor had loaned us $140,500, and one of our executive officers had loaned us $50,250, which were used for a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and repaid upon the completion of such offering. As of the date of this report, we repaid the $50,250 owed to the executive officer and the $140,500 is still outstanding.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Hui Zhu, Mr. Yaqing Hu, Mr. Chenchen Zhang and Mr. Wenting Zou are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2017 and 2016 totaled $43,000 and $50,000, respectively. The aggregate fees of Withum related to 2017 and 2016 audit services in connection with review of our proxy statements totaled approximately $51,000 and $0. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2017 and 2016, we did not pay Withum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Withum for tax planning and tax advice for the year ended December 31, 2017 and 2016.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2017 and 2016.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 23, 2015, between the Company and Cantor Fitzgerald & Co. (1)
3.1	Certificate of Incorporation. (2)
3.2	Amended and Restated Certificate of Incorporation. (1)
3.3	Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated July 23, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)
4.5	Unit Purchase Option, dated July 29, 2015, between the Registrant and Cantor Fitzgerald & Co. (1)
10.1	Investment Management Trust Account Agreement, dated July 23, 2015, between Continental Stock Transfer & Trust Company and the Company. (1)
10.2	Registration Rights Agreement, dated July 23, 2015, between the Company and certain security holders. (1)
10.3	Placement Unit Subscription Agreement, dated May 4, 2015, among the Company and Zhong Hui Holding Limited. (2)
10.4	Letter Agreement, dated July 23, 2015, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.5	Form of Indemnity Agreement. (2)
10.6	Letter Agreement, dated July 23, 2015, by and between the Company and Cantor Fitzgerald & Co. (1)
10.7	Consulting Agreement, dated as of October 30, 2015, by and between the Company and FirsTrust China Ltd.(3)
10.8	Share Exchange Agreement, dated August 28, 2017, by and among the Company, Zhonghui Holding Limited, China Sunlong Environmental Technology, Inc., and the Shareholders of the name herein (4).
14.1	Code of Business and Ethics. (2)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Form of Audit Committee Charter (2)
99.2	Form of Compensation Committee Charter (2)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 29, 2015.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on June 16, 2015.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the Commission on March 28, 2016.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 1, 2017

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

TMSR Holding Company Limited (f/k/a JM Global Holding Company)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TMSR Holding Company Limited (f/k/a JM Global Holding Company) (the "Company") as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2015.

Whippany, New Jersey

March 30, 2018

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TMSR HOLDING COMPANY LIMITED

(formerly known as JM GLOBAL HOLDING COMPANY)

Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash	$72,178	$150,306
Prepaid assets	10,000	15,580
Total current assets	82,178	165,886

Trust account	40,407,026	50,109,326

Total assets	$40,489,204	$50,275,212
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$126,784	$19,922
Accrued expenses	394,652	82,647
Due to affiliates	140,500	140,500
Total current liabilities	661,936	243,069

Common stock subject to possible redemption: 3,036,888 and 4,000,000 shares (at a redemption value of approximately $10 per share) at December 31, 2017 and December 31, 2016, respectively (See Note 2)	30,368,880	40,000,000
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 15,000,000 shares authorized; 2,562,500 shares issued and outstanding (excluding 3,036,888 and 4,000,000 shares subject to redemption) at December 31, 2017 and December 31, 2016, respectively (See Note 2)	256	256
Additional paid-in capital	10,807,708	10,807,708
Accumulated deficit	(1,349,576)	(775,821)
Total stockholders’ equity	9,458,388	10,032,143
Total liabilities and stockholders’ equity	$40,489,204	$50,275,212

See accompanying notes to financial statements

TMSR HOLDING COMPANY LIMITED

(formerly known as JM GLOBAL HOLDING COMPANY)

Statements of Operations

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Revenue	$-	$-

Operating expenses	906,279	627,579

Loss from operations	(906,279)	(627,579)

Interest income	332,524	85,963
Net loss attributable to common stock (excluding shares subject to possible redemption)	$(573,755)	$(541,616)

Basic and diluted net loss per share	$(0.22)	$(0.21)

Weighted average number of common stock outstanding
Basic and diluted (excluding shares subject to possible redemption)	2,562,500	2,562,500

See accompanying notes to financial statements

TMSR HOLDING COMPANY LIMITED

(formerly known as JM GLOBAL HOLDING COMPANY)

Statement of Stockholders’ Equity

For the period from December 31, 2015 to December 31, 2017

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	2,562,500	256	10,857,228	(234,205)	10,623,279

Cancellation of Common stock issuable to Firstrust	-	-	(65,066)	-	(65,066)

Stock-based compensation recorded for options issued to directors by the sponsor	-	-	15,546	-	15,546

Net loss	-	-	-	(541,616)	(541,616)

Balance, December 31, 2016	2,562,500	$256	$10,807,708	$(775,821)	$10,032,143

Net loss	-	-	-	(573,755)	(573,755)

Balance, December 31, 2017	2,562,500	$256	$10,807,708	$(1,349,576)	$9,458,388

See accompanying notes to financial statements

TMSR HOLDING COMPANY LIMITED

(formerly known as JM GLOBAL HOLDING COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016

Cash flows from operating activities:
Net loss	$(573,755)	$(541,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issuable for consulting fees	-	97,600
Stock-based compensation for director fees	-	15,546
Changes in operating assets and liabilities
Increase in prepaid expenses	5,580	10,121
Increase in accounts payable	106,862	(7,785)
Increase in accrued expenses	312,005	39,359
Net cash used in operating activities	(149,308)	(386,775)

Cash flows from investing activities:
Withdrawal from Trust Account upon redemption of 963,112 shares	9,631,120	-
Interest income withdraw (reinvested) in Trust Account	71,180	(85,963)
Net cash provided by (used in) investing activities	9,702,300	(85,963)

Cash flows from financing activities:
Redeemption of 963,112 shares	(9,631,120)	-
Net cash used in financing activities	(9,631,120)	-

Net change in cash	(78,128)	(472,738)
Cash, beginning of year	150,306	623,044

Cash, end of year	$72,178	$150,306

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Non-cash investing and financing activities
Cancellation of common stock issued for future services included in unamortized prepaid expenses	$-	$65,066

See accompanying notes to financial statements

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

TMSR Holding Company Limited (the “Company,” “we” or “us” or “our”), formerly known as JM Global Holding Company, was a blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Business Combination”). The Company’s sponsor is Zhong Hui Holding Limited, a Seychelles limited company (the “Sponsor”). The Company has selected December 31 as its fiscal year end.

On February 6, 2018, in connection with consummation of the business combination with China Sunlong Environmental Technology, Inc., a Cayman Islands business company with limited liability (“Sunlong”); Sunlong, the Company filed with the Secretary of State of Delaware the Second Amended and Restated Certificate of Incorporation of the Company to change the Company’s name from “JM Global Holding Company” to “TMSR Holding Company Limited”. Pursuant to the Share Exchange Agreement, JM Global acquired from Sunlong all of the issued and outstanding equity interests of Sunlong in exchange for 8,995,428 newly-issued shares of common stock of the Company to Sellers. 899,544 of these newly-issued shares are held in escrow for 18 months from the closing date of the Business Combination as a security for the Company and the Sellers’ indemnification obligations under the Share Exchange Agreement. As a result of the Business Combination, the Sellers, as the former shareholders of Sunlong, became the controlling shareholders of the Company and Sunlong became a subsidiary of the Company. The Share Exchange was accounted for as a reverse merger effected by a share exchange, wherein Sunlong is considered the acquirer for accounting and financial reporting purposes. The Company’s units ceased trading as of February 6, 2018, and the Company’s common stock and warrants started to trade on the Nasdaq Stock Market under the ticker symbols “TMSR” and “TMSRW,” respectively, on February 7, 2018.

After the Business Combination, TMSR, through Sunlong, operates two business divisions: Shengrong, which engages in the production and sales of solid waste recycling and comprehensive utilization equipment; and TJComex, which engages in provision of commodity exchange services and ship exchange consulting services. Shengrong, is focused on the research, development, production and sale of an array of solid waste recycling systems for the mining and industrial sectors in the PRC. Shengrong provides end users in these markets with a clean alternative to traditional waste disposal by significantly reducing solid waste discharge into the environment and enabling such users to extract value from valuable metals and other industrial waste materials.TJComex is engaged in iron ore trading, wine import and resale, and Agarwood trading. TJComex also generated revenue from ship exchange consulting services during the first quarter 2017 but this may not be the future focus of TJComex.

On February 6, 2018, as a result of the consummation of the Business Combination, which fulfilled the “initial Business Combination” requirement of the Company’s amended and restated certificate of incorporation, the Company ceased to be a shell company upon the closing of the Business Combination.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (“SEC”) on July 23, 2015. The Sponsor purchased, simultaneously with the closing of the Public Offering on July 29, 2015, 250,000 units at $10.00 per unit in a private placement for an aggregate price of $2,500,000. Each unit purchased is substantially identical to the units sold in the Public Offering, except that the Sponsor has agreed that it will not seek redemption of the stock contained within such units. In addition, the Sponsor purchased an aggregate of 3,000,000 units in the Public Offering. The Sponsor had agreed that it will not seek redemption of 1,000,000 shares of the 3,000,000 shares purchased in the Public Offering. In the event that the Company was unable to complete its initial Business Combination within the required time frame, the non-redeemable 1,000,000 Sponsor shares will be entitled to the liquidation rights described in the “Business Combination” section. In October 2017, the Company agreed to permit its Sponsor to redeem an additional 350,000 of the non-redeemable shares. As a result, the number of non-redeemable Sponsor shares was reduced to 650,000 . The Company initially had until July 29, 2017 to consummate its initial Business Combination. This date was extended to April 30, 2018 as described in Note 2 below. If the Company was unable to consummate its initial Business Combination within such time period, the Company would have had to distribute the aggregate amount then on deposit in the Trust Account pro rata to its public shareholders by way of the redemption of their shares and would cease all operations except for the purposes of winding up of its affairs, as further described herein. In such event, the Company’s warrants would expire worthless. The Company expected the per share redemption price to be $10.00 per common share, without taking into account any interest earned on such funds. However, the Company would not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In that case, it would be possible that the per-share value of the residual assets remaining available for distribution would be less than the price per Unit in the Public Offering.

Upon the closing of the Public Offering and the private placement, $50,000,000 was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. A total of approximately $40.4 million remained in the Trust Account as of December 31, 2017 (See Note 7).

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

Going Concern and Liquidation

Prior to the Business Combination, none of our Sponsor, stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we would not be able to obtain additional financing. If we are unable to raise additional capital, we would be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Additionally, the Company had until April 30, 2018 (See Note 2) to complete its initial business combination. If the Company did not completed its initial business combination by that time, the Company would distribute the aggregate amount then on deposit in the Trust Account, pro rata, to our public shareholders by way of redemption and cease all operations except for purposes of the winding up of our affairs.

These conditions raise substantial doubt about our ability to continue as a going concern prior to the Business Combination. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. As the Company completed the Business Combination on February 6, 2018, the Company no longer has a going concern issue.

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

Other than the withdrawal of interest to pay taxes or for working capital, if any, none of the funds held in trust may be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the outstanding public shares included in the units sold in the Public Offering if the Company is unable to complete the Business Combination within the required timeframe. On July 27, 2017, in connection with the Special Meeting (see Note 2), the Company and Continental entered into the Trust Amendment, pursuant to which the date on which to commence liquidation of the Trust Account established in connection with the Company’s initial Public Offering in the event the Company has not consummated a Business Combination was extended from July 29, 2017 to January 29, 2018. On January 29, 2018, in connection with the Special Meeting (see Note 2), the Company and Continental entered into the Trust Amendment, pursuant to which the date on which to commence liquidation of the Trust Account established in connection with the Company’s initial Public Offering in the event the Company has not consummated a Business Combination was extended from January 29, 2018 to April 30, 2018.

Through December 31, 2017, the Company had withdrawn $47,269 from interest earned on the trust proceeds and $9,631,120 upon redemption of 963,112 shares of common stock. Subsequent to December 31, 2017, the Company withdrew approximately $32,200,010 from its Trust Account upon redemption of 3,220,001 shares of common stock. The remaining amount in the Trust Account was release to the Company and the Trust account was terminated as a result of the Business Combination as of the date of this report. Furthermore, no amounts are payable to the underwriters of our initial public offering.

Business Combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Public Offering and the private would placement, although substantially all of the net proceeds of the Public Offering and the private placement are intended to be generally applied toward consummating a Business Combination. There was no assurance that the Company would be able to successfully effect a Business Combination. On February 6, 2018, the Company consummated the Business Combination with Sunlong and issued 8,995,428 shares of common stock of the Company to Sunlong. As of the date of this report, the Company has satisfied the Business Combination requirements.

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

Business Combination (continued)

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may decide to not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. In the event that the Company is required to seek stockholder approval in connection with its initial Business Combination, the Company will proceed with a Business Combination only if a majority of the aggregate outstanding shares that are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to redeem their shares of common stock upon the consummation of its initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for working capital purposes or the payment of taxes, divided by the number of then outstanding shares of common stock that were sold as part of the Units in the Public Offering, which the Company refers to as its public shares, subject to the limitations described within the registration statement and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed Business Combination. These shares of common stock, excluding the 1,000,000 non-redeemable shares of the 3,000,000 shares purchased in the Public Offering by the Sponsor, are recorded at a redemption value as of December 31, 2017 and December 31, 2016 and classified as temporary equity upon the completion of the Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity”. The Company subsequently agreed to permit its Sponsor to redeem an additional 350,000 of the 1,000,000 non-redeemable shares. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company had until April 30, 2018 (the “Combination Period”) to consummate its initial Business Combination. If the Company is unable to complete its initial Business Combination within the required timeframe the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital, but net of any taxes, pro rata to its public stockholders by way of redemption of its public shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of its plan of dissolution and liquidation; in the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

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

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

On January 29, 2018, the Company held a special meeting of stockholders (the “Second Special Meeting”). At the Second Special Meeting, the Company’s stockholders approved the following items: (i) an amendment to the Company’s Amended and Restated Certificate of Incorporation extending the date by which the Company must consummate its initial business combination and the date for cessation of operations of the Company if the Company has not completed an initial business combination from January 29, 2018 to April 30, 2018 (the “Second Extended Date”) or such earlier date as determined by the Board of Directors of the Company (the “Second Extension Amendment “) and (ii) an amendment (the “Second Amendment to Trust Agreement”) to the Continental Agreement (the “Trust Agreement”) between the Company and Continental extending the date on which to commence liquidation of the Trust Account in accordance with the Trust Agreement, as amended by the Amendment to Trust Agreement, from January 29, 2018 to April 30, 2018 (the “Second Trust Amendment”).

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

Second Trust Amendment

Following redemptions of additional 9,576 of the Company’s shares in connection with the Second Extension, a total of approximately $40.4 million remains in the Trust Account. In October 2017, the Company agreed to permit its Sponsor to redeem an additional 350,000 of the non-redeemable shares. As a result, the number of non-redeemable Sponsor shares was reduced to 650,000. On January 29, 2018, in connection with the Second Special Meeting, the Company and Continental entered into the Second Trust Amendment, pursuant to which the date on which to commence liquidation of the Trust Account established in connection with the Company’s initial Public Offering in the event the Company has not consummated a Business Combination was extended from January 29, 2018 to April 30, 2018.

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

Pursuant to the Share Exchange Agreement, in exchange for all of the outstanding shares of Sunlong, the Company issued a number of shares of our common stock (the “Exchange Shares”) at $10.00 per share based on an adjusted equity valuation of CaymanCo (the “Adjusted Equity Value”) determined by starting with a base valuation of $92.0 million, deducting the amount of indebtedness (net of cash) of Sunlong as of the closing, deducting the amount of unpaid transaction expenses incurred by Sunlong, and increasing (or decreasing if negative) such valuation to the extent that the net working capital (excluding indebtedness, cash and transaction expenses) of Sunlong as of the closing is greater than $26.55 million. Ten percent (10%) of the Exchange Shares (“Escrow Shares”) were deposited in escrow at the closing of the Business Combination (which is also referred to herein as the closing) and subject to forfeiture back to us (along with dividends and other earnings otherwise payable with respect to such Escrow Shares) in the event that the Purchaser Representative successfully brings an indemnification claim under the Exchange Agreement on behalf of our shareholders. The Exchange Shares, including the Escrow Shares, were allocated among the Sellers pro-rata based on each Seller’s ownership of CaymanCo prior to the Business Combination. The Exchange Shares are subject to a lock-up as set forth in the Lock-Up Agreement as described elsewhere in the preliminary proxy statement filed with the Securities and Exchange Commission on October 11, 2017. Pursuant to the Share Exchange Agreement, the Company issued 8,995,428 newly-issued shares of common stock of the Company to Sunlong. 899,544 of these newly-issued shares are held in escrow for 18 months from the closing date of the Business Combination as a security for the Company and the Sellers’ indemnification obligations under the Share Exchange Agreement.

The Escrow Shares have been held in an escrow account maintained by a mutually agreed escrow agent (the “Escrow Agent”). While the Escrow Shares are held in escrow, any dividends and other distributions otherwise payable with respect to the Escrow Shares are held back by the Company and not paid until the Escrow Shares are released from escrow to the Sellers, but the Sellers are entitled to vote the Escrow Shares.

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

2. EXTENSION, TRUST AMENDMENT AND AGREEMENT FOR BUSINESS COMBINATION (continued)

Business combination (continued)

The Business Combination was accounted for as a “reverse merger” in accordance with accounting principles generally accepted in the U.S. Under this method of accounting, the Company was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Sunlong comprising ongoing operations of the combined company, Sunlong’s senior management comprising the senior management of the combined company, and Sunlong stockholders having a majority of the voting power of the combined company. For accounting purposes, Sunlong will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Sunlong (i.e., a capital transaction involving the issuance of stock by the Company for the stock of Sunlong). Accordingly, the consolidated assets, liabilities and results of operations of Sunlong will become the historical financial statements of the combined company, and the Company’s assets, liabilities and results of operations will be consolidated with Sunlong beginning on the acquisition date.

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

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

2. EXTENSION, TRUST AMENDMENT AND AGREEMENT FOR BUSINESS COMBINATION (continued)

Termination

The Share Exchange Agreement might be terminated under certain customary and limited circumstances at any time prior to closing, including by either party if the transactions contemplated by the Share Exchange Agreement was not completed by January 29, 2018; provided that the party seeking to terminate should not have breached in any material respect its obligations in any manner that had proximately caused the failure to consummate the Business Combination. The Company subsequently extended the Share Exchange Agreement completion date to April 30, 2018. If the Share Exchange Agreement was terminated, all further obligations of the parties under the Share Exchange Agreement would terminate and would be of no further force and effect (except that certain obligations related to public announcements, confidentiality, termination and termination fees, waiver against trust, and certain general provisions would continue in effect), and neither the Company nor Sunlong would have any further liability to any other party thereto except for liability for any fraud claims or willful breach of the Merger Agreement prior to such termination. In the event that JM Global terminated the Share Exchange Agreement for a breach by CaymanCo or the Sellers, CaymanCo would be required to pay to JM Global as liquidated damages a termination fee equal to $500,000, plus transaction expenses incurred by JM Global and its affiliates, provided that CaymanCo and the Sellers would not be relieved of liability for any fraud claims or willful breach of the Share Exchange Agreement prior to such termination.

Other Agreements

The Business Combination also called for additional agreements, including, among others, the Escrow Agreement, the Non-competition Agreements, the Lock-Up Agreements, and the Registration Rights Agreement, as described elsewhere in the preliminary proxy statement filed with the Securities and Exchange Commission on October 11, 2017.

On February 2, 2018, The Company held a special meeting of stockholders (the ” Approval Meeting”). At the Approval Meeting, the Company’s stockholders approved the Company’s proposed business combination (the “Business Combination”) with Sunlong and related matters.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC’).

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December 31, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2017 and 2016, the Company has a deferred tax assets of approximately $581,000 and $328,000 related to the net operating loss carryforwards of approximately $1,534,000 and $890,000, respectively (which begin to expire in 2035) and start-up costs. Management has determined that a full valuation allowance of their deferred tax assets is appropriate at this time.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2017 and 2016. No amounts were accrued for the payment of interest and penalties at December 31, 2017 and 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The 2017 Tax Act significantly revised the U.S. Tax code by, in part but not limited to, reducing the U.S. corporate tax rate from 35% to 21% and imposing a mandatory one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The SEC staff acknowledged the challenges companies face incorporating the effects to tax reform by their financial reporting deadlines, In response, On December 22, 2017 , the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accountings for certain income tax effects of the 2017 Tax Act. The Company will continue to gather and evaluate the income tax impact of the 2017 Tax Act. The Company does not expect changes to the Company’s provisional amounts of any of its estimates regarding taxes would result in material charges or credits in the future reporting periods.

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 and December 31, 2016.

Cash and securities held in Trust Account

At December 31, 2017 and December 31, 2016, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Accrued expenses and due to affiliate

Accrued expenses represent amounts the Company owes to its vendors for services that have been provided but not paid for, state franchise tax as well as an affiliate of the Sunlong advanced to the Company for paying the Company’s working capital. These advances are non-interest bearing, unsecured and payable on demand. At December 31, 2017 and December 31, 2016 there was approximately $395,000 and $83,000, respectively, accrued for state franchise tax and third party advance in the Company’s accrued expenses.

Due to affiliate represents entity costs and offering costs paid by an affiliate on behalf of the Company. These advances are non-interest bearing, unsecured and payable on demand.

Redeemable common stock

4,000,000 of the 5,000,000 shares of common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. As described in Note 2, in connection with the Extension, 963,112 of the Company’s outstanding shares of common stock were redeemed in July 2017. Accordingly, at December 31, 2017 and December 31, 2016, 3,036,888 and 4,000,000 Public Shares were classified outside of permanent equity at its redemption value, respectively. In addition to the 4,000,000 common stock with a redemption feature, the Company subsequently agreed to permit its Sponsor to redeem an additional 350,000 of the non-redeemable shares. Also, 9,576 of the Company’s outstanding shares of common stock were redeemed in January 2018 and an additional 3,210,425 of the Company’s outstanding shares of common stock were redeemed in February 2018.

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. The Company does not expect the adoption of the ASU to have any impact on its consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company is assessing the impact of the adoption of the ASU on its consolidated financial statements, disclosure requirements and methods of adoption.

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

The Company sold to the underwriter (and/or its designees), for $100, as additional compensation, an option to purchase up to a total of 400,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $4,000,000) upon the closing of the Public Offering. Since the option is not exercisable until the earliest on the closing the initial Business Combination, the option will effectively represent the right to purchase up to 400,000 shares of common stock and 400,000 warrants to purchase 200,000 shares at $11.50 per full share for an aggregate maximum amount of $6,300,000. The units issuable upon exercise of this option are identical to those issued in the Public Offering. (See Note 6). As of December 31, 2017, no warrants were exercised.

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

The Sponsor purchased an aggregate of 3,000,000 units in the Public Offering. The Sponsor has agreed that it will not seek redemption of 1,000,000 shares included in such units. Subsequent to December 31, 2017, the Company agreed to permit the Sponsor to redeem an additional 350,000 of such non-redeemable shares, such that the Sponsor may redeem up to an aggregate of 2,350,000 shares on the same terms as the Public Shares.

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

5. RELATED PARTY TRANSACTIONS (continued)

Founder shares (continued)

In July 2015, the Sponsor purchased 250,000 placement units, each consisting of one share of common stock and one warrant to purchase one-half of one share of common stock at a price of $5.75 per half share, at a price of $10.00 per unit ($2,500,000 in the aggregate,) in a private placement that occurred simultaneously with the completion of the Public Offering. In addition, possible working capital loans by our Sponsor, management team, their affiliates and other third parties may be converted into warrants of the post-business combination entity at a price of $0.50 per warrant (a maximum of 1,000,000 warrants if up to $500,000 is loaned and that amount is converted into warrants). The placement warrants, and the loan warrants, if any, are (or will be) identical to the warrants sold in the Public Offering, except that, if held by our Sponsor or its permitted assigns, they (a) may be exercised for cash or on a cashless basis; (b) are not subject to being called for redemption and (c) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial Business Combination. The Sponsors have agreed that the warrants purchased will not be sold or transferred until 30 days following consummation of a Business Combination, subject to certain limited exceptions. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the initial stockholders will expire worthless. In October 2016, the Company’s CEO and President sold an aggregate of 268,126 founder shares to, Zhong Hui Holding Limited at the purchase price of $0.017 per share, pursuant to the Securities Assignment Agreement dated October 11, 2017. In October 2017, Zhong Hui Holding Limited sold an aggregate of 170,000 founder shares to the Company’s CEO and President at the purchase price of $0.017 per share, pursuant to the Securities Assignment Agreement dated October 11, 2017.

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

Due to Affiliates

For the period from April 10, 2015 (date of inception) through December 31, 2017, the Company’s Sponsor advanced to us a total, net of repayments, of $140,500 which has been used for the payment of costs associated with the Public Offering. These advances are non-interest bearing, unsecured and due on demand. Total amounts due to the sponsor were $140,500 at December 31, 2017 and December 31, 2016, respectively.

For the period from April 10, 2015 (date of inception) through December 31, 2016, an officer of the Company advanced us approximately $53,000 for expenses related to the Public Offering. These advances were repaid as of December 31, 2016.

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment, other than the interest income earned thereon. Up to $1,000,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the placement warrants. The terms of such loans by our Sponsors, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of the date of this report, there were no loans converted to warrants.

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

7. TRUST ACCOUNT

A total of $50,000,000, which includes $47,500,000 of the net proceeds from the Public Offering and $2,500,000 from the sale of the Private Warrants, has been placed in the Trust Account. As of December 31, 2017 and December 31, 2016, the balance in the Trust Account was $40,407,026 and $50,109,326, respectively.

As of December 31, 2017, the Company’s Trust Account consisted of $40,363,707 in U.S. Treasury Bills, $7,026 in accrued interest and $36,293 in cash. As of December 31, 2016, the Company’s Trust Account consisted of $49,940,597 in U.S. Treasury Bills, $5,400 in accrued interest and $163,329 in cash. The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2017 and December 31, 2016 balance sheets and adjusted for the amortization or accretion of premiums or discounts.

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

7. TRUST ACCOUNT (continued)

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at December 31, 2017 and December 31, 2016 are as follows:

	Held-To-Maturity	Carrying Amount	Accrued Interest	Fair Value
December 31, 2017	U.S. Treasury Bills	$40,363,707	$7,026	$40,370,733

December 31, 2016	U.S. Treasury Bills	$49,940,597	$5,400	$49,945,997

As discussed in Note 2, the Trust Amendment extended the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination from July 29, 2017 to January 29, 2018. The Second Trust Amendment extended the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination from January 28, 2018 to April 30, 2018.In July, 2017, 963,112 of the Company’s outstanding shares of common stock were redeemed which left approximately $40.4 million in the Trust Account at December 31, 2017. Additional 9,576 and 3,210,425 of the Company’s outstanding shares of common stock were redeemed in January 2018 and February 2018, respectively.

8. FAIR VALUE MEASUREMENTS

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table’s present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017, and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	Description	Total Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
December 31, 2017	Cash and U.S. Treasury Bills held in Trust Account	$40,404,377	$40,404,377	$-	$-

December 31, 2016	Cash and U.S. Treasury Bills held in Trust Account	$50,109,326	$50,109,326	$-	$-

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

8. FAIR VALUE MEASUREMENTS (continued)

As discussed in Note 2, the Trust Amendment extended the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination from July 29, 2017 to January 29, 2018. The Second Trust Amendment extended the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination from January 28, 2018 to April 30, 2018. In connection with the Extension, 963,112 of the Company’s outstanding shares of common stock were redeemed in July 2017, which left approximately $40.4 million in the Trust Account at December 31, 2017

9. STOCKHOLDERS’ EQUITY

Common stock

On October 30, 2015, the Company entered into a twelve-month consulting agreement (the “Agreement”) with FirsTrust China Ltd. (the “Consultant”), pursuant to which the Consultant agreed to provide advisory services relating to potential business combination transactions and the Company agreed to pay the Consultant a monthly fee of $20,000, payable quarterly in advance. In addition, the Company agreed to issue to the Consultant 20,000 restricted shares of the Company’s common stock upon the closing of the Company’s initial Business Combination. The Company estimated the fair value of the shares issuable to the Consultant to be $195,200 and expensed this amount on a pro-rata basis over the term of the contract. The Consultant was entitled to piggy-back registration rights relating to such shares similar to the piggy-back registration rights granted to the Company’s initial stockholders. During the year ended December 31, 2016, the Company recorded $150,134 in its consulting expenses.

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

The Company agreed to permit its Sponsor to redeem an additional 350,000 of the non-redeemable shares and resulted in a total of 4,350,000 shares of redeemable common stock (see Note 3). As described in Note 2, in connection with the Extension, there were redemptions of 963,112 of the Company’s shares of common stock. Accordingly, at December 31, 2017 and December 31, 2016, 3,036,888 and 4,000,000 Public Shares were classified outside of permanent equity at its redemption value, respectively. In addition to the 4,000,000 common stock with a redemption feature, the Company subsequently agreed to permit its Sponsor to redeem an additional 350,000 of the non-redeemable shares.

The Company was authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2017 and December 31, 2016, there were 5,599,388 and 6,562,500 shares of common stock issued and outstanding (including 3,036,888 and 4,000,000 shares of common stock subject to redemption, respectively), respectively. Additional 9,576 of the Company’s outstanding shares of common stock were redeemed in January 2018 and additional 3,210,425 of the Company’s outstanding shares of common stock were redeemed in February 2018.

On February 2, 2018, the Company filed with the Secretary of State of Delaware an Amendment No. 3 to the Amended and Restated Certificate of Incorporation of the Company to effectuate the increase of the Company’s authorized common stock and preferred stock to 110,000,000 shares, consisting of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

In connection with the Business Combination consummated on February 6, 2018 and pursuant to the Share Exchange Agreement, the Company issued to Sunlong 8,995,428 shares of common stock and 899,544 of these newly-issued shares are held in escrow for 18 months from the closing date of the Business Combination, as a security for the Company and the Sunlong’ indemnification obligations under the Share Exchange Agreement.

TMSR HOLDING COMPANY LIMITED

(FORMERLY KNOWN AS JM GLOBAL HOLDING COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

9. STOCKHOLDERS’ EQUITY (continued)

Preferred stock

The Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2017 and December 31, 2016, there were no shares of preferred stock issued and outstanding. The rights privileges, restrictions and conditions of the preferred shares have not been determined. On February 2, 2018, the Company filed with the Secretary of State of Delaware an Amendment No. 3 to the Amended and Restated Certificate of Incorporation of the Company to effectuate the increase of the Company’s authorized preferred stock to 10,000,000 shares of preferred stock.

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

10. SUBSEQUENT EVENTS

On February 6, 2018 (the “Closing Date”), the Company consummated the Business Combination following a special meeting of stockholders (the “Third Special Meeting”) where the stockholders of JM Global Holding Company. ( “JM Global”) considered and approved, among other matters, a proposal to adopt that certain Share Exchange Agreement (the “Share Exchange Agreement”), dated as of August 28, 2017, entered into by and among by and among (i) JM Global; (ii) Zhong Hui Holding Limited, a Republic of Seychelles registered company, in the capacity under the Share Exchange Agreement as the Purchaser Representative (including any successor Purchaser Representative appointed in accordance therewith, the “Purchaser Representative”); (iii) China Sunlong Environmental Technology, Inc., a Cayman Islands business company with limited liability ( “Sunlong”); (iv) each of the shareholders of Sunlong named on Annex I of the Share Exchange Agreement (collectively, the “Sellers”); and (v) Chuanliu Ni, a Chinese citizen who is the Chief Executive Officer and director of Sunlong, in the capacity as the representative for the Sellers in accordance with the terms and conditions of this Share Exchange Agreement (the “Seller Representative”). Pursuant to the Share Exchange Agreement JM Global acquired from the Sellers all of the issued and outstanding equity interests of Sunlong in exchange for 8,995,428 newly-issued shares of common stock of the Company to Sellers (the “Business Combination”). As a result of the Business Combination, the Sellers, as the former shareholders of Sunlong, became the controlling shareholders of the Company and Sunlong became a subsidiary of the Company. The Share Exchange was accounted for as a reverse merger effected by a share exchange, wherein Sunlong is considered the acquirer for accounting and financial reporting purposes.

Prior to the Business Combination, the Company was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). As a result of the Business Combination, the Company has ceased to be a “shell company” and will continue the existing business operations of Sunlong as a publicly traded company under the name “TMSR Holding Company Limited.”

Prior to the consummation of the Business Combination, each outstanding unit of the Company was separated into its component common stock and warrant. A total of 9,576 of the Company’s outstanding shares of common stock were redeemed in January 2018. In connection with the consummation of the Business Combination, the Company redeemed a total of 3,210,425 shares of its common stock pursuant to the terms of the Company’s previous amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $41,831,130. Additionally, the Company issued a total of 8,995,428 shares of common stock in the Business Combination to sellers. Following the Business Combination, there were 9,812,315 shares of common stock of the Company issued and outstanding and warrants exercisable for 2,825,000 shares of Company common stock in connection with the Public Offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2018	TMSR Holding Company Limited

	By:	/s/Jiazhen Li
Name: Jiazhen Li Title: Co-Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Xiaoyan Shen
Name: Xiaoyan Shen Title: Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chuanliu Ni	Co-Chairman of the Board of Directors and Chief Executive Officer	April 2, 2018
Chuanliu Ni	(Principal Executive Officer)

/s/ Jiazhen Li	Co-Chairman of the Board of Directors	April 2, 2018
Jiazhen Li

/s/Xiaonian Zhang	President and Director	April 2, 2018
Xiaonian Zhang

/s/ Xiaoyan Shen	Chief Financial Officer and Secretary	April 2, 2018
Xiaoyan Shen	(Principal Financial Officer and Principal Accounting Officer)

/s/Hui Zhu	Director	April 2, 2018
Hui Zhu

/s/Yaqing Zhu	Director	April 2, 2018
Yaqing Zhu

/s/Chenchen Zhang	Director	April 2, 2018
Chenchen Zhang

/s/Wenting Zou	Director	April 2, 2018
Wenting Zou