Form 10-Q
period 2018-03-31
TMSR HOLDING Co Ltd
filed 2018-05-15
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Registrant’s telephone number, including area code: +86 022-5982-4800

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

As of May 15, 2018, there were 11,397,595 shares of the Company’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,763,559	$461,883
Accounts receivable, net	17,672,589	14,512,638
Other receivables	55,809	52,872
Inventories	4,885,068	9,243,488
Prepayments	24,998,406	19,863,548
Total current assets	56,375,431	44,134,429

PLANT AND EQUIPMENT, NET	2,227,510	2,188,135

OTHER ASSETS
Intangible assets, net	1,176,761	1,203,040
Other assets	73,575	61,474
Deferred tax assets	803,078	980,840
Total other assets	2,053,414	2,245,354

Total assets	$60,656,355	$48,567,918

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans - bank	$2,388,278	$2,305,316
Third party loan	144,501	145,170
Deferred revenue	547,911	-
Accounts payable	179,923	221,685
Other payables and accrued liabilities	527,665	237,840
Other payables - related parties	1,747,771	1,154,734
Customer deposits	496,284	1,624,137
Taxes payable	17,892,813	15,561,403
Total current liabilities	23,925,146	21,250,285

OTHER LIABILITIES
Third party loan - noncurrent	20,808	-
Deferred rent liabilities	86,248	67,642
Total other liabilities	107,056	67,642

Total liabilities	24,032,202	21,317,927

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 11,374,815 and 8,995,428 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,137	899
Additional paid-in capital	18,046,403	10,592,392
Statutory reserves	2,261,667	2,137,815
Retained earnings	14,617,430	13,817,668
Accumulated other comprehensive income	1,697,516	701,217
Total shareholders' equity	36,624,153	27,249,991

Total liabilities and shareholders' equity	$60,656,355	$48,567,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
REVENUES
Equipment and systems	$7,081,783	$4,088,553
Trading and others	416,100	3,900,524
TOTAL REVENUES	7,497,883	7,989,077

COST OF REVENUES
Equipment and systems	6,443,685	1,311,409
Trading and others	296,750	2,437,837
TOTAL COST OF REVENUES	6,740,435	3,749,246

GROSS PROFIT	757,448	4,239,831

OPERATING EXPENSES (INCOME)
Selling, general and administrative	928,050	299,906
Recovery of doubtful accounts	(1,401,413)	-
TOTAL OPERATING EXPENSES (INCOME)	(473,363)	299,906

INCOME FROM OPERATIONS	1,230,811	3,939,925

OTHER INCOME (EXPENSE)
Interest income	167	214
Interest expense	(46,972)	(40,504)
Other income (expense), net	45,533	(327)
Total other expense, net	(1,272)	(40,617)

INCOME BEFORE INCOME TAXES	1,229,539	3,899,308

PROVISION FOR INCOME TAXES	305,925	618,141

NET INCOME	923,614	3,281,167

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	996,299	119,345

COMPREHENSIVE INCOME	$1,919,913	$3,400,512

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	10,423,060	8,497,060

EARNINGS PER SHARE
Basic and diluted	$0.09	$0.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$923,614	$3,281,167
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	51,133	17,673
Amortization of intangible assets	68,724	63,436
Recovery of doubtful accounts	(1,401,413)	-
Deferred tax provision	210,462	-
Change in operating assets and liabilities
Accounts receivable	(1,204,110)	(4,032,934)
Other receivables	(1,022)	-
Inventories	4,633,318	(916,128)
Prepayments	(4,374,001)	(5,162,936)
Deferred revenue	541,231	-
Accounts payable	(49,133)	(22,171)
Other payables and accrued liabilities	237,896	82,156
Customer deposits	(1,171,839)	5,577,602
Taxes payable	1,749,802	1,176,162
Net cash provided by operating activities	214,662	64,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of TJComex International Group Corp.	-	23,451
Cash received from JM Global Holding Company through reverse capitalization	7,987,474	-
Net cash provided by investing activities	7,987,474	23,451

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party loan	20,554	-
Proceeds from other payable - related parties, net	74,218	5,361
Net cash provided by financing activities	94,772	5,361

EFFECT OF EXCHANGE RATE ON CASH	4,768	3,744

INCREASE IN CASH	8,301,676	96,583

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	461,883	501,352

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,763,559	$597,935

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$47,183	$-
Cash paid for interest	$43,350	$40,504

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of ordinary shares for the acquisition of TJComex International Group Corp.	$-	$5,500,000
Reverse capitalization with JM Global Holding Company	$7,454,249	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

TMSR Holding Company Limited (the “Company” or “TMSR”), formerly known as JM Global Holding Company (“JM Global”), was a blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Business Combination”).

On February 6, 2018, China Sunlong Environmental Technology Inc. (“China Sunlong”) consummated the business combination (the “Business Combination”) with JM Global pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) dated as of August 28, 2017 by and among (i) JM Global; (ii) Zhong Hui Holding Limited; (iii) China Sunlong; (iv) each of the shareholders of China Sunlong named on Annex I of the Share Exchange Agreement (the “Sellers”); and (v) Chuanliu Ni, a Chinese citizen who is the Chief Executive Officer and director of China Sunlong, in the capacity as the representative for the Sellers. Pursuant to the Share Exchange Agreement, JM Global acquired from the Sellers all of the issued and outstanding equity interests of China Sunlong in exchange for 8,995,428 newly-issued shares of common stock of JM Global to the Sellers. 899,544 of these newly-issued shares are held in escrow for 18 months from the closing date of the Business Combination as a security for China Sunlong and the Sellers' indemnification obligations under the Share Exchange Agreement. This transaction is accounted for as a “reverse merger” and recapitalization at the date of the consummation of the transaction since the shareholders of China Sunlong owns the majority of the outstanding shares of JM Global immediately following the completion of the transaction and JM Global’s operations was the operations of China Sunlong following the transaction. Accordingly, China Sunlong was deemed to be the accounting acquirer in the transaction and the transaction was treated as a recapitalization of China Sunlong.

China Sunlong is a holding company incorporated on August 31, 2015, under the laws of the Cayman Islands. China Sunlong has no substantive operations other than holding all of the outstanding share capital of Shengrong Environmental Protection Holding Company Limited (“Shengrong BVI”). Shengrong BVI is a holding company incorporated on June 30, 2015, under the laws of the British Virgin Islands. Shengrong BVI has no substantive operations other than holding all of the outstanding share capital of Hong Kong Shengrong Environmental Technology Limited (“Shengrong HK”). Shengrong HK is also a holding company holding all of the outstanding equity of Shengrong Environmental Protection Technology (Wuhan) Co., Ltd. (“Shengrong WFOE”).

The Company focuses on the industrial solid waste recycling and comprehensive utilization. The Company’s main products are high efficiency permanent magnetic separators and comprehensive utilization systems for industrial solid wastes. The Company’s headquarter is located in Hubei Province, in the People’s Republic of China (the “PRC” or “China”). All of the Company’s business activities are carried out by the wholly owned operating Chinese company, Hubei Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Hubei Shengrong”).

On March 31, 2017, China Sunlong completed its acquisition of 100% of the equity in TJComex International Group Corporation (“TJComex BVI”). At the closing of such acquisition, the selling shareholders of TJComex BVI received 5,935 shares (”Payment Shares”) of China Sunlong Common Stock valued at $926.71 per share for 100% of their equity in TJComex BVI. TJComex BVI owns 100% of the issued and outstanding capital stock of TJComex Hong Kong Company Limited (“TJComex HK”), a Hong Kong limited liability company, which owns 100% equity interest of Tianjin Corro Technological Consulting Co., Ltd. (“TJComex WFOE”), a wholly foreign owned enterprise incorporated under the laws of the PRC. Pursuant to certain contractual arrangements, TJComex WFOE controls Tianjin Commodity Exchange Co., Ltd. (“TJComex Tianjin”), a limited liability company incorporated under the law of the PRC. TJComex Tianjin is engaged in general merchandise trading business and related consulting services, and its headquarter is located in the city of Tianjin, PRC.

On October 10, 2017, Hubei Shengrong established a fully owned subsidiary, Fujian Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Fujian Shengrong”), with registered capital of USD 1,518,120 (RMB 10,000,000), to be fully funded by October 10, 2019.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements reflect the activities of China Sunlong and each of the following entities:

Name	Background	Ownership
China Sunlong	● A Cayman Islands company	100% owned by the Company
Shengrong BVI	● A British Virgin Island company ● Incorporated on June 30, 2015	100% owned by China Sunlong
Shengrong HK	● A Hong Kong company ● Incorporated on September 25, 2015	100% owned by Shengrong BVI
Shengrong WFOE	● A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”) ● Incorporated on March 1, 2016 ● Registered capital of USD 12,946 (HKD100,000), fully funded	100% owned by Shengrong HK
Hubei Shengrong

●     A PRC limited liability company

●     Incorporated on January 14, 2009

●     Registered capital of USD 4,417,800 (RMB 30,000,000), fully funded

●     Production and sales of high efficiency permanent magnetic separator and comprehensive utilization system.

100% owned by Shengrong WFOE
Fujian Shengrong

●     A PRC limited liability company

●     Incorporated on October 10, 2017

●     Registered capital of USD 1,518,120 (RMB 10,000,000), to be fully funded by October 10, 2019

●     Production and sales of high efficiency permanent magnetic separator and comprehensive utilization system.

●     No operations as of December 31, 2017.

100% owned by Hubei Shengrong
TJComex BVI	● A British Virgin Island company ● Incorporated on March 8, 2016	100% owned by China Sunlong
TJComex HK	● A Hong Kong company ● Incorporated on March 19, 2014	100% owned by TJComex BVI
TJComex WFOE	● A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”) ● Incorporated on March 10, 2004 ● Registered capital of USD 200,000	100% owned by TJComex HK
TJComex Tianjin	● A PRC limited liability company ● Incorporated on November 19, 2007 ● Registered capital of USD 7,809,165 (RMB 55,000,000) ● General merchandise trading business and related consulting services	100% owned by TJComex WFOE

Recent development

Disposal of TJ Comex International Group Corporation

On April 2, 2018, the Company disposed of its subsidiary, TJComex BVI in consideration of (i) its minimum contribution to the Company’s results of operation and (ii) the unsatisfactory synergy between the TJComex BVI business and the rest of the Company’s business. The Company’s decision to dispose of TJComex BVI is to (i) improve the Company’s overall financial condition and results of operations, (ii) reduce the complexity of the Company’s business, (iii) focus the Company’s resources on the solid waste recycling business as well as developing environmental control business opportunities; and (iv) make it possible for the Company to pursue acquisition opportunities for more compatible businesses. TJComex BVI was disposed to Chuanliu Ni, a Chinese citizen who is the director of China Sunlong.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of April 2, 2018, the net assets of TJComex BVI were $16,598 and will be recorded as a loss from disposal of subsidiary in the unaudited condensed consolidated financial statements for the period ending June 30, 2018. As TJComex operating revenue was less than 1% of the Company’s revenue and the disposal did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations for TJComex were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

Acquisition of Wuhan HOST Coating Materials Co., Ltd.

On April 11, 2018, the Company, Shengrong WFOE and Hubei Shengrong, both of which are the Company’s indirectly owned subsidiaries (collectively “Purchasers”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, and Hubei Zhonggong Materials Group Co., Ltd. (collectively “Sellers” ) and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a company incorporated in China engaging in the research, development, production and sale of coating materials. Pursuant to the Purchase Agreement, the Purchasers acquired all of the outstanding equity interests of Wuhan Host (the “Acquisition”). In exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million (“Total Consideration”), of which $ 5.2 million or RMB equivalent shall be paid in cash (“Cash Consideration”) and $6.0 million shall be paid in shares of common stock (“Common Stock”), par value $0.0001, of TMSR (“Share Consideration”). The Parties agree the Share Consideration shall be an aggregate of 646,552 shares of common stock of which is based on the closing price of US$9.28 on March 27, 2018. The Share Consideration shall be issued in three equal installments, which shall be subject to lock-up of 12, 24 and 36 months, respectively. The Purchase Agreement contains representations, warranties and covenants customary for acquisitions of this type. The Acquisition closed on May 1, 2018.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company's financial position, its results of operations and its cash flows, as applicable, have been made. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2017 annual report on Form 10-K filed on April 2, 2018 and the Company’s current report on Form 8-K filed on March 21, 2018.

Principles of consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of TMSR and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the useful lives of intangible assets, revenues, deferred revenues and plant and equipment, impairment of long-lived assets, collectability of receivables, inventory valuation allowance, and realization of deferred tax assets. Actual results could differ from these estimates.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation and transaction

The reporting currency of the Company is the U.S. dollar. The Company in China conducts its businesses in the local currency, Renminbi (RMB), as its functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. The statement of income accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income amounted to $1,697,516 and $701,217 as of March 31, 2018 and December 31, 2017, respectively. The balance sheet amounts, with the exception of shareholders’ equity at March 31, 2018 and December 31, 2017 were translated at 6.28 RMB and 6.51 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the three months ended March 31, 2018 and 2017 were 6.36 RMB and 6.89 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accounts receivable

Accounts receivable include trade accounts due from customers. An allowance for doubtful accounts may be established and recorded based on management’s assessment of potential losses based on the credit history and relationships with the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

After the Company evaluated all the above considerations, the Company established a policy to provide a provision of 20% for accounts receivable outstanding more than 3 months but less than 6 months, 40% for accounts receivable outstanding more than 6 months but less than 9 months, 60% for accounts receivable outstanding more than 9 months but less than 1 year, and 100% for accounts receivable outstanding more than 1 year. As of March 31, 2018 and December 31, 2017, $5,496,334 and $6,674,834 were recorded for allowance for doubtful accounts, respectively.

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the first-in-first-out method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory when the carrying value exceeds net realizable value.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepayments

Prepayments are funds deposited or advanced to outside vendors for future inventory or services purchases. As a standard practice in China, many of the Company’s vendors require a certain amount to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis. This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require any outstanding prepayments to be returned to the Company when the contract ends.

In October of 2017, Hubei Shengrong signed a long-term cooperation agreement with a vendor as part of the plan to ensure a steady supply of inventory in 2018. In accordance with the cooperation agreement, Hubei Shengrong committed to purchase the majority of its raw materials from this vendor in 2018 and prepaid the vendor for the estimated total purchase amount in order to secure the supply source in advance.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method after consideration of the estimated useful lives of the assets and estimated residual value. The estimated useful lives and residual value are as follows:

	Useful Life	Estimated Residual Value
Building	Shorter of the remaining building certificate terms or estimated useful lives	5%
Office equipment and furnishing	5 years	5%
Production equipment	3-10 years	5%
Automobile	5 years	5%
Leasehold improvements	Shorter of the remaining lease terms or estimated useful lives	0%

The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the unaudited condensed consolidated statements of income and comprehensive income. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Intangible assets

Intangible assets represent patents. Research and development costs associated with internally developed patents are expensed when incurred. Internally developed patents are initially recorded at patent application cost. Patents acquired through capital injection at the date of the Company’s formation were recorded at fair value. The patents have finite useful lives and are amortized using a straight-line method that reflects the estimated pattern in which the economic benefits of the intangible asset are to be consumed. The original estimated useful lives for intangible assets are 10 and 20 years. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Impairment for long-lived assets

Long-lived assets, including plant, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2018 and December 31, 2017, no impairment of long-lived assets was recognized.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value measurement

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, notes receivable, accounts receivable, other receivables, prepayments, accounts payable, other payables and accrued liabilities, customer deposits, short term loans and taxes payable to approximate their fair values because of their short term nature.

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments included in current assets and current liabilities are reported in the unaudited condensed consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Customer deposits

Customer deposits represent amounts advanced by customers on product orders. Generally, the Company requires 3% to 10% advanced deposits from the customers upon the signing of the sales contracts. At various stages of the sales contract execution, the Company generally collects certain amounts of advanced deposits from the customers based on the approximate amount of cash flows needed at each stage. Customer deposits are reduced when the related sale is recognized in accordance with the Company’s revenue recognition policy.

Revenue recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018.  This did not result in an adjustment to retained earnings upon adoption of this new guidance as the Company’s revenue, other than warranty revenues, was recognized based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations. However, the impact of the Company’s warranty revenue was not material as of the date of adoption, and as a result, did not result in an adjustment.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.  The Company’s revenue streams are primarily recognized at a point in time except for the warranty revenues where the warranty periods are recognized over the warranty period, usually is a period of twelve months.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition except its warranty revenues.

An entity will also be required to determine if it controls the goods or services prior to the transfer to the customer in order to determine if it should account for the arrangement as a principal or agent. Principal arrangements, where the entity controls the goods or services provided, will result in the recognition of the gross amount of consideration expected in the exchange. Agent arrangements, where the entity simply arranges but does not control the goods or services being transferred to the customer, will result in the recognition of the net amount the entity is entitled to retain in the exchange.

Revenue from equipment and systems and revenue from trading and others are recognized at the date of goods delivered and title passed to customers, when a formal arrangement exists, the price is fixed or determinable, the Company has no other significant obligations and collectability is reasonably assured. In addition, training service revenues are recognized when the services are rendered and the Company has no other obligations, and collectability is reasonably assured. These revenues are recognized at a point in time.

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as retainage during the warranty period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty claims historically. Due to the infrequent and insignificant amount of warranty claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty are recognized over the warranty period over 12 months. For the three months ended March 31, 2018, less than 5% of our warranty revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying unaudited condensed statements of income and comprehensive income.

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Gross versus Net Revenue Reporting

Starting from July 2016, in the normal course of the Company’s trading of industrial waste materials business, the Company directly purchases the processed industrial waste materials from the Company’s suppliers under the Company’s specifications and drop ships the materials directly to the Company’s customers. The Company would inspect the materials at its customers’ site, during which inspection it temporarily assumes legal title to the materials, and after which inspection legal title is transferred to its customers. In these situations, the Company generally collects the sales proceed directly from the Company’s customers and pay for the inventory purchases to the Company’s suppliers separately. The determination of whether revenues should be reported on a gross or net basis is based on the Company’s assessment of whether it is the principal or an agent in the transaction. In determining whether the Company is the principal or an agent, the Company follows the new accounting guidance for principal-agent considerations. Since the Company is the primary obligor and is responsible for (i) fulfilling the processed industrial waste materials delivery, (ii) controlling the inventory by temporarily assume legal title to the materials after inspecting the products from our vendors before passing the materials to our customers, and (iii) bearing the back-end risk of inventory loss with respect to any product return from the Company’s customers, the Company has concluded that it is the principal in these arrangements, and therefore report revenues and cost of revenues on a gross basis.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes is accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the three months ended March 31, 2018 and 2017. As of March 31, 2018, the Company’s PRC tax returns filed for 2015, 2016 and 2017 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares.

Recently issued accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this ASU did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-lined financial instruments (or embedded features) with down round features. The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. Management plans to adopt this ASU during the year ending December 2019. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). This Accounting Standards Update adds SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force meeting. Management plans to adopt this ASU during the year ending December 2019. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In November 2017, the FASB issued ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). This Accounting Standards Update supersedes various SEC paragraphs and amends an SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 116 and SEC Release No.33-10403. Management plans to adopt this ASU during the year ending December 2019. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Note 3 – Business combination

On March 31, 2017, China Sunlong completed its acquisition of 100% equity interest in TJComex BVI through a share exchange to expand its business on trading certain solid wastes through TJComex BVI’s commodity exchange channels. At the closing of the share exchange on March 31, 2017, the Selling Shareholders received 5,935 shares (”Payment Shares”) of China Sunlong Common Stock valued at $926.71 per share for 100% of their equity interests in TJComex BVI, equating to 100% of all outstanding interests in TJComex BVI. Whereas, TJComex BVI owns 100% of the issued and outstanding capital stock of TJComex Hong Kong Company Limited (“TJComex HK”), a Hong Kong limited liability company, Tianjin Corro Technological Consulting Co., Ltd. (“TJComex WFOE”), a wholly foreign owned enterprise incorporated under the laws of the PRC and Tianjin Commodity Exchange Co., Ltd. (the “TJComex Tianjin”), a limited liability company incorporated under the law of the PRC. The $926.71 per share price of China Sunlong Common Stock was based on a valuation of approximately $92.7 million of China Sunlong’s enterprise value determined by an independent third-party appraiser using discounted cash flows projection model. The projected cash flows are based upon, but not limited to, assumptions such as 1) projected selling units and growth in the industry, 2) projected unit selling price, 3) projected unit cost of manufactured, 4) selling and general and administrative expenses to be in line with the growth in the industry, and 5) projected bank borrowings rate or interest rate index.

The Company’s acquisition of TJComex BVI was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of TJComex BVI based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Except for cash, the Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by FASB with the following valuation methodologies with level 3 inputs: Other current assets, plant and equipment and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of TJComex BVI based on a valuation performed by an independent valuation firm engaged by the Company:

Total consideration at fair value	$5,500,000

Fair Value
Cash	$23,451
Other current assets	794,938
Plant and equipment	1,866,894
Other noncurrent assets	609,126
Goodwill	3,819,354
Total asset	7,113,763
Total liabilities	(1,613,763)
Net asset acquired	$5,500,000

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Approximately $3.8 million of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of the Company and TJComex BVI. None of the goodwill is expected to be deductible for income tax purposes. As of December 31, 2017, we performed an impairment testing on the goodwill and recorded an impairment loss of approximately $3.8 million on goodwill.

For the three months ended March 31, 2017, the impact of the acquisition of TJComex BVI to the unaudited condensed consolidated statements of income and comprehensive income was not material.

On April 2, 2018, the Company disposed of its subsidiary, TJComex BVI, in consideration of (i) its minimum contribution to the Company’s  results of operation and (ii) the unsatisfactory synergy between the TJComex BVI business and the rest of the Company’s business. The Company’s decision to dispose TJComex BVI is to (i) improve the Company’s overall financial condition and results of operations, (ii) reduce the complexity of the Company’s business, (iii) focus the Company’s resources on the solid waste recycling business as well as developing environmental control business opportunities; and (iv) make it possible for the Company to pursue acquisition opportunities for more compatible business. TJComex BVI was disposed to Chuanliu Ni, a Chinese citizen who is the Chief Executive Officer and director of China Sunlong.

As of April 2, 2018, the net assets of TJComex BVI were $16,598 and will be recorded as a loss from disposal of subsidiary in the unaudited condensed consolidated financial statements for the period ending June 30, 2018. As TJComex operating revenue was less than 1% of the Company’s revenue and the disposal did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations for TJComex were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

Note 4 – Accounts receivable

Accounts receivable consist of the following:

	March 31, 2018	December 31, 2017

Accounts receivable	$23,168,923	$21,187,472
Less: Allowance for doubtful accounts	(5,496,334)	(6,674,834)
Total accounts receivable, net	$17,672,589	$14,512,638

Movement of allowance for doubtful accounts is as follows:

	March 31, 2018	December 31, 2017

Beginning balance	$6,674,834	$-
Addition	1,666	6,428,261
Recovery	(1,403,079)	-
Exchange rate effect	222,913	246,573
Ending balance	$5,496,334	$6,674,834

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Inventories

Inventories consist of the following:

	March 31, 2018	December 31, 2017

Work in progress	$4,849,114	$9,203,623
Finished goods	35,954	39,865
Total inventories	$4,885,068	$9,243,488

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2018	December 31, 2017

Building	$1,614,224	$1,545,861
Production equipment	202,778	195,735
Office equipment and furniture	162,947	157,286
Automobile	40,712	39,298
Leasehold improvement	1,870,498	1,805,521
Subtotal	3,891,159	3,743,701
Less: accumulated depreciation and amortization	(1,663,649)	(1,555,566)
Total	$2,227,510	$2,188,135

Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 amounted to $51,133 and 17,673, respectively.

Note 7 – Intangible assets, net

Intangible assets consist of the following:

	March 31, 2018	December 31, 2017

Patents	$3,356,741	$3,240,137
Less: accumulated amortization	(2,179,980)	(2,037,097)
Net intangible assets	$1,176,761	$1,203,040

Amortization expense for the three months ended March 31, 2018 and 2017 amounted to $68,724 and $63,436, respectively.

The estimated amortization is as follows:

Twelve months ending March 31,	Estimated amortization expense

2019	$278,291
2020	89,846
2021	89,846
2022	89,846
2023	89,846
Thereafter	539,086
Total	$1,176,761

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Related party balances and transactions

Related party balances

a.	Other payables – related parties:

Name of related party	Relationship	March 31, 2018	December 31, 2017

Jiazhen Li	CEO, Co-Chairman	$390,544	$304,833
Chuanliu Ni	Co-Chairman	1,215,268	848,493
Xiaoyan Shen	CFO	1,459	1,408
Zhong Hui Holding Limited	Shareholder of the Company	140,500	-
		$1,747,771	$1,154,734

The above represents interest free loans and advances by the executive officers and shareholders to the Company. These loans and advances are unsecured and due on demand.

Note 9 – Debt

Short term loan

Short term loan due to bank is as follows:

Short term loans	Maturities	Weighted average interest rate	Collateral/Guarantee	March 31, 2018	December 31, 2017
				(Unaudited)

Loan from Wuhan Rural Commercial Bank	July 25, 2018	7.35%	Guaranteed by Hubei Changyang Hongrong Environmental Protection Science and Technology Co. Ltd., a related party and pledged with its patent as a collateral	2,388,278	2,305,316
Total				$2,388,278	$2,305,316

Third party loan

In April 2017, the Company obtained an unsecured loan from an unrelated third party in the amount of $144,501 (RMB 1,000,000) due on April 27, 2018 with an annual interest rate of 10%. The due date for this loan has been extended to October 27, 2018.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In January 2018, the Company obtained an unsecured loan from an unrelated third party in the amount of $20,808 (RMB 130,686) due on December 31, 2019 without interest rate. This loan was part of the net assets of TJComex BVI that was disposed of on April 2, 2018 (see Note 1).

Interest expense for the three months ended March 31, 2018 and 2017 amounted to $46,972 and $40,504, respectively.

Note 10 – Taxes

Income tax

United States

TMSR is organized in the state of Delaware in the United States. TMSR had no taxable income for United States income tax purposes for the three months ended March 31, 2018. TMSR’s U.S. net operating loss for the three months ended March 31, 2018 amounted to approximately $5,000. As of March 31, 2018, TMSR’s net operating loss carry forward for United States income taxes was approximately $1,000. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there are no impact of GILTI for the year ended December 31, 2018, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

Cayman Islands

China Sunlong is incorporated in the Cayman Islands and are not subject to tax on income or capital gains under current Cayman Islands law. In addition, upon payments of dividends by China Sunlong to its shareholders, no Cayman Islands withholding tax will be imposed.

British Virgin Islands

Shengrong BVI and TJComex BVI are incorporated in the British Virgin Islands and are not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

Shengrong HK and TJComex HK are incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, Shengrong HK and TJComex HK are exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PRC

Shengrong WFOE, Hubei Shengrong, TJComex WFOE and TJComex Tianjin are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Significant components of the provision for income taxes are as follows:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017

Current	$95,463	$618,141
Deferred	210,462	-
Total provision for income taxes	$305,925	$618,141

Under the Income Tax Laws of the PRC, companies are subject to income tax at a rate of 25%. However, Hubei Shengrong obtained the “high-tech enterprise” tax status in 2014, which reduced its statutory income tax rate to 15% from 2014 to 2016. Hubei Shengrong renewed its “high-tech enterprise” status in December 2016, which continued to reduce its statutory income rate to 15% from 2017 to 2019. Tax savings resulted from the reduced statutory income tax rate amounted to $63,642 and $412,094 for the three months ended March 31, 2018 and 2017, respectively.

Deferred tax assets

According to Chinese tax regulations, net operating losses can be carried forward to offset taxable income for the next five years. During the three months ended March 31, 2018, the Company’s PRC entity, TJComex Tianjin, incurred net operating losses of approximately $0.1 million and recognized approximately $29,000 deferred tax assets in relation to the net operating loss carryforwards. Based on the Company’s assessment, the Company believes it is more likely than not that it will not have sufficient income in TJComex Tianjin in the foreseeable future to utilize the benefits of the net operating losses and provided a 100% valuation allowance on its deferred tax assets as of March 31, 2018. Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	March 31, 2018	December 31, 2017

Net operating losses carried forward – U.S.	$1,128	$-
Net operating losses carried forward – PRC	28,517	418,549
Bad debt allowance	803,078	980,840
Valuation allowance	(29,645)	(418,549)
Deferred tax assets, net	$803,078	$980,840

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 6% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished products and services.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Taxes payable consisted of the following:

	March 31, 2018	December 31, 2017

VAT taxes payable	$9,658,143	$7,838,111
Income taxes payable	7,092,350	6,798,803
Other taxes payable	1,142,320	924,489
Total	$17,892,813	$15,561,403

Note 11 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of March 31, 2018 and December 31, 2017, $8,754,631 and $457,126 and were deposited with various financial institutions located in the PRC and the U.S., respectively. As of March 31, 2018 and December 31, 2017, $5,542 and $3,186 were deposited with one financial institution located in Hong Kong, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended March 31, 2018, two customers accounted for 63.6% and 26.2% of the Company’s revenues, respectively. For the three months ended March 31, 2017, four customers accounted for 30.0%, 24.5%, 23.0% and 22.5% of the Company’s revenues, respectively.

As of March 31, 2018, two customers, who are related to each other under common management and ownership, accounted for 29.7% and 28.0% of the Company’s accounts receivable. Additionally, one other customer accounted for 28.8% of the Company’s accounts receivable. As of December 31, 2017, two customers, who are related to each other under common management and ownership, accounted for 45.6% and 43.9% of the Company’s accounts receivable.

For the three months ended March 31, 2018, three suppliers accounted for 54.5%, 21.8% and 14.5% of the Company's total purchases. For the three months ended March 31, 2017, three suppliers accounted for 45.6%, 27.1% and 27.1% of the Company’s total purchases, respectively.

As of March 31, 2018, three suppliers accounted for 37.9%, 35.3% and 26.7% of the Company's total prepayments; and three suppliers accounted for 37.2%, 35.4% and 23.5% of the Company’s total accounts payable. As of December 31, 2017, three suppliers accounted for 41.2%, 35.9% and 22.8% of the Company’s prepayments; and two suppliers accounted for 40.0% and 29.1% of the Company’s total accounts payable.

Note 12 – Equity

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by Shengrong WFOE and TJComex WFOE only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the accompanying unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Shengrong WFOE and TJComex WFOE.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shengrong WFOE, Hubei Shengrong, TJComex WFOE and TJComex Tianjin are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Shengrong WFOE and TJComex WFOE may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. Hubei Shengrong and TJComex Tianjin may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by State Administration of Foreign Exchange.

As of March 31, 2018 and December 31, 2017, Shengrong WFOE (throught Hubei Shengrong) and TJComex WFOE (through TJComex Tianjin) attributed $2,261,667 and $2,137,815 of retained earnings for their statutory reserves, respectively.

As a result of the foregoing restrictions, Shengrong WFOE and TJComex WFOE are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Shengrong WFOE and TJComex WFOE from transferring funds to China Sunlong in the form of dividends, loans and advances. As of March 31, 2018 and December 31, 2017, amounts restricted are the net assets of Shengrong WFOE and TJComex WFOE, which amounted to $29,500,355 and $27,800,814, respectively.

Warrants and options

On July 29, 2015, the Company sold 5,000,000 units at a purchase price of $10.00 per unit (“Public Units”) in its initial public offering. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant. Each warrant will entitle the holder to purchase one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will become exercisable on 30 days after the consummation of its initial Business Combination with China Sunlong on February 6, 2018. The warrants will expire February 5, 2023. The warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days prior written notice after the warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

The sponsor of the Company purchased, simultaneously with the closing of the Public Offering on July 29, 2015, 250,000 units at $10.00 per unit in a private placement for an aggregate price of $2,500,000. Each unit purchased is substantially identical to the units sold in the Public Offering.

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

In July 2016, the board of directors of the Company appointed two new directors. In August 2016, the sponsor of the Company granted an option to each of the two new directors to acquire 6,000 shares of common stock at a price of $9.79 per share vested immediately and exercisable commencing six months after closing of the initial Business Combination and expiring five years from the closing of the initial Business Combination.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aforementioned warrants and options are deemed to be effective on February 6, 2018, the date of the consummation of its initial business combination with China Sunlong, as the Company was deemed to be the accounting acquiree in the transaction and the transaction was treated as a recapitalization of China Sunlong.

The summary of warrant activity is as follows:

	Warrants Outstanding	Exercisable Shares	Weighted Average Exercise Price	Average Remaining Contractual Life
December 31, 2017	-	-	$-	-
Granted/Acquired	5,250,000	2,625,000	$11.50	4.92
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
March 31, 2018	5,250,000	2,625,000	$11.50	4.92

The summary of option activity is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life
December 31, 2017	-	$-	-
Granted/Acquired	412,000	$9.99	4.92
Forfeited	-	$-	-
Exercised	-	$-	-
March 31, 2018	412,000	$9.99	4.92

Note 13 – Commitments and contingencies

Contingencies

The Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity.

Lease commitments

The Company has entered into non-cancellable operating lease agreements for two offices, one factory space and one dormitory space for its employees. The two office leases are expiring in August 2018 and December 2021 with a monthly rental rate of approximately $2,900 and $5,400, respectively. The factory lease is expiring in December 2018 with a monthly rental rate of approximately $6,400. The dormitory lease expired in July 2017, and was extended to July 2018, with a monthly rental rate of approximately $400. The office lease payments for the lease expiring in December 2021 will be paid over three years beginning 2018.

The Company’s commitments for minimum lease payment under these operating leases as of March 31, 2018 are as follow:

Years ending March 31,	Minimum lease payment
2019	$174,667
2020	111,179
2021	111,179
Total minimum payments required	$397,025

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for the three months ended March 31, 2018 and 2017 were $46,818 and $42,670, respectively.

Note 14 – Subsequent events

On April 20, 2018, the Company entered into a series of Securities Purchase Agreement with various unrelated third party purchasers, pursuant to which the Company sold to these purchasers in a private placement 22,780 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $5.00 per share for an aggregate offering price of $113,900. The sale was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

By letter dated May 2, 2018 (the “Decision”), the Company was notified by The Nasdaq Stock Market LLC (“Nasdaq”) that the Nasdaq Hearings Panel (the “Panel) had determined to delist the Company’s warrants from Nasdaq due to the Company’s continued non-compliance with the minimum 400 round lot shareholder requirement for the initial listing of the warrants. On May 4, 2018 the trading of the warrants on Nasdaq was suspended and the warrants started trading on “over-the-counter” on the OTC Markets system.

Notwithstanding the Panel’s decision to delist the Company’s warrants, the Decision also indicated that the Panel had granted the Company’s request for the continued listing of its common shares on The Nasdaq Capital Market, pursuant to an extension through June 30, 2018 to hold a combined annual meeting for 2016 and 2017 and evidence compliance with the minimum 300 round lot shareholder requirement applicable to the common stock.

ITEM 2.

TMSR HOLDING COMPANY LIMITED MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this proxy statement. The following discussion contains forward-looking statements that reflect the Company’s future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Please read “Risk Factors” and “Forward-Looking Statements.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

TMSR Holding Company Limited (the “Company” or “TMSR”), formerly known as JM Global Holding Company (“JM Global”), was a blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Business Combination”).

On February 6, 2018, China Sunlong Environmental Technology Inc. (“China Sunlong”) consummated the business combination (the “Business Combination”) with JM Global pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) dated as of August 28, 2017 by and among by and among (i) JM Global; (ii) Zhong Hui Holding Limited; (iii) China Sunlong; (iv) each of the shareholders of China Sunlong named on Annex I of the Share Exchange Agreement (the “Sellers”); and (v) Chuanliu Ni, a Chinese citizen who is the Chief Executive Officer and director of China Sunlong, in the capacity as the representative for the Sellers. Pursuant to the Share Exchange Agreement, JM Global acquired from the Sellers all of the issued and outstanding equity interests of China Sunlong in exchange for 8,995,428 newly-issued shares of common stock of JM Global to the Sellers. 899,544 of these newly-issued shares are held in escrow for 18 months from the closing date of the Business Combination as a security for China Sunlong and the Sellers' indemnification obligations under the Share Exchange Agreement. This transaction is accounted for as a “reverse merger” and recapitalization at the date of the consummation of the transaction since the shareholders of China Sunlong owns the majority of the outstanding shares of JM Global immediately following the completion of the transaction and JM Global’s operations was the operations of China Sunlong following the transaction. Accordingly, China Sunlong was deemed to be the accounting acquirer in the transaction and the transaction was treated as a recapitalization of China Sunlong.

China Sunlong Environmental Technology Inc. (“China Sunlong”) is a holding company incorporated on August 31, 2015, under the laws of the Cayman Islands. China Sunlong has no substantive operations other than holding all of the outstanding share capital of Shengrong Environmental Protection Holding Company Limited (“Shengrong BVI”). Shengrong BVI, a business company incorporated in the British Virgin Islands with limited liability on June 30, 2015, is a holding company for Hong Kong Shengrong Environmental Technology Limited, a Hong Kong registered company (“Shengrong HK”) incorporated on September 25, 2015, which in turn owns 100% of the issued and outstanding equity interests in Shengrong Environmental Protection Technology (Wuhan) Co., Ltd., a Wholly Foreign-Owned Enterprise registered in Hubei, China (“Shengrong WFOE”), which in turn, since March 2016, has owned 100% of the issued and outstanding equity interests in Hubei Shengrong Environmental Protection Energy-Saving Science and Technology Co. Ltd., a registered company in Hubei, China (“Hubei Shengrong”). We refer to Shengrong BVI and its consolidated subsidiaries collectively as “China Sunlong” or the “Company”.

Hubei Shengrong was formed in 2009. Since inception, the company has been focused on the research, development, production and sale of an array of solid waste recycling systems for the mining and industrial sectors in the PRC. Hubei Shengrong provides end users in these markets with a clean alternative to traditional waste disposal by significantly reducing of solid waste discharge into the environment and enables such users to extract value from valuable metals and other industrial waste materials.

On March 31, 2017, China Sunlong completed its acquisition of 100% equity interest in TJComex International Group Corporation (“TJComex BVI”). At the closing of the share exchange on March 31, 2017, the Selling Shareholders received 5,935 shares (”Payment Shares”) of China Sunlong Common Stock valued at $926.71 per share for 100% of their equity interests in TJComex BVI, equating to 100% of all outstanding interests in TJComex BVI. TJComex BVI owns 100% of the issued and outstanding capital stock of TJComex Hong Kong Company Limited (“TJComex HK”), a Hong Kong limited liability company, which owns 1005 equity interest of Tianjin Corro Technological Consulting Co., Ltd. (“TJComex WFOE”), a wholly foreign owned enterprise incorporated under the laws of the PRC. Pursuatn to certain contractual arrangements, TJComex WFOE controls Tianjin Commodity Exchange Co., Ltd. (“TJComex Tianjin”), a limited liability company incorporated under the law of the PRC.

On October 10, 2017, Hubei Shengrong established a fully owned subsidiary, Fujian Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Fujian Shengrong”), with registered capital of USD 1,518,120 (RMB 10,000,000), to be fully funded by October 10, 2019.

On April 2, 2018, the Company disposed of its subsidiary, TJComex International Group Corporation (“TJComex BVI”), a British Virgin Islands corporation, in consideration of (i) its minimum contribution to the Company’s results of operation and (ii) the unsatisfactory synergy between the TJComex BVI business and the rest of the Company’s business. The Company’s decision to dispose TJComex BVI is to (i) improve the Company’s overall financial condition and results of operations, (ii) reduce the complexity of the Company’s business, (iii) focus the Company’s resources on the solid waste recycling business as well as developing environmental control business opportunities; and (iv) make it possible for the Company to pursue acquisition opportunities for more compatible business. TJComex BVI was disposed to Chuanliu Ni, a Chinese citizen who is the director of China Sunlong. As of April 2, 2018, the net assets of TJComex BVI were $16,598 and will be recorded as a loss from disposal of subsidiary and will be recorded in the June 30, 2018 unaudited condensed consolidated financial statements. As TJComex operating revenue was less than 1% of the Company’s revenue and the disposal did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations for TJComex were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

On April 11, 2018, the Company, Shengrong WFOE and Hubei Shengrong, both of which are the Company’s indirectly owned subsidiaries (collectively “Purchasers”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, and Hubei Zhonggong Materials Group Co., Ltd. (collectively “Sellers” ) and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a company incorporated in China engaging in the research and development, production and sale of coating materials. Pursuant to the Purchase Agreement, the Purchasers acquired all of the outstanding equity interests of Wuhan Host (the “Acquisition”). In exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million (“Total Consideration”), of which $ 5.2 million or RMB equivalent shall be paid in cash (“Cash Consideration”) and $6.0 million shall be paid in such number shares of common stock (“Common Stock”), par value $0.0001, of TMSR (“Share Consideration”). The Parties agree the Share Consideration shall be an aggregate of 646,552 shares of common stock which is based on the closing price of US$9.28 on March 27, 2018. The Share Consideration shall be issued in three equal installments, which shall be subject to lock-up of 12, 24 and 36 months, respectively. The Purchase Agreement contains representations, warranties and covenants customary for an acquisition of this type. The acquisition closed on May 1, 2018

Key Factors that Affect Operating Results

Management has observed the trends and uncertainties of government efforts to control the industrial solid wastes discharge, which we believe may have a direct impact on our operations in the near future.

Although the PRC economy has grown in recent year, the pace of growth has slowed, and even that rate of growth may not continue. According to the National Bureau of Statistics in China (“NBS”), the annual rate of growth in the PRC declined from 7.7% in 2013 to 7.4% in 2014, 6.9% in 2015 and 6.7% in 2016 and increased back to 6.9% in 2017. The expected growth rate in 2018 will be 6.5%. A further slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for the combined company’s direct lending service and may have a materially adverse effect on its business.

Our operating subsidiaries are incorporated, and our operations and assets are primarily located, in China. Accordingly, our results of operations, financial condition and prospects are affected by China’s economic and regulation conditions in the following factors: (a) an economic downturn in China or any regional market in China; (b) economic policies and initiatives undertaken by the Chinese government; (c) changes in the Chinese or regional business or regulatory environment affecting our customers; and (e) Changes in the Chinese government policy on industrial solid waste. Unfavorable changes could affect demand for services that we provide and could materially and adversely affect the results of operations. Although the Company has generally benefited from China’s economic growth and the policies to encourage the improvement of reducing of solid waste discharge, the Company is also affected by the complexity, uncertainties and changes in the Chinese economic conditions and regulations governing the mining industry.

Our operations are largely affected by the testing result of installed solid waste recycling systems and equipment. If an installed solid waste recycling system or equipment cannot meet the acceptance standards stated on the sales contract, the standards usually include the outlook of the systems and equipment, the recycled rate of low magnetic catalysts and the physical and chemical index of low magnetic catalysts, we need to adjust the systems and equipment until their performance meets the acceptance standards. Then the products can be considered delivered and title passed to customers, and we can recognize sales.

Our operations are also affected by our estimate of the collectability of accounts receivables and by our annual impairment test on goodwill, of which details are explained in below.

Results of Operations

Three Months Ended March 31, 2018 vs. March 31, 2017

				Percentage
	2018	2017	Change	Change
Revenues – Equipment and systems	$7,081,783	$4,088,553	$2,993,230	73.2%
Revenues – Trading and others	416,100	3,900,524	(3,484,424)	(89.3%)
Total revenues	7,497,883	7,989,077	(491,194)	(6.1%)
Cost of Revenues – Equipment and systems	6,443,685	1,311,409	5,132,276	391.4%
Cost of Revenues – Trading and others	296,750	2,437,837	(2,141,087)	(87.8%)
Total cost of revenues	6,740,435	3,749,246	2,991,189	79.8%
Gross profit	757,448	4,239,831	(3,482,383)	(82.1%)
Operating expenses (income)	(473,363)	299,906	(773,269)	(257.8%)
Income from operations	1,230,811	3,939,925	(2,709,114)	(68.8%)
Other expense, net	(1,272)	(40,617)	39,345	(96.9%)
Provision for income taxes	305,925	618,141	(312,216)	(50.5%)
Net income	$923,614	$3,281,167	$(2,357,553)	(71.9%)

Revenues

The Company’s revenue consists of solid waste recycling systems and equipment revenues and trading revenues. Total revenues decreased by approximately $0.5 million, or approximately 6.1%, to approximately $7.5 million for the three months ended March 31, 2018, compared to approximately $8.0 million for the three months ended March 31, 2017. The overall decrease in total revenue was attributable to the increased sales of solid waste recycling systems and equipment and was offset by the decreased sales of trading industrial waste materials.

Revenues of solid waste recycling systems and equipment increased by approximately $3.0 million, or approximately 73.2%, to approximately $7.1 million for the three months ended March 31, 2018, compared to approximately $4.1 million for the three months ended March 31, 2017. The increase in revenues was primarily attributable to the increase of solid waste recycling infrastructure system orders, which generally has a higher average selling price. As a result, we have allocated our resources to the solid waste recycling system orders during the three months ended March 31, 2018. Our revenues from solid waste recycling systems and equipment on numbers of units sold and built and its average selling price are summarized as follows:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	Change	Change (%)

Solid waste recycling equipment sold	2	7	(5)	(71.4%)
Average selling price	$495,595	$584,079	$(88,484)	(15.1%)
Solid waste recycling system infrastructure sold	2	-	2	100.0%
Average selling price	$3,045,297	$-	$3,045,297	100.0%

During the three months ended March 31, 2018, we sold 2 units of solid waste recycling equipment with an average selling price of $495,595 per unit as compared to 7 units sold with an average selling price of $584,079 during the three months ended March 31, 2017. The decrease in units sold of 5 units or 71.4% during the three months ended March 31, 2018 as compared to the same period in 2017 were mainly due to our allocations of our resource to the solid waste recycling system infrastructure. We did not have any solid waste recycling infrastructure systems accepted by customers for the three months ended March 31, 2017. The decrease in average unit price of $88,484 or 15.1% during the three months ended March 31, 2018 as compared to the same period in 2017 was due to the fact that our petroleum catalyst separation equipment, that we sold in the first quarter of 2018, had a lower selling price than other solid waste recycling equipment that we sold in the first quarter of 2017, such as Copper tailings separation equipment and Titanium dioxide separation equipment, which lowered the average selling price. The decrease was also partly offset by the appreciation of Chinse Reminbi (“RMB”) against U.S. Dollar of 8.3%.

During the three months ended March 31, 2018, we completed the sales of 2 units of solid waste recycling infrastructure systems with an average selling price of $3,045,297 per unit. We did not recognize any solid waste recycling infrastructure systems revenue for the three months ended March 31, 2017 because we allocated our resources to the manufacture solid waste recycling system infrastructure for the first quarter of 2018 as compared to the first quarter of 2017 where we allocated our resources to manufacture solid waste recycling equipment.

Revenues of trading of industrial waste materials and other general merchandises decreased by approximately $3.5 million or 89.3%, to approximately $0.4 million for the three months ended March 31, 2018, compared to approximately $4.0 million for the three months ended March 31, 2017. The decrease in revenues was attributable to the decreased amount of industrial waste material traded during the three months ended March 31, 2018 as compared to the same period in 2017. Our revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide	$-	$1,950,262	$(1,950,262)	(100.0%)
Petroleum FCC Catalyst	-	1,950,262	(1,950,262)	(100.0%)
Ilmenite Tailings	178,050	-	178,050	100.0%
Copper Smelting Tailings	237,400	-	237,400	100.0%
Others revenues	650	-	650	100.0%
Total	$416,100	$3,900,524	$(3,484,424)	(89.3%)

Our total sold quantity of each kind of industrial waste materials and their average selling price are summarized as follows:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	-	1,780	(1,780)	(100.0%)
Average selling price	$-	$1,096	$(1,096)	(100.0%)
Petroleum FCC Catalyst (quantity in tons)	-	1,780	(1,780)	(100.0%)
Average selling price	$-	$1,096	$(1,096)	(100.0%)
Ilmenite Tailings (quantity in tons)	200	-	200	100.0%
Average selling price	$890	$-	$890	100.0%
Copper Smelting Tailings (quantity in tons)	200	-	200	100.0%
Average selling price	$1,187	$-	$1,187	100.0%

Starting from July 2016, we commenced our industrial waste materials trading business, pursuant to which we directly order the processed industrial waste materials from our suppliers of industrial waste materials, then under our specifications per contract, drop ship the processed industrial waste materials directly to our customers. We inspect the materials at our industrial waste materials customers’ site, during which inspection we temporarily assume legal title to the materials, and after which inspection legal title is transferred to the customers. In these situations, we generally collect the sales proceed directly from our customers and pay for the inventory purchases to our suppliers separately.

We started our trading of industrial waste materials business mainly due to the opportunity that existed in the marketplace, as the end users of our solid waste recycling equipment, also referred to as our equipment end users, while in the process of using our solid waste recycling equipment to clean and extract waste from mines and job sites, may also extract and separate certain valuable metals from other industrial waste materials. We recognize that there is a market for these metals and waste materials and as a result, we connect our equipment end users who sell the byproduct of materials they produce to our industrial waste materials suppliers who have the capability of processing such solid waste materials into powder and directly ship such products to our industrial waste materials customers. This type of trading business is related to our solid waste recycling systems and equipment business because the end users of our solid waste recycling equipment only use our equipment to extract the valuable metals and chemicals for their needs. These end users do not need the residual materials generated as a byproduct of extraction and considered to be industrial waste materials. As a result, we believe our industrial waste material trading business is sustainable as long as our solid waste recycling system and equipment business is sustainable. We strongly believe our solid waste recycling system and equipment business is sustainable because of upcoming favorable energy conservation and emission reduction target-setting policies mandated by the PRC government. Notwithstanding the foregoing, this is a new line of our business that is still in the development stage.

Approximately two to three weeks prior to shipment, our suppliers of industrial waste materials will physically process the industrial waste materials at the locations of the equipment end users. These end users are located in different provinces of China, such as Hubei, Sichuan, Jiangsu and Zhejiang. After our industrial waste material suppliers have processed the industrial waste materials per our specifications, they will drop ship the materials by truck, which takes approximately 1 to 5 days, directly to our industrial waste materials customers in the city of Wuhan, Hubei province, for our inspection before being inspected and accepted by our customers.

During the three months ended March 31, 2018, the decrease of revenues from trading industrial waste materials was due to the fact that we only generated revenues from trading an aggregate of 400 tons of Ilmenite Tailings and Copper Smelting Tailings. During the same period in 2017, we generated revenues from trading an aggregate of 3,560 tons of Acid Hydrolysis Titanium Dioxide and Petroleum FCC Catalyst. Our trading of industrial waste materials are dependent on the progress of our recycling equipment end users and when they are able to sell those industrial waste materials to our suppliers to process the waste. During the three months ended March 31, 2018, we had less resources to trade the aforementioned industrial waste materials as compared to the same period in 2017 because we did not sell any of our solid recycling equipment during the fourth quarter of 2017 while we sold some solid recycling equipment during the fourth quarter of 2016 for more industrial waste materials to sell in the first quarter of 2017.

We do not believe that we have any competitors to compete with us in the trading of industrial waste materials as their equipment are not as sophisticated as our equipment to extract value from valuable metals and other industrial waste materials. As a result, we do not believe that other potential competitors will have the source of obtaining the industrial waste materials to compete in this business.

During the three months ended March 31, 2018, two customers accounted for 49.9% and 49.9% of our trading and others revenues as compared to 51.7% and 48.3% during the same period in 2017. These two customers are in the construction, decorative and paint materials industry, who attended the “Titanium Dioxide Acid Waste Separation and Recovery Technology” seminar that we hosted in March 2016. These two customers are unrelated third parties to us but they are related to each other. They are able to manufacture from these processed industrial waste materials and turned them into variety of materials used for decoration, such as plastic wood, interior wall decorative panels and stone plastic limitation wood flooring. The decoration materials made from these processed industrial waste materials are much cheaper than using other environmental friendly raw materials, and generally have better qualities. We evaluate prices of similar raw materials for construction and then set a price with these two customers. We believe our customers might be able to obtain government support and grant for using these industrial waste materials products.

In addition, environment risk does not appears to be applied to us since we are assisting the end users of our solid waste recycling equipment to reduce their solid waste discharge and we did not create any environment effect or risk.

Cost of Revenues

The Company’s cost of revenues consists of cost of solid waste recycling systems and equipment revenues and cost of trading revenues. Total cost of revenues increased by approximately $3.0 million, or approximately 79.8% to approximately $6.7 million for the three months ended March 31, 2018, compared to approximately $3.7 million for the same period in 2017. Our total cost of revenues increased which was in line with the increase of solid waste systems revenues because solid waste recycling infrastructure systems generally have a higher cost and selling price than solid waste recycling equipment.

Cost of revenues of solid waste recycling systems and equipment increased by approximately $5.1 million, or approximately 391.4% to approximately $6.4 million for the three months ended March 31, 2018, compared to approximately $1.3 million for the same period in 2017. The increase in cost of revenues of solid waste recycling systems and equipment was primarily associated with the increase of sales volume of solid waste recycling systems as they have a much higher cost than solid waste recycling equipment because manufacturing those systems requires more materials in quantities and with more expensive materials, as well as the increase of unit purchase cost of steel and longer labor hours with the increase of overhead manufacturing cost.

Cost of revenues of trading of industrial waste materials and others decreased by approximately $2.1 million or 87.8%, to approximately $0.3 million for the three months ended March 31, 2018, compared to $2.4 million for the same period in 2017. The decrease is in line with the decrease in revenues of trading of industrial waste materials and other general merchandises. Our cost of revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	Change	Change (%)
Industrial waste materials trading
Acid Hydrolysis Titanium Dioxide	$-	$1,218,918	$(1,218,918)	(100.0%)
Petroleum FCC Catalyst	-	1,218,919	(1,218,918)	(100.0%)
Ilmenite Tailings	118,700	-	118,700	100.0%
Copper Smelting Tailings	178,050	-	178,050	100.0%
Total	$296,750	$2,437,837	$(2,141,087)	(87.8%)

Our total sold quantity of each kind of industrial waste materials and their average purchasing price are summarized as follows:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	-	1,780	(1,780)	(100.0%)
Average unit cost	$-	$685	$(685)	(100.0%)
Petroleum FCC Catalyst (quantity in tons)	-	1,780	(1,780)	(100.0%)
Average unit cost	$-	$685	$(685)	(100.0%)
Ilmenite Tailings (quantity in tons)	200	-	200	100.0%
Average unit cost	$594	$-	$594	100.0%
Copper Smelting Tailings (quantity in tons)	200	-	200	100.0%
Average unit cost	$890	$-	$890	100.0%

Gross Profit

The Company’s gross profit decreased by approximately $3.5 million, or 82.1%, to approximately $0.8 million during the three months ended March 31, 2018, from approximately $4.2 million for the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, the Company’s gross margin was approximately 10.1% and 53.1%, respectively. The decrease in gross margin was primarily due to the increase of sales volume of solid waste recycling systems as they have a much higher cost than solid waste recycling equipment, which in turn, decreased our gross margin percentage from 67.9% for the three months ended March 31, 2017 to 9.0% for the three months ended March 31, 2018. The decrease in gross margin was also due the lower profit margin industrial waste materials of Ilmenite Tailing and Copper Smelting Tailings being sold during the three months March 31, 2018 as compared to the higher profit margin industrial waste materials of Acid Hydrolysis Titanium and Petroleum FCC Catalyst being sold during the three months ended March 31, 2017. As a result, the gross margin percentage for our trading operations and others decreased from 37.5% for the three months ended March 31, 2017 to 28.7% for the three months ended March 31, 2018.

Operating Expenses (Income)

The Company’s operating expenses (income) include selling, general and administrative (“SG&A”) expenses and recovery of doubtful accounts. SG&A expenses increased by approximately $0.6 million, by approximately 209.4%, from approximately $0.3 million for the three months ended March 31, 2017 to $0.9 million for the three months ended March 31, 2018. The increase in selling, general and administrative expenses was primarily due to the increase of depreciation expense of approximately $33,000, the increase of consulting services of approximately $57,000, the increase of audit, legal and other professional fees in relation to the business combination between JM Global and China Sunlong in February 2018 totaled to approximately $0.5 million the three months ended March 31, 2018 as compared to the same period in 2017.

We recovered doubtful accounts of approximately $1.4 million during the three months ended March 31, 2018. At the beginning of 2017, we were trying to expand our trading of industrial waste materials business and gaining market shares by granting a 30 days credit term of the revenue to our customers. We did not collect our accounts receivable per credit term as expected. As a result, we had to assess the potential losses and provide provision of allowances on the accounts receivable for the year ended December 31, 2017. However, for the three months ended March 31, 2018, we were able to collect some of the accounts receivable that were previously reserved, so we recovered those doubtful accounts charges.

Income from Operations

As a result of the foregoing, income from operations for the three months ended March 31, 2018 was approximately $1.2 million, a decrease of approximately $2.7 million, or approximately 68.8%, from approximately $4.0 million for the three months ended March 31, 2017. As a percentage of total revenues, income from operations decreased to approximately 16.4% during the three months ended March 31, 2018 from approximately 49.3% during the same period in 2017. The decrease was mostly drove down by the increase of revenues from the lower profit margin products, solid waste recycling systems and the decrease of revenues from the higher profit margin products, solid waste recycling equipment as discussed above.

Other Income (Expense)

The Company’s other income (expense) consists of interest income, interest expense and other income (expense), net. The Company’s other expense was approximately $1,000 during the three months ended March 31, 2018, an decrease of approximately $39,000, or approximately 96.9%, as compared to other expenses of approximately $41,000 during the same period in 2017. The decrease of approximately $39,000 of other expense was mainly attributable to currency exchange gains recognized for the three months ended March 31, 2018.

Provision for Income Taxes

The Company’s provision for income tax was approximately $0.3 million during the three months ended March 31, 2018, compared to approximately $0.6 million for the same period in 2017. Under the Income Tax Laws of the PRC, companies are generally subject to income tax at a rate of 25%. However, the Company obtained the “high-tech enterprise” tax status in 2014, which reduced its statutory income tax rate to 15%. The Company renewed its “high-tech enterprise” status in December 2016, which continued to reduce its statutory income rate to 15% from 2017 to 2019. The decrease in provision for income taxes is in line with the decrease in income before income taxes. However, we have incurred approximately $0.5 million of non-deductible income tax item, it drove up the effective tax rate from 15.9% for the three months ended March 31, 2017 to 24.9% for the three months ended March 31, 2018.

Net Income

As a result of the foregoing, net income decreased by approximately $2.4 million, or 71.9%, to approximately $0.9 million for the three months ended March 31, 2018, from approximately $3.3 million for the same period in 2017.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our unaudited condensed consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our unaudited condensed consolidated financial statements.

Accounts receivable

Accounts receivable include trade accounts due from customers. An allowance for doubtful accounts may be established and recorded based on management’s assessment of potential losses based on the credit history and relationships with the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

After the Company evaluated all the above considerations, the Company established a policy to provide a provision of 20% for accounts receivable outstanding more than 3 months but less than 6 months, 40% for accounts receivable outstanding more than 6 months but less than 9 months, 60% for accounts receivable outstanding more than 9 months but less than 1 year, and 100% for accounts receivable outstanding more than 1 year, net of subsequent collections.

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the first-in-first-out method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory when the carrying value exceeds net realizable value.

Prepayments

Prepayments are monies deposited or advanced to outside vendors for future inventory purchases. As a standard practice in China, many of the Company’s vendors require a certain amount to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis. This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require any outstanding prepayments to be returned to the Company when the contract ends.

Fair value measurement

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by us. The Company considers the carrying amount of cash, notes receivable, accounts receivable, other receivables, prepayments, accounts payable, other payables and accrued liabilities, customer deposits, short term loans and taxes payable to approximate their fair values because of their short term nature.

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Revenue recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018.  This did not result in an adjustment to retained earnings upon adoption of this new guidance as the Company’s revenue, other than warranty revenues, was recognized based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations. However, the impact of the Company’s warranty revenue was not material as of the date of adoption, and as a result, did not result in an adjustment.

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.  The Company’s revenue streams are primarily recognized at a point in time except for the warranty revenues where the warranty periods are recognized over the warranty period, usually is a period of twelve months.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition except its warranty revenues.

An entity will also be required to determine if it controls the goods or services prior to the transfer to the customer in order to determine if it should account for the arrangement as a principal or agent. Principal arrangements, where the entity controls the goods or services provided, will result in the recognition of the gross amount of consideration expected in the exchange. Agent arrangements, where the entity simply arranges but does not control the goods or services being transferred to the customer, will result in the recognition of the net amount the entity is entitled to retain in the exchange.

Revenue from equipment and systems and revenue from trading and others are recognized at the date of goods delivered and title passed to customers, when a formal arrangement exists, the price is fixed or determinable, the Company has no other significant obligations and collectability is reasonably assured. In addition, training service revenues are recognized when the services are rendered and the Company has no other obligations, and collectability is reasonably assured. These revenues are recognized at a point in time.

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as retainage during the warranty period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty claims historically. Due to the infrequent and insignificant amount of warranty claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty are recognized over the warranty period over 12 months. For the three months ended March 31, 2018, less than 5% of our warranty revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying unaudited condensed statements of income and comprehensive income.

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Gross versus Net Revenue Reporting

Starting from July 2016, in the normal course of the Company’s trading of industrial waste materials business, the Company directly purchases the processed industrial waste materials from the Company’s suppliers under the Company’s specifications and drop ships the materials directly to the Company’s customers. The Company would inspect the materials at its customers’ site, during which inspection it temporarily assumes legal title to the materials, and after which inspection legal title is transferred to its customers. In these situations, the Company generally collects the sales proceed directly from the Company’s customers and pay for the inventory purchases to the Company’s suppliers separately. The determination of whether revenues should be reported on a gross or net basis is based on the Company’s assessment of whether it is the principal or an agent in the transaction. In determining whether the Company is the principal or an agent, the Company follows the new accounting guidance for principal-agent considerations. Since the Company is the primary obligor and is responsible for (i) fulfilling the processed industrial waste materials delivery, (ii) controlling the inventory by temporarily assume legal title to the materials after inspecting the products from our vendors before passing the materials to our customers, and (iii) bearing the back-end risk of inventory loss with respect to any product return from the Company’s customers, the Company has concluded that it is the principal in these arrangements, and therefore report revenues and cost of revenues on a gross basis.

Recently Issue Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal year beginning after December 15, 2016, including interim periods within those fiscal year. For all other entities, the amendments in this ASU are effective for fiscal year beginning after December 15, 2018, and interim periods within fiscal year beginning after December 15, 2019. The adoption of this ASU did not have a material effect on our unaudited condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this ASU did not have a material effect on our unaudited condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-lined financial instruments (or embedded features) with down round features. The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. Management plans to adopt this ASU during the year ending December 2019. We do not believe the adoption of this ASU would have a material effect on our unaudited condensed consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). This Accounting Standards Update adds SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force meeting. Management plans to adopt this ASU during the year ending December 2019. We do not believe the adoption of this ASU would have a material effect on our unaudited condensed consolidated financial statements.

In November 2017, the FASB issued ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). This Accounting Standards Update supersedes various SEC paragraphs and amends an SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 116 and SEC Release No.33-10403. Management plans to adopt this ASU during the year ending December 2019. We do not believe the adoption of this ASU would have a material effect on our unaudited condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We do not believe the adoption of this ASU would have a material effect on our unaudited condensed consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses.

We believe that current levels of cash and cash flows from operations will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, it may need additional cash resources in the future if it experiences changed business conditions or other developments, and may also need additional cash resources in the future if it wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash and cash equivalents on hand, the Company may seek to issue debt or equity securities or obtain additional credit facility.

Prepayments

As of March 31, 2018, we prepaid approximately $25.0 million to our vendors for inventory purchases, of which approximately $7.0 million were prepaid primarily related to our solid waste recycling systems and equipment operations and approximately $18.3 million were prepaid primarily related to our trading of industrial waste materials operations. We are required to make such prepayments for our systems and equipment operations because the orders that we placed had unique specifications with such a high volume, we must make such prepayments in order for us to secure our purchases to meet our production timely. We are required to make such prepayments for our trading operations because the orders that we placed had unique processing specifications, our suppliers will not process the industrial waste materials without getting any prepayments from us. In addition, our vendors can provide us with better pricing on these purchases by making such prepayments. We expect that we should be able to utilize all of our prepayments as of March 31, 2018 during the year ended December 31, 2018. No loss allowance were required as none of these vendors have ever failed to meet the contractual obligation on our purchase orders. None of these vendors are related to our Company or any of our managements.

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018	2017

Net cash provided by operating activities	$214,662	$64,027
Net cash provided by investing activities	7,987,474	23,451
Net cash provided by financing activities	94,772	5,361
Effect of exchange rate change on cash	4,768	3,744
Net increase in cash and cash equivalents	$8,301,676	$96,583

As of March 31, 2018 and December 31, 2017, cash in the amount of $8,763,559 and $461,883, respectively. As of March 31, 2018, approximately $8.0 million was held by the Company in the U.S, approximately $0.8 million and approximately $6,000 were held by the Company’s subsidiaries in the PRC and Hong Kong, respectively. As of December 31, 2017, approximately $459,000 and approximately $3,000 were held by the Company’s subsidiaries in the PRC and Hong Kong, respectively.

Operating activities

Net cash provided by operating activities was approximately $0.2 million for the three months ended March 31, 2018, as compared to approximately $64,000 net cash provided by operating activities for the three months ended March 31, 2017.  Net cash provided by operating activities for the three months ended March 31, 2018 was mainly due to approximately $0.9 million of net income from our operations, recovery of doubtful accounts of approximately $1.4 million, the decrease of approximately $4.6 million of inventories as we have shipped some solid waste recycling equipment and system to our customers during the three months ended March 31, 2018, the increase of approximately $1.8 million of taxes payable as we have incurred more taxes payable from our operations, offset by the increase of approximately $1.2 million of accounts receivable as we are behind on receivable collections, the increase of approximately $4.4 million of prepayments as the reason as discussed above, the increase of approximately $0.5 million of deferred revenue and the decrease of approximately $1.2 million of customer deposits after realized more sales during the three months ended March 31, 2018 of applying such customer deposits. Net cash provided by operating activities for the three months ended March 31, 2017 was mainly due to approximately $3.3 million of net income from our operations, the increase of approximately $5.6 million of customer deposits, the increase of approximately $1.2 million of taxes payable offset by the increase of approximately $4.0 million of accounts receivable as we granted credit to certain of our customers, the increase of approximately $0.9 million inventories and the increase of approximately $5.2 million of prepayments as we need to make advance payment to secure our future purchases.

Investing activities

Net cash provided by investing activities was approximately $8.0 million for the three months ended March 31, 2018, as compared to approximately $23,000 net cash provided by investing activities for the three months ended March 31, 2017. Net cash provided by investing activities for the three months ended March 31, 2018 was mainly due to cash amounted to approximately $8.0 million received from JM Global Holding Company through reverse capitalization. Net cash provided by investing activities for the three months ended March 31, 2017 was entirely due to cash that we acquired through TJ Comex International Group Corp on March 31, 2017.

Financing activities

Net cash provided by financing activities was approximately $95,000 for the three months ended March 31, 2018, as compared to approximately $5,000 net cash provided by financing activities for the three months ended March 31, 2017. Net cash provided by financing activities for the three months ended March 31, 2018 was mainly due to approximately $21,000 loan from a third party and approximately $74,000 loan from our related party. Net cash provided by financing activities for the three months ended March 31, 2017 was mainly due to approximately $5,000 loan from our related party.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Credit risk is one of the most significant risks for the Company’s business.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. Cash held at major financial institutions located in the PRC are not insured by the government. While we believe that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. Credit risk is controlled by the application of credit approvals, limits and monitoring procedures. The Company manages credit risk through in-house research and analysis of the Chinese economy and the underlying obligors and transaction structures. To minimize credit risk, the Company normally require prepayment from the customers prior to begin production or delivery products. The Company identifies credit risk collectively based on industry, geography and customer type. This information is monitored regularly by management.

In measuring the credit risk of our sales to our customers, the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the exposures to the customer and its likely future development.

Liquidity Risk

The Company is also exposed to liquidity risk which is risk that it is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions and the owners to obtain short-term funding to meet the liquidity shortage.

Inflation Risk

The Company is also exposed to inflation risk Inflationary factors, such as increases in raw material and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales revenue if the selling prices of our products do not increase with such increased costs.

Foreign Currency Risk

A majority of the Company’s operating activities and a significant portion of the Company’s assets and liabilities are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, on January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (FASB ASC Topic 606). There has been no other change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 02, 2018, except the following:

Our warrants were delisted from the Nasdaq and are now quoted in the OTC Markets, which have limited the liquidity and price of the warrants.

On May 4, 2018, our warrants were removed from listing on the Nasdaq and subsequently began trading in the OTC Markets. Although we remain a reporting company and will continue to file all periodical and current reports required by the Securities Exchange Act of 1934, as amended, the trading of the warrant on the OTC Markets may be very limited and many institutions are prohibited from transacting in securities on the OTC Markets. Volatility in the price of our warrants may be caused by factors outside of our control and may be unrelated or disproportionate to changes in our results of operations. We cannot assure you that an active public market for the warrants will develop.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Share Purchase Agreement by and among, TMSR Holding Company Limited, Shengrong Environmental Protection Technology (Wuhan) Co., Ltd., Hubei Shengrong Environmental Protection Energy-Saving Science and Technology Co. Ltd., Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, Hubei Zhonggong Materials Group Co., Ltd., and Wuhan Host Coating Materials Co., Ltd., dated April 11, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2018.)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMSR HOLDING COMPANY LIMITED

Date: May 15, 2018	By:	/s/ Jiazhen Li
	Name:	Jiazhen Li
	Title:	Co-Chairman of the Board
(Principal Executive Officer)

