Form 10-Q
period 2018-06-30
TMSR HOLDING Co Ltd
filed 2018-08-14
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37513

TMSR HOLDING COMPANY LIMITED

(Exact name of registrant as specified in its charter)

Nevada	47-3709051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

A101 Hanzheng Street City Industry Park, No.21 Jiefang Avenue, Qiaokou District Wuhan, Hubei, China	430000
(Address of principal executive offices)	(Zip Code)

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

As of August 10, 2018, there were 24,069,427 shares of the Company’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,104,107	$461,883
Notes receivable	155,530	-
Accounts receivable, net	15,125,313	14,512,638
Accounts receivable - related party, net	1,324,250	-
Other receivables	402,046	52,872
Inventories	2,363,210	9,243,488
Prepayments	31,603,768	19,863,548
Total current assets	55,078,224	44,134,429

PLANT AND EQUIPMENT, NET	6,401,865	2,188,135

OTHER ASSETS
Goodwill	7,214,566	-
Intangible assets, net	3,053,431	1,203,040
Other assets	12,080	61,474
Deferred tax assets	582,227	980,840
Total other assets	10,862,304	2,245,354

Total assets	$72,342,393	$48,567,918

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$2,265,006	$2,305,316
Third party loan	144,516	145,170
Deferred revenue	386,687	-
Accounts payable	262,066	221,685
Other payables and accrued liabilities	1,618,073	237,840
Other payables - related parties	5,809,925	1,154,734
Customer deposits	1,160,653	1,624,137
Taxes payable	17,961,972	15,561,403
Total current liabilities	29,608,898	21,250,285

OTHER LIABILITIES
Third party loan - noncurrent	151,000	-
Deferred rent liabilities	97,133	67,642
Total other liabilities	248,133	67,642

Total liabilities	29,857,031	21,317,927

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 24,069,427 and 17,990,856 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively*	2,407	1,799
Additional paid-in capital	24,178,468	10,591,492
Statutory reserves	2,262,185	2,137,815
Retained earnings	16,461,806	13,817,668
Accumulated other comprehensive income	(419,504)	701,217
Total shareholders’ equity	42,485,362	27,249,991

Total liabilities and shareholders’ equity	$72,342,393	$48,567,918

*	Giving retroactive effect to the 2 for 1 split effected on June 20, 2018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Equipment and systems	$7,804,856	$9,145,889	$14,886,639	$13,234,442
Trading and others	413,895	7,662,442	829,995	11,562,966
Coating materials	1,108,721	-	1,108,721	-
TOTAL REVENUES	9,327,472	16,808,331	16,825,355	24,797,408

COST OF REVENUES
Equipment and systems	6,618,791	2,901,030	13,062,476	4,212,439
Trading and others	295,640	4,974,181	592,390	7,412,018
Coating materials	669,067	-	669,067
TOTAL COST OF REVENUES	7,583,498	7,875,211	14,323,933	11,624,457

GROSS PROFIT	1,743,974	8,933,120	2,501,422	13,172,951

OPERATING EXPENSES (INCOME)
Selling, general and administrative	902,869	286,779	1,830,919	586,685
Recovery of doubtful accounts	(1,452,118)	-	(2,853,531)	-
TOTAL OPERATING EXPENSES (INCOME)	(549,249)	286,779	(1,022,612)	586,685

INCOME FROM OPERATIONS	2,293,223	8,646,341	3,524,034	12,586,266

OTHER INCOME (EXPENSE)
Interest income	752	226	919	440
Interest expense	(47,762)	(44,332)	(94,734)	(84,836)
Other income (expense), net	(25,314)	(14,871)	20,219	(15,198)
Total other expense, net	(72,324)	(58,977)	(73,596)	(99,594)

INCOME BEFORE INCOME TAXES	2,220,899	8,587,364	3,450,438	12,486,672

PROVISION FOR INCOME TAXES	376,005	1,373,275	681,930	1,991,416

NET INCOME	1,844,894	7,214,089	2,768,508	10,495,256

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(2,117,020)	462,374	(1,120,721)	581,719

COMPREHENSIVE INCOME (LOSS)	$(272,126)	$7,676,463	$1,647,787	$11,076,975

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	23,634,847	17,990,856	22,248,187	17,495,241

EARNINGS PER SHARE
Basic and diluted*	$0.08	$0.40	$0.12	$0.60

*	Giving retroactive effect to the 2 for 1 split effected on June 20, 2018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,768,508	$10,495,256
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	140,523	67,475
Amortization of intangible assets	145,146	127,803
Recovery of doubtful accounts	(2,851,868)	-
Deferred tax provision	428,571	-
Loss on deconsolidation of subsidiaries	14,874	-
Change in operating assets and liabilities
Notes receivable	(158,553)	-
Accounts receivable	(2,245,400)	(12,820,350)
Accounts receivable - related party, net	3,100,658	-
Other receivables	5,072	(2,429)
Inventories	7,197,995	(2,135,799)
Prepayments	(12,500,695)	(4,880,126)
Deferred revenue	402,008	-
Accounts payable	(103,399)	9,874
Other payables and accrued liabilities	308,333	37,805
Customer deposits	(1,205,476)	4,881,840
Taxes payable	3,667,694	3,986,186
Net cash used in operating activities	(886,009)	(232,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash (disposed from deconsolidation) received from acquisition of TJComex International Group Corp.	(10,070)	23,451
Cash received from JM Global Holding Company through reverse capitalization	7,989,402	-
Cash payment for acquisition of Wuhan HOST Coating Materials Co. Ltd., net	(4,924,973)	-
Purchase of equipment	(328)	(845)
Net cash provided by investing activities	3,054,031	22,606

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	133,335	-
Proceeds from short-term loans - bank	-	1,454,610
Repayments of short-term loans - bank	-	(1,454,610)
Proceeds from third party loan	20,516	145,906
Proceeds from other payable - related parties, net	1,414,135	36,543
Net cash provided by financing activities	1,567,986	182,449

EFFECT OF EXCHANGE RATE ON CASH	(93,784)	19,037

INCREASE (DECREASE) IN CASH	3,642,224	(8,373)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	461,883	501,352

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,104,107	$492,979

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$78,492	$-
Cash paid for interest	$87,499	$82,404

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for the acquisition of TJComex International Group Corp.	$-	$5,500,000
Reverse capitalization with JM Global Holding Company	$7,454,249	$-
Issuance of common stock for the acquisition of Wuhan HOST Coating Materials Co. Ltd.	$6,000,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

TMSR Holding Company Limited (the “Company” or “TMSR”), formerly known as JM Global Holding Company (“JM Global”), was a blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Business Combination”). On June 20, 2018, TMSR completed a reincorporation and as a result, the Company changed its state of incorporation from Delaware to Nevada. The Articles of Incorporation and Bylaws of TMSR Nevada became the governing instruments of the Company, resulting in a 2-for-1 forward stock split of the Company’s common stock (the “Forward Split). The Reincorporation and Forward Split were approved by shareholders holding the majority of the outstanding shares of common stock of TMSR Delaware on June 1, 2018 at the Annual Meeting of Shareholders.

On February 6, 2018, China Sunlong Environmental Technology Inc. (“China Sunlong”) consummated the business combination (the “Business Combination”) with JM Global pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) dated as of August 28, 2017 by and among (i) JM Global; (ii) Zhong Hui Holding Limited; (iii) China Sunlong; (iv) each of the shareholders of China Sunlong named on Annex I of the Share Exchange Agreement (the “Sellers”); and (v) Chuanliu Ni, a Chinese citizen who is the Chief Executive Officer and director of China Sunlong, in the capacity as the representative for the Sellers. Pursuant to the Share Exchange Agreement, JM Global acquired from the Sellers all of the issued and outstanding equity interests of China Sunlong in exchange for 17,990,856 newly-issued shares of common stock of JM Global to the Sellers. 1,799,088 of these newly-issued shares are held in escrow for 18 months from the closing date of the Business Combination as a security for China Sunlong and the Sellers’ indemnification obligations under the Share Exchange Agreement. This transaction is accounted for as a “reverse merger” and recapitalization at the date of the consummation of the transaction since the shareholders of China Sunlong owns the majority of the outstanding shares of JM Global immediately following the completion of the transaction and JM Global’s operations was the operations of China Sunlong following the transaction. Accordingly, China Sunlong was deemed to be the accounting acquirer in the transaction and the transaction was treated as a recapitalization of China Sunlong.

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

The Company focuses on the industrial solid waste recycling and comprehensive utilization. The Company’s main products are high efficiency permanent magnetic separators and comprehensive utilization systems for industrial solid wastes. The Company’s headquarter is located in Hubei Province, in the People’s Republic of China (the “PRC” or “China”). All of the Company’s business activities are carried out by the wholly owned operating Chinese company, Hubei Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Hubei Shengrong”) prior to May 1, 2018.

On April 11, 2018, the Company, Shengrong WFOE and Hubei Shengrong, both of which are the Company’s indirectly owned subsidiaries (collectively “Purchasers”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, and Hubei Zhonggong Materials Group Co., Ltd. (collectively “Sellers” ) and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a company incorporated in China engaging in the research, development, production and sale of coating materials. Pursuant to the Purchase Agreement, the Purchasers acquired all of the outstanding equity interests of Wuhan Host (the “Acquisition”). In exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million (“Total Consideration”), of which $ 5.2 million or RMB equivalent shall be paid in cash (“Cash Consideration”) and $6.0 million shall be paid in shares of common stock (“Common Stock”), par value $0.0001, of TMSR (“Share Consideration”). The Parties agree the Share Consideration shall be an aggregate of 1,293,104 shares of common stock of which is based on the closing price of US$4.64 on March 27, 2018. The Share Consideration shall be issued in three equal installments, which shall be subject to lock-up of 12, 24 and 36 months, respectively. The Purchase Agreement contains representations, warranties and covenants customary for acquisitions of this type. The Acquisition closed on May 1, 2018. Starting on May 1, 2018, the Company’s business activities added the research, development, production and sale of coating materials.

 TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2017, China Sunlong completed its acquisition of 100% of the equity in TJComex International Group Corporation (“TJComex BVI”). At the closing of such acquisition, the selling shareholders of TJComex BVI received 5,935 shares (“Payment Shares”) of China Sunlong Common Stock valued at $926.71 per share for 100% of their equity in TJComex BVI. TJComex BVI owns 100% of the issued and outstanding capital stock of TJComex Hong Kong Company Limited (“TJComex HK”), a Hong Kong limited liability company, which owns 100% equity interest of Tianjin Corro Technological Consulting Co., Ltd. (“TJComex WFOE”), a wholly foreign owned enterprise incorporated under the laws of the PRC. Pursuant to certain contractual arrangements, TJComex WFOE controls Tianjin Commodity Exchange Co., Ltd. (“TJComex Tianjin”), a limited liability company incorporated under the law of the PRC. TJComex Tianjin is engaged in general merchandise trading business and related consulting services, and its headquarter is located in the city of Tianjin, PRC.

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

As of April 2, 2018, the net assets of TJComex BVI were $16,598 and is being recorded as a loss from disposal of subsidiary in the unaudited condensed consolidated financial statements for the period ending June 30, 2018. As TJComex operating revenue was less than 1% of the Company’s revenue and the disposal did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations for TJComex were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

On October 10, 2017, Hubei Shengrong established a wholly owned subsidiary, Fujian Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Fujian Shengrong”), with registered capital of RMB 10,000,000 (approximately USD 1,518,120). Fujian Shengrong has no operations prior to May 30, 2018. On May 30, 2018, Hubei Shengrong and two unrelated entities entered into certain Capital Transfer and Contribution Agreement pursuant to which these two entities shall contribute cash of approximately USD 5.0 million (RMB 32.0 million) into Fujian Shengrong and Hubei Shengrong shall contribute approximately USD 1.3 million (RMB 8.0 million) which is the consideration for certain technology consulting services to be provided by Hubei Shengrong to the two entities. Upon completion of the contribution, the total registered capital of Fujian Shengrong increased to RMB 40.0 million (approximately USD 6.3 million) and Hubai Shengrong owns 20% and the two entities collectively own 80% of the equity interest of Fujian Shengrong. The Company will account for the investment in Fujian Shengrong using the cost method. Since Hubei Shengrong did not provide any cash contribution to Fujian Shengrong or technology services to the two entities, the investment balance under the cost method investment on June 30, 2018 is $0.

 TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements reflect the activities of China Sunlong and each of the following entities:

Name	Background		Ownership
China Sunlong	●	A Cayman Islands company	100% owned by the Company
Shengrong BVI	●	A British Virgin Island company	100% owned by China Sunlong
	●	Incorporated on June 30, 2015
Shengrong HK	●	A Hong Kong company	100% owned by Shengrong BVI
	●	Incorporated on September 25, 2015
Shengrong WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Shengrong HK
	●	Incorporated on March 1, 2016
	●	Registered capital of USD 12,946 (HKD100,000), fully funded
Hubei Shengrong	●	A PRC limited liability company	100% owned by Shengrong WFOE
	●	Incorporated on January 14, 2009
	●	Registered capital of USD 4,417,800 (RMB 30,000,000), fully funded
	●	Production and sales of high efficiency permanent magnetic separator and comprehensive utilization system.
Wuhan HOST	●	A PRC limited liability company	16.7%owned by Shengrong WFOE
	●	Incorporated on October 27, 2010	and 83.3% owned by Hubei
	●	Registered capital of USD 750,075 (RMB 5,000,000), fully funded	Shengrong
	●	Research, development, production and sale of coating materials.
Shanghai Host Coating	●	A PRC limited liability company	80% owned by Wuhan HOST
Materials Co., Ltd.	●	Incorporated on December 11, 2014
(“Shanghai HOST”)	●	Registered capital of USD 3,184,371 (RMB 20,000,000), to be fully funded by November 2024
	●	No operations and no capital contribution has been made as of June 30, 2018
TJComex BVI*	●	A British Virgin Island company	100% owned by China Sunlong
	●	Incorporated on March 8, 2016
TJComex HK*	●	A Hong Kong company	100% owned by TJComex BVI
	●	Incorporated on March 19, 2014
TJComex WFOE*	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TJComex HK
	●	Incorporated on March 10, 2004
	●	Registered capital of USD 200,000
TJComex Tianjin*	●	A PRC limited liability company	100% owned by TJComex WFOE
	●	Incorporated on November 19, 2007
	●	Registered capital of USD 7,809,165 (RMB 55,000,000)
	●	General merchandise trading business and related consulting services

*	Disposed on April 2, 2018

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s financial position, its results of operations and its cash flows, as applicable, have been made. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2017 annual report on Form 10-K filed on April 2, 2018 and the Company’s current report on Form 8-K filed on March 21, 2018.

Principles of consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of TMSR and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.

Enterprise wide disclosure

The Company’s chief operating decision-makers (i.e. chief executive officer and her direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines (Equipment and systems revenues, trading and others revenues, and coating materials revenues) for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating within one reportable segment.

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

Translation adjustments included in accumulated other comprehensive income (loss) amounted to $(419,504) and $701,217 as of June 30, 2018 and December 31, 2017, respectively. The balance sheet amounts, with the exception of shareholders’ equity at June 30, 2018 and December 31, 2017 were translated at 6.62 RMB and 6.51 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the three months ended June 30, 2018 and 2017 were 6.38 RMB and 6.86 RMB, respectively, and for six months ended June 30, 2018 and 2017 were 6.37 RMB and 6.87 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

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

Accounts receivable, net and accounts receivable – related party, net

Accounts receivable and accounts receivable – related party include trade accounts due from customers. An allowance for doubtful accounts may be established and recorded based on management’s assessment of potential losses based on the credit history and relationships with the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

After the Company evaluated all the above considerations, the Company established a policy to provide a provision of 20% for accounts receivable outstanding more than 3 months but less than 6 months, 40% for accounts receivable outstanding more than 6 months but less than 9 months, 60% for accounts receivable outstanding more than 9 months but less than 1 year, and 100% for accounts receivable outstanding more than 1 year. As of June 30, 2018 and December 31, 2017, $3,888,442 and $6,674,834 were recorded for allowance for doubtful accounts, respectively.

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the first-in-first-out method in Hubei Shengrong and weighted average method in Wuhan HOST. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory when the carrying value exceeds net realizable value. As of June 30, 2018 and December 31, 2017, no obsolescence and cost in excess of net realizable value were recorded for allowance.

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

 TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method after consideration of the estimated useful lives of the assets and estimated residual value. The estimated useful lives and residual value are as follows:

	Useful Life	Estimated Residual Value
Building	5 – 20 years	5%
Office equipment and furnishing	5 years	5%
Production equipment	3-10 years	5%
Automobile	5 years	5%
Leasehold improvements	Shorter of the remaining lease terms or estimated useful lives	0%

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

Intangible assets

Intangible assets represent land use rights, patents, and software system, and they are stated at cost, less accumulated amortization. Research and development costs associated with internally developed patents are expensed when incurred. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets. All land in the PRC is owned by the government; however, the government grants “land use rights.” The Company has obtained the rights to use various parcels of land and the right to use SAP B1 Cloud system. The patents have finite useful lives and are amortized using a straight-line method that reflects the estimated pattern in which the economic benefits of the intangible asset are to be consumed. The Company amortizes the cost of the land use rights, patents, and software system over their useful life using the straight-line method. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  The estimated useful lives are as follows:

Useful Life
Land use rights	50 years
Patents	10 - 20 years
Software	5 years

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of income. Impairment losses on goodwill are not reversed.

Impairment for long-lived assets

Long-lived assets, including plant, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2018 and December 31, 2017, no impairment of long-lived assets was recognized.

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

Financial instruments included in current assets and current liabilities are reported in the unaudited condensed consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. Long-term third party loan in the unaudited condensed consolidated balance sheets at carrying value, which approximates fair value as the lender is a friend of the Company’s CEO and is willing to lend the money to the Company at a zero interest rate

Customer deposits

In Hubei Shengrong, customer deposits represent amounts advanced by customers on product orders. Generally, the Company requires 3% to 10% advanced deposits from the customers upon the signing of the sales contracts. At various stages of the sales contract execution, the Company generally collects certain amounts of advanced deposits from the customers based on the approximate amount of cash flows needed at each stage. Customer deposits are reduced when the related sale is recognized in accordance with the Company’s revenue recognition policy.

In Wuhan HOST, customer deposits represent amounts advanced by customers on product orders. Generally, the Company requires 95% to 100% advanced deposits from the customers upon signing of the sales contracts. A few customers with good credit history are not required to make any deposit. Customer deposits are reduced when the related sale is recognized in accordance with the Company’s revenue recognition policy.

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

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as retainage during the warranty period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty claims historically. Due to the infrequent and insignificant amount of warranty claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty are recognized over the warranty period over 12 months. For the three and six months ended June 30, 2018, less than 5% of our warranty revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying unaudited condensed statements of income and comprehensive income.

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

As of June 30, 2018, the Company has four outstanding contracts signed with approximately $7.1 million of revenue for equipment and systems to be completed within one year.

 TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues – Equipment and systems	$7,804,856	$9,145,889	$14,886,639	$13,234,442
Revenues – Trading and others	413,895	7,662,442	829,995	11,562,996
Revenues – Coating materials	1,108,721	-	1,108,721	-
Total revenues	$9,327,472	$16,808,331	$16,825,355	$24,797,408

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, the Company’s PRC tax returns filed for 2015, 2016 and 2017 remain subject to examination by any applicable tax authorities.

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

n September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). This Accounting Standards Update adds SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force meeting. Management plans to adopt this ASU during the year ending December 2019. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

 TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Amendments to the Accounting Standards Codification (“ASC”) 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. Management does not believe the adoption of these ASUs would have a material effect on the Company’s unaudited condensed consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Note 3 – Business combination

TJ Comex BVI

On March 31, 2017, China Sunlong completed its acquisition of 100% equity interest in TJComex BVI through a share exchange to expand its business on trading certain solid wastes through TJComex BVI’s commodity exchange channels. At the closing of the share exchange on June 30, 2017, the Selling Shareholders received 5,935 shares (“Payment Shares”) of China Sunlong Common Stock valued at $926.71 per share for 100% of their equity interests in TJComex BVI, equating to 100% of all outstanding interests in TJComex BVI. Whereas, TJComex BVI owns 100% of the issued and outstanding capital stock of TJComex Hong Kong Company Limited (“TJComex HK”), a Hong Kong limited liability company, Tianjin Corro Technological Consulting Co., Ltd. (“TJComex WFOE”), a wholly foreign owned enterprise incorporated under the laws of the PRC and Tianjin Commodity Exchange Co., Ltd. (the “TJComex Tianjin”), a limited liability company incorporated under the law of the PRC. The $926.71 per share price of China Sunlong Common Stock was based on a valuation of approximately $92.7 million of China Sunlong’s enterprise value determined by an independent third-party appraiser using discounted cash flows projection model. The projected cash flows are based upon, but not limited to, assumptions such as 1) projected selling units and growth in the industry, 2) projected unit selling price, 3) projected unit cost of manufactured, 4) selling and general and administrative expenses to be in line with the growth in the industry, and 5) projected bank borrowings rate or interest rate index.

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

For the three and six months ended June 30, 2017, the impact of the acquisition of TJComex BVI to the unaudited condensed consolidated statements of income and comprehensive income was not material.

On April 2, 2018, the Company disposed of its subsidiary, TJComex BVI, in consideration of (i) its minimum contribution to the Company’s  results of operation and (ii) the unsatisfactory synergy between the TJComex BVI business and the rest of the Company’s business. The Company’s decision to dispose TJComex BVI is to (i) improve the Company’s overall financial condition and results of operations, (ii) reduce the complexity of the Company’s business, (iii) focus the Company’s resources on the solid waste recycling business as well as developing environmental control business opportunities; and (iv) make it possible for the Company to pursue acquisition opportunities for more compatible business. TJComex BVI was disposed to Chuanliu Ni, a Chinese citizen who is the Chief Executive Officer and director of China Sunlong, for no consideration.

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

Wuhan HOST

On April 11, 2018, the Company, Shengrong WFOE and Hubei Shengrong, both of which are the Company’s indirectly owned subsidiaries (collectively “Purchasers”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, and Hubei Zhonggong Materials Group Co., Ltd. (collectively “Sellers” ) and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a company incorporated in China engaging in the research, development, production and sale of coating materials. Pursuant to the Purchase Agreement, the Purchasers acquired all of the outstanding equity interests of Wuhan Host (the “Acquisition”). In exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million (“Total Consideration”), of which $ 5.2 million or RMB equivalent shall be paid in cash (“Cash Consideration”) and $6.0 million shall be paid in shares of common stock (“Common Stock”), par value $0.0001, of TMSR (“Share Consideration”). The Parties agree the Share Consideration shall be an aggregate of 1,293,104 shares of common stock of which is based on the closing price of US$4.64 on March 27, 2018. The Share Consideration shall be issued in three equal installments, which shall be subject to lock-up of 12, 24 and 36 months, respectively. The Purchase Agreement contains representations, warranties and covenants customary for acquisitions of this type. The Acquisition closed on May 1, 2018.

 TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s acquisition of Wuhan HOST was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of Wuhan HOST based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, plant and equipment, and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Wuhan HOST based on a valuation performed by an independent valuation firm engaged by the Company:

Total consideration at fair value	$11,200,000

Fair Value
Cash	$276,626
Other current assets	6,763,767
Plant and equipment	6,499,268
Other noncurrent assets	2,139,987
Goodwill	7,544,008
Total asset	23,223,656
Total liabilities	(12,023,656)
Net asset acquired	$11,200,000

Approximately $7.5 million of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of the Company and Wuhan HOST. None of the goodwill is expected to be deductible for income tax purposes.

For the three and six months ended June 30, 2018 and 2017, the impact of the acquisition of Wuhan HOST to the unaudited condensed consolidated statements of income and comprehensive income was not material.

Note 4 – Accounts receivable and accounts receivable – related party

Accounts receivable consist of the following:

	June 30, 2018	December 31, 2017

Accounts receivable	$17,555,883	$21,187,472
Accounts receivable – related party	2,782,122	-
Less: Allowance for doubtful accounts	(3,888,442)	(6,674,834)
Total accounts receivable, net	$16,449,563	$14,512,638

 TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for doubtful accounts is as follows:

	June 30, 2018	December 31, 2017

Beginning balance	$6,674,834	$-
Beginning balance from Wuhan HOST	218,152	-
Addition	52,636	6,428,261
Recovery	(2,904,504)	-
Exchange rate effect	(152,676)	246,573
Ending balance	$3,888,442	$6,674,834

Note 5 – Inventories

Inventories consist of the following:

	June 30, 2018	December 31, 2017

Raw materials	$125,586	$-
Work in progress	2,237,624	9,203,623
Finished goods	-	39,865
Total inventories	$2,363,210	$9,243,488

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2018	December 31, 2017

Building	$5,843,553	$1,545,861
Production equipment	1,184,067	195,735
Office equipment and furniture	57,013	157,286
Automobile	-	39,298
Leasehold improvement	308,143	1,805,521
Subtotal	7,392,776	3,743,701
Less: accumulated depreciation and amortization	(990,911)	(1,555,566)
Total	$6,401,865	$2,188,135

Depreciation and amortization expense for the three months ended June 30, 2018 and 2017 amounted to $89,390 and $49,802, respectively, and for the six months ended June 30, 2018 and 2017 amounted to $140,523 and $67,475, respectively.

 TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Intangible assets, net

Intangible assets consist of the following:

	June 30, 2018	December 31, 2017

Land use rights	$1,538,386	$-
Patents	3,756,799	3,240,137
Software	10,619	-
Less: accumulated amortization	(2,252,373)	(2,037,097)
Net intangible assets	$3,053,431	$1,203,040

Amortization expense for the three months ended June 30, 2018 and 2017 amounted to $76,422 and $64,367, respectively, and for the six months ended June 30, 2018 and 2017 amounted to $145,146 and $127,803, respectively.

The estimated amortization is as follows:

Twelve months ending June 30,	Estimated amortization expense

2019	$316,674
2020	182,636
2021	181,552
2022	181,552
2023	179,265
Thereafter	2,011,752
Total	$3,053,431

Note 8 – Related party balances and transactions

Related party balances

a.	Accounts receivable – related party:

Name of related party	Relationship	June 30, 2018	December 31, 2017

Wuhan Modern Industry Technology Research Institution (“Wuhan Modern”)	Under common control of former CEO of Wuhan Host and current shareholder of Company	$1,324,250	$-

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

b.	Other payables – related parties:

Name of related party	Relationship	June 30, 2018	December 31, 2017

Jiazhen Li	CEO, Co-Chairman	$378,125	$304,833
Chuanliu Ni	Co-Chairman	325,907	848,493
Xiaoyan Shen	CFO	-	1,408
Zhong Hui Holding Limited	Shareholder of the Company	140,500	-
Fujian Shengrong	20% subsidiary*	1,205,762	-
Chunyong Zheng	Spouse of shareholder of the Company	2,641,978	-
Long Liao	Shareholder of the Company	75,500	-
Wuhan Modern	Under common control of shareholder of the Company	966,653	-
TJComex Tianjin	Former subsidiary and under common control of Chuanliu Ni, Co-Chairman of the Company	75,500	-
Total		$5,809,925	$1,154,734

The above other than payable to Fujian Shengrong represents interest free loans and advances. These loans and advances are unsecured and due on demand.

*Fujian	Shengrong lend capital contribution fund to Shengrong for re-investing into Fujian Shengrong as capital contribution.

Note 9 – Debt

Short term loan

Short term loan due to bank is as follows:

Short term loans	Maturities	Weighted average interest rate	Collateral/Guarantee	June 30, 2018	December 31, 2017
Loan from Wuhan Rural Commercial Bank	July 25, 2018 (renewed in July 2018)	7.35%	Guaranteed by Hubei Changyang Hongrong Environmental Protection Science and Technology Co. Ltd., a related party and pledged with its patent as a collateral	$2,265,006	$2,305,316

On July 26, 2018, the Company repaid the loan from Wuhan Rural Commercial Bank in the amount of $2,265,006 (RMB 150,000,000) and on the same date, the Company obtained a new loan in the same amount with 7.35% interest charge expiring July 25, 2019.

Third party loan

In April 2017, the Company obtained an unsecured loan from an unrelated third party in the amount of $144,516 (RMB 1,000,000) due on April 27, 2018 with an annual interest rate of 10%. The due date for this loan has been extended to October 27, 2018.

Interest expense for the three months ended June 30, 2018 and 2017 amounted to $47,762 and $44,332, respectively, and for the six months ended June 30, 2018 and 2017 amounted to $94,734 and $84,836, respectively.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Taxes

Income tax

United States

TMSR is organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018.. TMSR had no taxable income for United States income tax purposes for the three months ended June 30, 2018. TMSR’s U.S. net operating loss for the six months ended June 30, 2018 amounted to approximately $50,000. As of June 30, 2018, TMSR’s net operating loss carry forward for United States income taxes was approximately $10,000. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

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

PRC

Shengrong WFOE, Hubei Shengrong, Wuhan HOST are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Significant components of the provision for income taxes are as follows:

	For the three months ended June 30, 2018	For the three months ended June 30, 2017

Current	$157,896	$1,373,275
Deferred	218,109	-
Total provision for income taxes	$376,005	$1,373,275

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended June 30, 2018	For the six months ended June 30, 2017

Current	$253,359	$1,991,416
Deferred	428,571	-
Total provision for income taxes	$681,930	$1,991,416

Under the Income Tax Laws of the PRC, companies are subject to income tax at a rate of 25%. However, Hubei Shengrong obtained the “high-tech enterprise” tax status in 2014, which reduced its statutory income tax rate to 15% from 2014 to 2016. Hubei Shengrong renewed its “high-tech enterprise” status in December 2016, which continued to reduce its statutory income rate to 15% from 2017 to 2019. Wuhan Host also obtained the “high-tech enterprise” tax status in 2016, which reduced its statutory income tax rate to 15% from 2016 to 2019. Tax savings resulted from the reduced statutory income tax rate amounted to $102,161 and $898,811 for the three months ended June 30, 2018 and 2017, respectively, and amounted to $165,803 and $1,310,905 for the six months ended June 30, 2018 and 2017, respectively.

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	June 30, 2018	December 31, 2017

Net operating losses carried forward – U.S.	$10,387	$-
Net operating losses carried forward – PRC	-	418,549	*
Bad debt allowance	582,227	980,840
Valuation allowance	(10,387)	(418,549)
Deferred tax assets, net	$582,227	$980,840

*Represents	TJ Comex net operating losses carried forward was disposed on April 2, 2018.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 6% to 17% of the gross sales price and changed to 6% to 16% of gross sales starting in May 2018. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished products and services.

Taxes payable consisted of the following:

	June 30, 2018	December 31, 2017

VAT taxes payable	$10,454,338	$7,838,111
Income taxes payable	6,258,644	6,798,803
Other taxes payable	1,248,990	924,489
Total	$17,961,972	$15,561,403

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of June 30, 2018 and December 31, 2017, $1,371,795 and $0 and were deposited with various financial institutions located in the U.S., respectively. As of June 30, 2018 and December 31, 2017, $2,707,921 and $457,126 and were deposited with various financial institutions located in the PRC, respectively. As of June 30, 2018 and December 31, 2017, $13,209 and $3,186 were deposited with one financial institution located in Hong Kong, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended June 30, 2018, one customer accounted for 80.5% of the Company’s revenues For the three months ended June 30, 2017, five customers accounted for 32.1%, 21.4%, 21.4%, 10.7% and 10.7% of the Company’s revenues.

For the six months ended June 30, 2018, three customers accounted for 44.5%, 29.2% and 11.8% of the Company’s revenues.. For the six months ended June 30, 2017, four customers accounted for 22.4%, 21.9%, 21.7%, and 14.5% of the Company’s revenues.

As of June 30, 2018, three customers accounted for 44.6%, 29.5%, and 13.7% of the Company’s accounts receivable and accounts receivable – related party. As of December 31, 2017, two customers, who are related to each other under common management and ownership, accounted for 45.6% and 43.9% of the Company’s accounts receivable.

For the three months ended June 30, 2018, one supplier accounted for 67.5% of the Company’s total purchases. For the three months ended June 30, 2017, three suppliers accounted for 42.8%, 33.4% and 22.3% of the Company’s total purchases, respectively.

For the six months ended June 30, 2018, two suppliers accounted for 64.4% and 10.2% of the Company’s total purchases. For the six months ended June 30, 2017, three suppliers accounted for 43.7%, 31.3% and 23.9% of the Company’s total purchases, respectively.

As of June 30, 2018, three suppliers accounted for 38.2%, 32.9% and 28.4% of the Company’s total prepayments; and three suppliers accounted for 25.4%, 23.3% and 15.1% of the Company’s total accounts payable. As of December 31, 2017, three suppliers accounted for 41.2%, 35.9% and 22.8% of the Company’s prepayments; and two suppliers accounted for 40.0% and 29.1% of the Company’s total accounts payable.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Equity

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by Shengrong WFOE only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the accompanying unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Shengrong WFOE.

Shengrong WFOE, Hubei Shengrong, Wuhan HOST are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Shengrong WFOE may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. Hubei Shengrong and Wuhan HOST may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by State Administration of Foreign Exchange.

As of June 30, 2018 and December 31, 2017, Shengrong WFOE (through Hubei Shengrong and Wuhan HOST) attributed $2,262,185 and $2,137,815 of retained earnings for their statutory reserves, respectively.

As a result of the foregoing restrictions, Shengrong WFOE are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Shengrong WFOE from transferring funds to China Sunlong in the form of dividends, loans and advances. As of June 30, 2018 and December 31, 2017, amounts restricted are the net assets of Shengrong WFOE, which amounted to $29,462,002 and $27,800,814, respectively.

Stock split

On June 1, 2018, the Company’s shareholder approved a 2 for 1 stock split of the Company’s common stock at the Annual Meeting of Shareholders. The stock split was effected on June 20, 2018, pursuant to the completion of the reincorporation from Delaware to Nevada. All shares and per share amounts used herein and in the accompanying unaudited condensed consolidated financial statements have been retroactively restated to reflect the stock split.

Common stock

On June 23, 2018, the Company issued an aggregate of 26,693 shares of the Company’s common stock, par value $0.0001 per share, to certain non-U.S. purchasers at a purchase price of $5.00 per share for an aggregate offering price of $133,335 pursuant to certain securities purchase agreement dated April 20, 2018 and June 22, 2018.  The issuances were pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

Warrants and options

On July 29, 2015, the Company sold 10,000,000 units at a purchase price of $5.00 per unit (“Public Units”) in its initial public offering. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant. Each warrant will entitle the holder to purchase one-half of one share of common stock at an exercise price of $2.88 per half share ($5.75 per whole share). Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will become exercisable on 30 days after the consummation of its initial Business Combination with China Sunlong on February 6, 2018. The warrants will expire February 5, 2023. The warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days prior written notice after the warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $12.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

The sponsor of the Company purchased, simultaneously with the closing of the Public Offering on July 29, 2015, 500,000 units at $5.00 per unit in a private placement for an aggregate price of $2,500,000. Each unit purchased is substantially identical to the units sold in the Public Offering.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company sold to the underwriter (and/or its designees), for $100, as additional compensation, an option to purchase up to a total of 800,000 units exercisable at $5.00 per unit (or an aggregate exercise price of $4,000,000) upon the closing of the Public Offering. Since the option is not exercisable until the earliest on the closing the initial Business Combination, the option will effectively represent the right to purchase up to 800,000 shares of common stock and 800,000 warrants to purchase 400,000 shares at $5.75 per full share for an aggregate maximum amount of $6,300,000. The units issuable upon exercise of this option are identical to those issued in the Public Offering.

In July 2016, the board of directors of the Company appointed two new directors. In August 2016, the sponsor of the Company granted an option to each of the two new directors to acquire 12,000 shares of common stock at a price of $4.90 per share vested immediately and exercisable commencing six months after closing of the initial Business Combination and expiring five years from the closing of the initial Business Combination.

The aforementioned warrants and options are deemed to be effective on February 6, 2018, the date of the consummation of its initial business combination with China Sunlong, as the Company was deemed to be the accounting acquiree in the transaction and the transaction was treated as a recapitalization of China Sunlong.

The summary of warrant activity is as follows:

	Warrants Outstanding	Exercisable Shares	Weighted Average Exercise Price	Average Remaining Contractual Life
December 31, 2017	-	-	$-	-
Granted/Acquired	10,500,000	5,250,000	$5.75	4.67
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
June 30, 2018	10,500,000	5,250,000	$5.75	4.67

The summary of option activity is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life
December 31, 2017	-	$-	-
Granted/Acquired	824,000	$5.00	4.67
Forfeited	-	$-	-
Exercised	-	$-	-
June 30, 2018	824,000	$5.00	4.67

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

Lease commitments

The Company has entered into non-cancellable operating lease agreements for two offices, one factory space and one dormitory space for its employees. The two office leases are expiring in August 2018 and December 2021 with a monthly rental rate of approximately $2,700 and $5,100, respectively. The factory lease is expiring in December 2018 with a monthly rental rate of approximately $6,000. The dormitory lease expired in July 2017, and was extended to July 2018, with a monthly rental rate of approximately $400. The office lease payments for the lease expiring in December 2021 will be paid over three years beginning 2018.

The Company’s commitments for minimum lease payment under these operating leases as of June 30, 2018 are as follow:

Years ending June 30,	Minimum lease payment
2019	$135,746
2020	105,441
2021	105,441
Total minimum payments required	$346,628

Rent expense for the three months ended June 30, 2018 and 2017 were $46,510 and $48,375, respectively, and for the six months ended June 30, 2018 and 2017 were $93,328 and $91,045, respectively.

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

Overview

TMSR Holding Company Limited (the “Company” or “TMSR”), formerly known as JM Global Holding Company (“JM Global”), was a blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Business Combination”). On June 20, 2018, TMSR Delaware consummated the Reincorporation. As a result, the Company changed its state of incorporation from Delaware to Nevada. The Articles of Incorporation and Bylaws of TMSR Nevada became the governing instruments of the Company, resulting in a 2-for-1 forward stock split of the Company’s common stock (the “Forward Split). The Reincorporation and Forward Split were approved by shareholders holding the majority of the outstanding shares of common stock of TMSR Delaware on June 1, 2018 at the Annual Meeting of Shareholders.

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

On February 6, 2018, China Sunlong Environmental Technology Inc. (“China Sunlong”) consummated the business combination (the “Business Combination”) with JM Global pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) dated as of August 28, 2017 by and among by and among (i) JM Global; (ii) Zhong Hui Holding Limited; (iii) China Sunlong; (iv) each of the shareholders of China Sunlong named on Annex I of the Share Exchange Agreement (the “Sellers”); and (v) Chuanliu Ni, a Chinese citizen who is the Chief Executive Officer and director of China Sunlong, in the capacity as the representative for the Sellers. Pursuant to the Share Exchange Agreement, JM Global acquired from the Sellers all of the issued and outstanding equity interests of China Sunlong in exchange for 8,995,428 newly-issued shares of common stock of JM Global to the Sellers. 899,544 of these newly-issued shares are held in escrow for 18 months from the closing date of the Business Combination as a security for China Sunlong and the Sellers’ indemnification obligations under the Share Exchange Agreement. This transaction is accounted for as a “reverse merger” and recapitalization at the date of the consummation of the transaction since the shareholders of China Sunlong owns the majority of the outstanding shares of JM Global immediately following the completion of the transaction and JM Global’s operations was the operations of China Sunlong following the transaction. Accordingly, China Sunlong was deemed to be the accounting acquirer in the transaction and the transaction was treated as a recapitalization of China Sunlong.

On April 2, 2018, the Company disposed of its subsidiary, TJComex International Group Corporation (“TJComex BVI”), a British Virgin Islands corporation, in consideration of (i) its minimum contribution to the Company’s results of operation and (ii) the unsatisfactory synergy between the TJComex BVI business and the rest of the Company’s business. The Company’s decision to dispose TJComex BVI is to (i) improve the Company’s overall financial condition and results of operations, (ii) reduce the complexity of the Company’s business, (iii) focus the Company’s resources on the solid waste recycling business as well as developing environmental control business opportunities; and (iv) make it possible for the Company to pursue acquisition opportunities for more compatible business. TJComex BVI was disposed to Chuanliu Ni, a Chinese citizen who is the director of China Sunlong. As of April 2, 2018, the net assets of TJComex BVI were $16,598 and recorded as a loss from disposal of subsidiary in the June 30, 2018 unaudited condensed consolidated financial statements. As TJComex operating revenue was less than 1% of the Company’s revenue and the disposal did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations for TJComex were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

On April 11, 2018, the Company, Shengrong WFOE and Hubei Shengrong, both of which are the Company’s indirectly owned subsidiaries (collectively “Purchasers”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, and Hubei Zhonggong Materials Group Co., Ltd. (collectively “Sellers” ) and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a company incorporated in China engaging in the research and development, production and sale of coating materials. Pursuant to the Purchase Agreement, the Purchasers acquired all of the outstanding equity interests of Wuhan Host (the “Acquisition”). In exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million (“Total Consideration”), of which $ 5.2 million or RMB equivalent shall be paid in cash (“Cash Consideration”) and $6.0 million shall be paid in such number shares of common stock (“Common Stock”), par value $0.0001, of TMSR (“Share Consideration”). The Parties agree the Share Consideration shall be an aggregate of 1,293,104 shares of common stock which is based on the closing price of US$4.64 on March 27, 2018. The Share Consideration shall be issued in three equal installments, which shall be subject to lock-up of 12, 24 and 36 months, respectively. The Purchase Agreement contains representations, warranties and covenants customary for an acquisition of this type. The acquisition closed on May 1, 2018. Starting on May1, 2018, the Company’s business activities added the research, development, production and sale of coating materials.

On October 10, 2017, Hubei Shengrong established a wholly owned subsidiary, Fujian Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Fujian Shengrong”), with registered capital of RMB 10,000,000 (approximately USD 1,518,120). Fujian Shengrong has no operations prior to May 30, 2018. On May 30, 2018, Hubei Shengrong and two unrelated entities entered into certain Capital Transfer and Contribution Agreement pursuant to which these two entities shall contribute cash of approximately USD 5.0 million (RMB 32.0 million) into Fujian Shengrong and Hubei Shengrong shall contribute approximately USD 1.3 million (RMB 8.0 million) which is the consideration for certain technology consulting services to be provided by Hubei Shengrong to the two entities. Upon completion of the contribution, the total registered capital of Fujian Shengrong increased to RMB 40.0 million (approximately USD 6.3 million) and Hubai Shengrong owns 20% and the two entities collectively own 80% of the equity interest of Fujian Shengrong. The Company will account for the investment in Fujian Shengrong using the cost method. Since Hubei Shengrong did not provide any cash contribution to Fujian Shengrong or technology services to the two entities, the investment balance under the cost method investment on June 30, 2018 is $0.

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

Results of Operations

Three Months Ended June 30, 2018 vs. June 30, 2017

				Percentage
	2018	2017	Change	Change
Revenues – Equipment and systems	$7,804,856	$9,145,889	$(1,341,033)	(14.7%)
Revenues – Trading and others	413,895	7,662,442	(7,248,547)	(94.6%)
Revenues – Coating materials	1,108,721	-	1,108,721	100.0%
Total revenues	9,327,472	16,808,331	(7,480,859)	(44.5%)
Cost of Revenues – Equipment and systems	6,618,791	2,901,030	3,717,761	128.2%
Cost of Revenues – Trading and others	295,640	4,974,181	(4,678,541)	(94.1%)
Cost of Revenues – Coating materials	669,067	-	669,067	100.0%
Total cost of revenues	7,583,498	7,875,211	(291,713)	(3.7%)
Gross profit	1,743,974	8,933,120	(7,189,146)	(80.5%)
Operating expenses (income)	(549,249)	286,779	(836,028)	(291.5%)
Income from operations	2,293,223	8,646,341	(6,353,118)	(73.5%)
Other expense, net	(72,324)	(58,977)	13,347	22.6%
Provision for income taxes	376,005	1,373,275	(997,270)	(72.6%)
Net income	$1,844,894	$7,214,089	$(5,369,195)	(74.4%)

Revenues

The Company’s revenue consists of solid waste recycling systems and equipment revenues, trading revenues and coating materials revenues. Total revenues decreased by approximately $7.5 million, or approximately 44.5%, to approximately $9.3 million for the three months ended June 30, 2018, compared to approximately $16.8 million for the three months ended June 30, 2017. The overall decrease in total revenue was attributable to the decreased sales of solid waste recycling systems and equipment and sales of trading industrial waste materials and was offset by the increased sales of coating materials after the acquisition of Wuhan HOST.

Revenues of solid waste recycling systems and equipment decreased by approximately $1.3 million, or approximately 14.7%, to approximately $7.8 million for the three months ended June 30, 2018, compared to approximately $9.1 million for the three months ended June 30, 2017. The decrease in revenues was primarily attributable to the decrease of solid waste recycling equipment on numbers of units sold offset by the increase of solid waste recycling infrastructure system orders. We have allocated more of our resources to the solid waste recycling system orders during the three months ended June 30, 2018 and lesser of our resources to the solid waste recycling equipment revenues. As a result, our revenues of solid waste recycling systems and equipment decreased accordingly. Our revenues from solid waste recycling systems and equipment on numbers of units sold and built and its average selling price are summarized as follows:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Change	Change (%)

Solid waste recycling equipment sold	4	16	(12)	(75.0%)
Average selling price	$522,915	$571,618	$(48,703)	(8.5%)
Solid waste recycling system infrastructure sold	1	-	1	100.0%
Average selling price	$5,713,196	$-	$5,713,196	100.0%

During the three months ended June 30, 2018, we sold 4 units of solid waste recycling equipment with an average selling price of $522,915 per unit as compared to 16 units sold with an average selling price of $571,618 during the three months ended June 30, 2017. The decrease in units sold of 12 units or 75.0% during the three months ended June 30, 2018 as compared to the same period in 2017 were mainly due to our allocations of our resource to the solid waste recycling system infrastructure. We did not have any solid waste recycling infrastructure systems accepted by customers for the three months ended June 30, 2017. The decrease in average unit price of $48,703 or 8.5% during the three months ended June 30, 2018 as compared to the same period in 2017 was due to the fact that our petroleum catalyst separation equipment, that we sold in the second quarter of 2018, had a lower selling price than other solid waste recycling equipment that we sold in the second quarter of 2017, such as Copper tailings separation equipment and Titanium dioxide separation equipment, which lowered the average selling price. The decrease was also partly offset by the appreciation of Chinse Reminbi (“RMB”) against U.S. Dollar of 7.0%.

During the three months ended June 30, 2018, we completed the sales of 1 unit of solid waste recycling infrastructure systems with an average selling price of $5,713,196 per unit. We did not recognize any solid waste recycling infrastructure systems revenue for the three months ended June 30, 2017 because we allocated our resources to the manufacture solid waste recycling system infrastructure for the second quarter of 2018 as compared to the second quarter of 2017 where we allocated our resources to manufacture solid waste recycling equipment.

Revenues of trading of industrial waste materials and other general merchandises decreased by approximately $7.3 million or 94.6%, to approximately $0.4 million for the three months ended June 30, 2018, compared to approximately $7.7 million for the three months ended June 30, 2017. The decrease in revenues was attributable to the decreased amount of industrial waste materials traded during the three months ended June 30, 2018 as compared to the same period in 2017. Our revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide	$-	$4,450,022	$(4,450,022)	(100.0%)
Petroleum FCC Catalyst	-	2,967,967	(2,967,967)	(100.0%)
Ilmenite Tailings	177,384	-	177,384	100.0%
Copper Smelting Tailings	236,511	-	236,511	100.0%
Others revenues	-	244,453	(244,453)	100.0%
Total	$413,895	$7,662,442	$(7,248,547)	(94,6%)

Our total sold quantity of each kind of industrial waste materials and their average selling price are summarized as follows:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	-	3,600	(3,600)	(100.0%)
Average selling price	$-	$1,236	$(1,236)	(100.0%)
Petroleum FCC Catalyst (quantity in tons)	-	2,400	(2,400)	(100.0%)
Average selling price	$-	$1,236	$(1,236)	(100.0%)
Ilmenite Tailings (quantity in tons)	200	-	200	100.0%
Average selling price	$887	$-	$887	100.0%
Copper Smelting Tailings (quantity in tons)	200	-	200	100.0%
Average selling price	$1,183	$-	$1,183	100.0%

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

During the three months ended June 30, 2018, the decrease of revenues from trading industrial waste materials was due to the fact that we only generated revenues from trading an aggregate of 400 tons of Ilmenite Tailings and Copper Smelting Tailings. During the same period in 2017, we generated revenues from trading an aggregate of 6,000 tons of Acid Hydrolysis Titanium Dioxide and Petroleum FCC Catalyst. Our trading of industrial waste materials are dependent on the progress of our recycling equipment end users and when they are able to sell those industrial waste materials to our suppliers to process the waste. During the three months ended June 30, 2018, we had less resources to trade the aforementioned industrial waste materials as compared to the same period in 2017 as the enterprises who has the resources of the industrial waste materials were closed for production during the three months ended June 30, 2018 due to inspection from the environment agencies of the Chinese government until the enterprises were able to pass the environmental inspection, which reduced the resource for our trading of industrial waste materials.

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

Our customers who order the industrial waste materials from us are able to manufacture from these processed industrial waste materials and turned them into variety of materials used for decoration, such as plastic wood, interior wall decorative panels and stone plastic limitation wood flooring. The decoration materials made from these processed industrial waste materials are much cheaper than using other environmental friendly raw materials, and generally have better qualities. We evaluate prices of similar raw materials for construction and then set a price with these two customers. We believe our customers might be able to obtain government support and grant for using these industrial waste materials products.

In addition, environment risk does not appears to be applied to us since we are assisting the end users of our solid waste recycling equipment to reduce their solid waste discharge and we did not create any environment effect or risk.

Cost of Revenues

The Company’s cost of revenues consists of cost of solid waste recycling systems and equipment revenues, cost of trading revenues, and cost of coating materials. Total cost of revenues decreased by approximately $0.3 million, or approximately 3.7% to approximately $7.6 million for the three months ended June 30, 2018, compared to approximately $7.9 million for the same period in 2017. Our total cost of revenues decreased, which was in line with the decrease of revenues.

Cost of revenues of solid waste recycling systems and equipment increased by approximately $3.7 million, or approximately 128.2% to approximately $6.6 million for the three months ended June 30, 2018, compared to approximately $2.9 million for the same period in 2017. The increase in cost of revenues of solid waste recycling systems and equipment was primarily associated with the increase of sales volume of solid waste recycling systems as they have a much higher cost than solid waste recycling equipment because manufacturing those systems requires more materials in quantities and with more expensive materials, as well as the increase of unit purchase cost of steel and longer labor hours with the increase of overhead manufacturing cost.

Cost of revenues of trading of industrial waste materials and others decreased by approximately $4.7 million or 94.1%, to approximately $0.3 million for the three months ended June 30, 2018, compared to $5.0 million for the same period in 2017. The decrease is in line with the decrease in revenues of trading of industrial waste materials and other general merchandises. Our cost of revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Change	Change (%)
Industrial waste materials trading
Acid Hydrolysis Titanium Dioxide	$-	$2,966,522	$(2,966,522)	(100.0%)
Petroleum FCC Catalyst	-	1,978,483	(1,978,483)	(100.0%)
Ilmenite Tailings	118,256	-	118,256	100.0%
Copper Smelting Tailings	177,384	-	117,384	100.0%
Others cost of revenues	-	29,176	(29,176)	(100.0%)
Total	$295,640	$4,974,181	$(4,678,541)	(94.1%)

Our total sold quantity of each kind of industrial waste materials and their average purchasing price are summarized as follows:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	-	3,600	(3,600)	(100.0%)
Average unit cost	$-	$824	$(824)	(100.0%)
Petroleum FCC Catalyst (quantity in tons)	-	2,400	(2,400)	(100.0%)
Average unit cost	$-	$824	$(824)	(100.0%)
Ilmenite Tailings (quantity in tons)	200	-	200	100.0%
Average unit cost	$591	$-	$591	100.0%
Copper Smelting Tailings (quantity in tons)	200	-	200	100.0%
Average unit cost	$887	$-	$887	100.0%

Gross Profit

The Company’s gross profit decreased by approximately $7.2 million, or 80.5%, to approximately $1.7 million during the three months ended June 30, 2018, from approximately $8.9 million for the three months ended June 30, 2017. For the three months ended June 30, 2018 and 2017, the Company’s gross margin was approximately 18.7% and 53.1%, respectively. The decrease in gross margin was primarily due to the increase of sales volume of solid waste recycling systems as they have a much higher cost than solid waste recycling equipment, which in turn, decreased our gross margin percentage from 68.3% for the three months ended June 30, 2017 to 15.2% for the three months ended June 30, 2018. The decrease in gross margin was also due the lower profit margin industrial waste materials of Ilmenite Tailing and Copper Smelting Tailings being sold during the three months June 30, 2018 as compared to the higher profit margin industrial waste materials of Acid Hydrolysis Titanium and Petroleum FCC Catalyst being sold during the three months ended June 30, 2017. As a result, the gross margin percentage for our trading operations and others decreased from 35.1% for the three months ended June 30, 2017 to 28.6% for the three months ended June 30, 2018.

Operating Expenses (Income)

The Company’s operating expenses (income) include selling, general and administrative (“SG&A”) expenses and recovery of doubtful accounts. SG&A expenses increased by approximately $0.6 million, by approximately 214.8%, from approximately $0.3 million for the three months ended June 30, 2017 to $0.9 million for the three months ended June 30, 2018. The increase in selling, general and administrative expenses was primarily due to the increase of professional fees of $0.5 million, such as audit, legal, consulting, public relation, and other professional fees in relation to the business combination between JM Global and China Sunlong in February 2018, acquisition of Wuhan HOST audit, accounting and legal advisory services, and being a public company thereafter for the three months ended June 30, 2018 as compared to the same period in 2017. The increase also attributable to the increase of $0.2 million SG&A expenses incurred in Wuhan HOST, our new acquired subsidiary in May 2018, offset by the decrease of approximately $0.1 million SG&A expenses in TJComex BVI which we disposed in April 2018.

We recovered doubtful accounts of approximately $1.5 million during the three months ended June 30, 2018. At the beginning of 2017, we were trying to expand our trading of industrial waste materials business and gaining market shares by granting a 30 days credit term of the revenue to our customers. We did not collect our accounts receivable per credit term as expected. As a result, we had to assess the potential losses and provide provision of allowances on the accounts receivable for the year ended December 31, 2017. However, for the three months ended June 30, 2018, we were able to collect some of the accounts receivable that were previously reserved, so we recovered those doubtful accounts charges.

Income from Operations

As a result of the foregoing, income from operations for the three months ended June 30, 2018 was approximately $2.3 million, a decrease of approximately $6.3 million, or approximately 73.5%, from approximately $8.6 million for the three months ended June 30, 2017. As a percentage of total revenues, income from operations decreased to approximately 24.6% during the three months ended June 30, 2018 from approximately 51.4% during the same period in 2017. The decrease was mostly driven by the increase of revenues from the lower profit margin products, solid waste recycling systems and the decrease of revenues from the higher profit margin products, solid waste recycling equipment as discussed above.

Other Income (Expense)

The Company’s other income (expense) consists of interest income, interest expense and other income (expense), net. The Company’s other expense was approximately $72,000 during the three months ended June 30, 2018, an increase of approximately $13,000, or approximately 22.6%, as compared to other expenses of approximately $59,000 during the same period in 2017. The increase of approximately $17,000 of other expense was mainly attributable to the loss of disposal of TJComex BVI on April 2, 2018 for the three months ended June 30, 2018.

Provision for Income Taxes

The Company’s provision for income tax was approximately $0.4 million during the three months ended June 30, 2018, compared to approximately $1.4 million for the same period in 2017. Under the Income Tax Laws of the PRC, companies are generally subject to income tax at a rate of 25%. However, the Company’s 100% subsidiary, Hubei Shengrong, obtained the “high-tech enterprise” tax status in 2014, which reduced its statutory income tax rate to 15%. Hubei Shengrong renewed its “high-tech enterprise” status in December 2016, which continued to reduce its statutory income rate to 15% from 2017 to 2019. The decrease in provision for income taxes is in line with the decrease in income before income taxes. However, we have incurred approximately $0.5 million of non-deductible expenses for income tax purpose, as a result the effective tax rate increased from 16.0% for the three months ended June 30, 2017 to 16.9% for the three months ended June 30, 2018.

Net Income

As a result of the foregoing, net income decreased by approximately $5.4 million, or 74.4%, to approximately $1.8 million for the three months ended June 30, 2018, from approximately $7.2 million for the same period in 2017.

Six Months Ended June 30, 2018 vs. June 30, 2017

				Percentage
	2018	2017	Change	Change
Revenues – Equipment and systems	$14,886,639	$13,234,442	$1,652,197	12.5%
Revenues – Trading and others	829,995	11,562,966	(10,732,971)	(92.8%)
Revenues – Coating materials	1,108,721	-	1,108,721	100.0%
Total revenues	16,825,355	24,797,408	(7,972,053)	(32.1%)
Cost of Revenues – Equipment and systems	13,062,476	4,212,439	8,850,037	210.1%
Cost of Revenues – Trading and others	592,390	7,412,018	(6,819,628)	(92.0%)
Cost of Revenues – Coating materials	669,067	-	669,067	100.0%
Total cost of revenues	14,323,933	11,624,457	2,699,476	23.2%
Gross profit	2,501,422	13,172,951	(10,671,529)	(81.0%)
Operating expenses (income)	(1,022,612)	586,685	(1,609,297)	(274.3%)
Income from operations	3,524,034	12,586,266	(9,062,232)	(72.0%)
Other expense, net	(73,596)	(99,594)	(25,998)	(26.1%)
Provision for income taxes	681,930	1,991,416	(1,309,486)	(65.8%)
Net income	$2,768,508	$10,495,256	$(7,726,748)	(73.6%)

Revenues

The Company’s revenue consists of solid waste recycling systems and equipment revenues, trading revenues and coating materials revenues. Total revenues decreased by approximately $8.0 million, or approximately 32.1%, to approximately $16.8 million for the six months ended June 30, 2018, compared to approximately $24.8 million for the six months ended June 30, 2017. The overall decrease in total revenue was attributable to the decreased sales of trading industrial waste materials and offset by the increased sales of solid waste recycling systems and equipment, and the increased sales of coating materials after the acquisition of Wuhan HOST.

Revenues of solid waste recycling systems and equipment increased by approximately $1.7 million, or approximately 12.5%, to approximately $14.9 million for the six months ended June 30, 2018, compared to approximately $13.2 million for the six months ended June 30, 2017. The decrease in revenues was primarily attributable to the increase of solid waste recycling infrastructure system orders, which generally has a higher average selling price. As a result, we have allocated our resources to the solid waste recycling system orders during the six months ended June 30, 2018. As a result, our revenues of solid waste recycling systems and equipment increased accordingly. Our revenues from solid waste recycling systems and equipment on numbers of units sold and built and its average selling price are summarized as follows:

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017	Change	Change (%)

Solid waste recycling equipment sold	6	23	(17)	(73.9%)
Average selling price	$513,808	$575,411	$(61,603)	(10.7%)
Solid waste recycling system infrastructure sold	3	-	3	100.0%
Average selling price	$3,934,597	$-	$3,934,597	100.0%

During the six months ended June 30, 2018, we sold 6 units of solid waste recycling equipment with an average selling price of $513,808 per unit as compared to 23 units sold with an average selling price of $575,411 during the six months ended June 30, 2017. The decrease in units sold of 17 units or 73.9% during the six months ended June 30, 2018 as compared to the same period in 2017 were mainly due to our allocations of our resource to the solid waste recycling system infrastructure. We did not have any solid waste recycling infrastructure systems accepted by customers for the six months ended June 30, 2017. The decrease in average unit price of $61,603 or 10.7% during the six months ended June 30, 2018 as compared to the same period in 2017 was due to the fact that our petroleum catalyst separation equipment, that we sold in the six months ended June 30, 2018, had a lower selling price than other solid waste recycling equipment that we sold in the six months ended June 30, 2017, such as Copper tailings separation equipment and Titanium dioxide separation equipment, which lowered the average selling price. The decrease was also partly offset by the appreciation of Chinse Reminbi (“RMB”) against U.S. Dollar of 7.3%.

During the six months ended June 30, 2018, we completed the sales of 3 units of solid waste recycling infrastructure systems with an average selling price of $3,934,597 per unit. We did not recognize any solid waste recycling infrastructure systems revenue for the six months ended June 30, 2017 because we allocated our resources to the manufacture solid waste recycling system infrastructure for the six months ended June 30, 2018 as compared to the same period in 2017 where we allocated our resources to manufacture solid waste recycling equipment.

Revenues of trading of industrial waste materials and other general merchandises decreased by approximately $10.7 million or 92.8%, to approximately $0.8 million for the six months ended June 30, 2018, compared to approximately $11.6 million for the six months ended June 30, 2017. The decrease in revenues was attributable to the decreased amount of industrial waste materials traded during the six months ended June 30, 2018 as compared to the same period in 2017. Our revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide	$-	$6,400,284	$(6,400,284)	(100.0%)
Petroleum FCC Catalyst	-	4,918,229	(4,918,229)	(100.0%)
Ilmenite Tailings	355,434	-	355,434	100.0%
Copper Smelting Tailings	473,911	-	473,911	100.0%
Others revenues	650	244,453	(243,803)	(99.7%)
Total	$829,995	$11,562,966	$(10,732,971)	(92.8%)

Our total sold quantity of each kind of industrial waste materials and their average selling price are summarized as follows:

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	-	5,380	(5,380)	(100.0%)
Average selling price	$-	$1,190	$(1,190)	(100.0%)
Petroleum FCC Catalyst (quantity in tons)	-	4,180	(4,180)	(100.0%)
Average selling price	$-	$1,177	$(1,177)	(100.0%)
Ilmenite Tailings (quantity in tons)	400	-	400	100.0%
Average selling price	$889	$-	$889	100.0%
Copper Smelting Tailings (quantity in tons)	400	-	400	100.0%
Average selling price	$1,185	$-	$1,185	100.0%

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

We started our trading of industrial waste materials business mainly due to the opportunity that existed in the marketplace, as the end users of our solid waste recycling equipment, also referred to as our equipment end users, while in the process of using our solid waste recycling equipment to clean and extract waste from mines and job sites, may also extract and separate certain valuable metals from other industrial waste materials. We recognize that there is a market for these metals and waste materials and as a result, we connect our equipment end users who sell the byproduct of materials they produce to our industrial waste materials suppliers who have the capability of processing such solid waste materials into powder and directly ship such products to our industrial waste materials customers. This type of trading business is related to our solid waste recycling systems and equipment business because the end users of our solid waste recycling equipment only use our equipment to extract the valuable metals and chemicals for their needs. These end users do not need the residual materials generated as a byproduct of extraction and considered to be industrial waste materials. As a result, we believe our industrial waste material trading business is sustainable as long as our solid waste recycling system and equipment business is sustainable. We believe our solid waste recycling system and equipment business is sustainable because of upcoming favorable energy conservation and emission reduction target-setting policies mandated by the PRC government. Notwithstanding the foregoing, this is a new line of our business that is still in the development stage.

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

During the six months ended June 30, 2018, the decrease of revenues from trading industrial waste materials was due to the fact that we only generated revenues from trading an aggregate of 800 tons of Ilmenite Tailings and Copper Smelting Tailings. During the same period in 2017, we generated revenues from trading an aggregate of 9,560 tons of Acid Hydrolysis Titanium Dioxide and Petroleum FCC Catalyst. Our trading of industrial waste materials are dependent on the progress of our recycling equipment end users and when they are able to sell those industrial waste materials to our suppliers to process the waste. During the six months ended June 30, 2018, we had less resources to trade the aforementioned industrial waste materials as compared to the same period in 2017 as the enterprises who has the resources of the industrial waste materials were closed for production during the six months ended June 30, 2018 due to inspection from the environment agencies of the Chinese government until the enterprises were able to pass the environmental inspection, which reduced the resource for our trading of industrial waste materials..

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

Our customers who order the industrial waste materials from us are able to manufacture from these processed industrial waste materials and turned them into variety of materials used for decoration, such as plastic wood, interior wall decorative panels and stone plastic limitation wood flooring. The decoration materials made from these processed industrial waste materials are much cheaper than using other environmental friendly raw materials, and generally have better qualities. We evaluate prices of similar raw materials for construction and then set a price with these two customers. We believe our customers might be able to obtain government support and grant for using these industrial waste materials products.

In addition, environment risk does not appears to be applied to us since we are assisting the end users of our solid waste recycling equipment to reduce their solid waste discharge and we did not create any environment effect or risk.

Cost of Revenues

The Company’s cost of revenues consists of cost of solid waste recycling systems and equipment revenues, cost of trading revenues, and cost of coating materials. Total cost of revenues increased by approximately $2.7 million, or approximately 23.2% to approximately $14.3 million for the six months ended June 30, 2018, compared to approximately $11.6 million for the same period in 2017. Our total cost of revenues increased which was in line with the increase of solid waste systems revenues because solid waste recycling infrastructure systems generally have a higher cost and selling price than solid waste recycling equipment.

Cost of revenues of solid waste recycling systems and equipment increased by approximately $8.9 million, or approximately 210.1% to approximately $13.1 million for the six months ended June 30, 2018, compared to approximately $4.2 million for the same period in 2017. The increase in cost of revenues of solid waste recycling systems and equipment was primarily associated with the increase of sales volume of solid waste recycling systems as they have a much higher cost than solid waste recycling equipment because manufacturing those systems requires more materials in quantities and with more expensive materials, as well as the increase of unit purchase cost of steel and longer labor hours with the increase of overhead manufacturing cost.

Cost of revenues of trading of industrial waste materials and others decreased by approximately $6.8 million or 92.0%, to approximately $0.6 million for the six months ended June 30, 2018, compared to $7.4 million for the same period in 2017. The decrease is in line with the decrease in revenues of trading of industrial waste materials and other general merchandises. Our cost of revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017	Change	Change (%)
Industrial waste materials trading
Acid Hydrolysis Titanium Dioxide	$-	$4,185,440	$(4,185,440)	(100.0%)
Petroleum FCC Catalyst	-	3,197,402	(3,197,402)	(100.0%)
Ilmenite Tailings	236,956	-	236,956	100.0%
Copper Smelting Tailings	355,434	-	355,434	100.0%
Others cost of revenues	-	29,176	(29,176)	(100.0%)
Total	$592,390	$7,412,018	$(6,790,452)	(91.6%)

Our total sold quantity of each kind of industrial waste materials and their average purchasing price are summarized as follows:

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	-	5,380	(5,380)	(100.0%)
Average unit cost	$-	$778	$(778)	(100.0%)
Petroleum FCC Catalyst (quantity in tons)	-	4,180	(4,180)	(100.0%)
Average unit cost	$-	$765	$(765)	(100.0%)
Ilmenite Tailings (quantity in tons)	400	-	400	100.0%
Average unit cost	$592	$-	$592	100.0%
Copper Smelting Tailings (quantity in tons)	400	-	400	100.0%
Average unit cost	$889	$-	$889	100.0%

Gross Profit

The Company’s gross profit decreased by approximately $10.7 million, or 81.0%, to approximately $2.5 million during the six months ended June 30, 2018, from approximately $13.2 million for the six months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, the Company’s gross margin was approximately 14.9% and 53.1%, respectively. The decrease in gross margin was primarily due to the increase of sales volume of solid waste recycling systems as they have a much higher cost than solid waste recycling equipment, which in turn, decreased our gross margin percentage from 68.2% for the six months ended June 30, 2017 to 12.3% for the six months ended June 30, 2018. The decrease in gross margin was also due the lower profit margin industrial waste materials of Ilmenite Tailing and Copper Smelting Tailings being sold during the six months June 30, 2018 as compared to the higher profit margin industrial waste materials of Acid Hydrolysis Titanium and Petroleum FCC Catalyst being sold during the six months ended June 30, 2017. As a result, the gross margin percentage for our trading operations and others decreased from 35.9% for the six months ended June 30, 2017 to 28.6% for the six months ended June 30, 2018.

Operating Expenses (Income)

The Company’s operating expenses (income) include selling, general and administrative (“SG&A”) expenses and recovery of doubtful accounts. SG&A expenses increased by approximately $1.2 million, by approximately 212.1%, from approximately $0.6 million for the six months ended June 30, 2017 to $1.8 million for the six months ended June 30, 2018. The increase in selling, general and administrative expenses was primarily due to the increase of professional fees of $1.1 million, such as audit, legal, consulting, public relation, and other professional fees in relation to the business combination between JM Global and China Sunlong in February 2018, acquisition of Wuhan HOST audit, accounting and legal advisory services, and being a public company thereafter for the six months ended June 30, 2018 as compared to the same period in 2017. The increase also attributable to the increase of $0.2 million SG&A expenses incurred in Wuhan HOST, our new acquired subsidiary in May 2018, offset by the decrease of approximately $0.1 million SG&A expenses in TJComex BVI which we disposed in April 2018.

We recovered doubtful accounts of approximately $2.9 million during the six months ended June 30, 2018. At the beginning of 2017, we were trying to expand our trading of industrial waste materials business and gaining market shares by granting a 30 days credit term of the revenue to our customers. We did not collect our accounts receivable per credit term as expected. As a result, we had to assess the potential losses and provide provision of allowances on the accounts receivable for the year ended December 31, 2017. However, for the six months ended June 30, 2018, we were able to collect some of the accounts receivable that were previously reserved, so we recovered those doubtful accounts charges.

Income from Operations

As a result of the foregoing, income from operations for the six months ended June 30, 2018 was approximately $3.5 million, a decrease of approximately $9.1 million, or approximately 72.0%, from approximately $12.6 million for the six months ended June 30, 2017. As a percentage of total revenues, income from operations decreased to approximately 20.9% during the six months ended June 30, 2018 from approximately 50.8% during the same period in 2017. The decrease was mostly driven by the increase of revenues from the lower profit margin products, solid waste recycling systems and the decrease of revenues from the higher profit margin products, solid waste recycling equipment as discussed above.

Other Income (Expense)

The Company’s other income (expense) consists of interest income, interest expense and other income (expense), net. The Company’s other expense was approximately $74,000 during the six months ended June 30, 2018, an decrease of approximately $26,000, or approximately 26.1%, as compared to other expenses of approximately $100,000 during the same period in 2017. The decrease of approximately $26,000 of other expense was mainly attributable to currency exchange gains of approximately $46,000 recognized and offset by the loss of approximately $17,000 on disposal of TJComex BVI on April 2, 2018 for the six months ended June 30, 2018.

Provision for Income Taxes

The Company’s provision for income tax was approximately $0.7 million during the six months ended June 30, 2018, compared to approximately $2.0 million for the same period in 2017. Under the Income Tax Laws of the PRC, companies are generally subject to income tax at a rate of 25%. However, the Company’s 100% subsidiary, Hubei Shengrong, obtained the “high-tech enterprise” tax status in 2014, which reduced its statutory income tax rate to 15%. Hubei Shengrong renewed its “high-tech enterprise” status in December 2016, which continued to reduce its statutory income rate to 15% from 2017 to 2019. The decrease in provision for income taxes is in line with the decrease in income before income taxes. However, we have incurred approximately $1.0 million of non-deductible expenses for income tax purpose, as a result the effective tax rate increased from 15.9% for the six months ended June 30, 2017 to 19.8% for the six months ended June 30, 2018.

Net Income

As a result of the foregoing, net income decreased by approximately $7.7 million, or 73.6%, to approximately $2.8 million for the six months ended June 30, 2018, from approximately $10.5 million for the same period in 2017.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our unaudited condensed consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our unaudited condensed consolidated financial statements.

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

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as retainage during the warranty period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty claims historically. Due to the infrequent and insignificant amount of warranty claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty are recognized over the warranty period over 12 months. For the three and six months ended June 30, 2018, less than 5% of our warranty revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying unaudited condensed statements of income and comprehensive income.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of June 30, 2018, our net working capital was approximately $25.5 million.

We believe that current levels of cash and cash flows from operations will be sufficient to meet its anticipated cash needs for at least the next 12 months from the date the unaudited condensed interim financial to be issued. However, it may need additional cash resources in the future if it experiences changed business conditions or other developments, and may also need additional cash resources in the future if it wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash and cash equivalents on hand, the Company may seek to issue debt or equity securities or obtain additional credit facility.

Prepayments

As of June 30, 2018, we prepaid approximately $31.6 million to our vendors for inventory purchases, of which approximately $9.0 million were prepaid primarily related to our solid waste recycling systems and equipment operations and approximately $22.5 million were prepaid primarily related to our trading of industrial waste materials operations. We are required to make such prepayments for our systems and equipment operations because the orders that we placed had unique specifications with such a high volume, we must make such prepayments in order for us to secure our purchases to meet our production timely. We are required to make such prepayments for our trading operations because the orders that we placed had unique processing specifications, our suppliers will not process the industrial waste materials without getting any prepayments from us. In addition, our vendors can provide us with better pricing on these purchases by making such prepayments. We expect that we should be able to utilize all of our prepayments as of June 30, 2018 for the next twelve months. No loss allowance were required as none of these vendors have ever failed to meet the contractual obligation on our purchase orders. None of these vendors are related to our Company or any of our managements.

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2018 and 2017.

	For the Six Months Ended June 30,
	2018	2017

Net cash used in operating activities	$(886,009)	$(232,465)
Net cash provided by investing activities	3,054,031	22,606
Net cash provided by financing activities	1,567,986	182,449
Effect of exchange rate change on cash	(93,784)	19,037
Net change in cash	$3,642,224	$(8,373)

As of June 30, 2018 and December 31, 2017, the Company had cash in the amount of $4,104,107 and $461,883, respectively. As of June 30, 2018, approximately $1.4 million was held by the Company in the U.S, approximately $2.7 million and approximately $13,000 were held by the Company’s subsidiaries in the PRC and Hong Kong, respectively. As of December 31, 2017, approximately $459,000 and approximately $3,000 were held by the Company’s subsidiaries in the PRC and Hong Kong, respectively.

Operating activities

Net cash used in operating activities was approximately $0.9 million for the six months ended June 30, 2018, as compared to approximately $232,000 for the six months ended June 30, 2017.  Net cash provided by operating activities for the six months ended June 30, 2018 was mainly due to the recovery of doubtful accounts of approximately $2.8 million, , the increase of approximately $12.5 million of prepayments as the reason as discussed above, and the decrease of approximately $1.2 million of customer deposits after realized more sales during the six months ended June 30, 2018 of applying such customer deposit, offset by the decrease of approximately $0.9 million of accounts receivable, including related party, as we have collected more cash on receivables, the increase of approximately $0.4 million of deferred revenue upon adoption of the ASC 606, approximately $2.8 million of net income from our operations, the decrease of approximately $7.2 million of inventories as we have shipped some solid waste recycling equipment and system to our customers during the six months ended June 30, 2018, the increase of approximately $3.7 million of taxes payable as we have incurred more taxes payable from our operations.

Investing activities

Net cash provided by investing activities was approximately $3.0 million for the six months ended June 30, 2018, as compared to approximately $23,000 net cash provided by investing activities for the six months ended June 30, 2017. Net cash provided by investing activities for the six months ended June 30, 2018 was mainly due to cash amounted to approximately $8.0 million received from JM Global Holding Company through reverse capitalization offset by the acquisition payment on Wuhan HOST of approximately $4.9 million, net of approximately $0.3 million cash held at Wuhan HOST.

Financing activities

Net cash provided by financing activities was approximately $1.6 million for the six months ended June 30, 2018, as compared to approximately $182,000 net cash provided by financing activities for the six months ended June 30, 2017. Net cash provided by financing activities for the six months ended June 30, 2018 was mainly due to the issuance of common stock of approximately $133,000 to a group of unrelated third party investors in the PRC, approximately $21,000 loan from a third party and approximately $1.4 million loan from our related party.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

During the most recently completed fiscal quarter, there has been no other change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 23, 2018, the Company issued an aggregate of 26,693 shares of the Company’s common stock, par value $0.0001 per share, to certain non-U.S. purchasers at a purchase price of $5.00 per share for an aggregate offering price of $133,335 pursuant to certain securities purchase agreement (the “Securities Purchase Agreement”) dated April 20, 2018 and June 22, 2018. The issuances were pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Unofficial English Translation of Capital Transfer and Contribution Agreement dated May 30, 2018
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMSR HOLDING COMPANY LIMITED

Date: August 14, 2018	By:	/s/ Jiazhen Li
	Name:	Jiazhen Li
	Title:	Co-Chairman of the Board
(Principal Executive Officer)

