Form 10-Q
period 2018-09-30
TMSR HOLDING Co Ltd
filed 2018-11-14
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2018, there were 23,789,255 shares of the Company’s common stock issued and outstanding.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$889,244	$461,883
Notes receivable	336,034	-
Accounts receivable, net	11,093,760	14,512,638
Accounts receivable - related party, net	1,065,657	-
Other receivables	475,980	52,872
Other receivable - related party	2,161	-
Inventories	5,614,489	9,243,488
Prepayments	31,989,661	19,863,548
Total current assets	51,466,986	44,134,429

PLANT AND EQUIPMENT, NET	6,060,303	2,188,135

OTHER ASSETS
Goodwill	6,955,665	-
Intangible assets, net	2,868,905	1,203,040
Other assets	11,646	61,474
Deferred tax assets	620,032	980,840
Total other assets	10,456,248	2,245,354

Total assets	$67,983,537	$48,567,918

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans - bank	$2,183,724	$2,305,316
Third party loan	144,887	145,170
Deferred revenue	205,209	-
Accounts payable	368,646	221,685
Other payables and accrued liabilities	1,516,359	237,840
Other payables - related parties	4,803,385	1,154,734
Customer deposits	1,926,889	1,624,137
Taxes payable	16,604,953	15,561,403
Total current liabilities	27,754,052	21,250,285

OTHER LIABILITIES
Third party loan - noncurrent	145,582	-
Deferred rent liabilities	108,434	67,642
Total other liabilities	254,016	67,642

Total liabilities	28,008,068	21,317,927

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,789,255 and 17,990,856 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively*	2,379	1,799
Additional paid-in capital	22,878,496	10,591,492
Statutory reserves	2,259,332	2,137,815
Retained earnings	16,706,160	13,817,668
Accumulated other comprehensive (loss) income	(1,870,898)	701,217
Total shareholders' equity	39,975,469	27,249,991

Total liabilities and shareholders' equity	$67,983,537	$48,567,918

*	Giving retroactive effect to the 2 for 1 split effected on June 20, 2018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Equipment and systems	$506,988	$5,130,616	$15,393,627	$18,365,058
Trading and others	1,022,817	8,417,588	1,852,812	19,980,554
Coating materials	1,544,466	-	2,653,187	-
TOTAL REVENUES	3,074,271	13,548,204	19,899,626	38,345,612

COST OF REVENUES
Equipment and systems	176,570	1,724,716	12,944,978	5,937,155
Trading and others	702,676	5,736,647	1,295,066	13,148,665
Coating materials	1,169,709	-	1,838,776	-
TOTAL COST OF REVENUES	2,048,955	7,461,363	16,078,820	19,085,820

GROSS PROFIT	1,025,316	6,086,841	3,820,806	19,259,792

OPERATING EXPENSES (INCOME)
Selling, general and administrative	229,534	528,262	2,354,521	1,114,947
Provision for (recovery of) doubtful accounts	479,156	2,897,250	(2,374,375)	2,897,250
TOTAL OPERATING EXPENSES (INCOME)	708,690	3,425,512	(19,854)	4,012,197

INCOME FROM OPERATIONS	316,626	2,661,329	3,840,660	15,247,595

OTHER INCOME (EXPENSE)
Interest income	869	140	1,788	580
Interest expense	(40,594)	(42,715)	(135,328)	(127,551)
Other income (expense), net	21,954	(15,413)	42,173	(30,611)
Total other expense, net	(17,771)	(57,988)	(91,367)	(157,582)

INCOME BEFORE INCOME TAXES	298,855	2,603,341	3,749,293	15,090,013

PROVISION FOR INCOME TAXES	57,354	478,698	739,284	2,470,114

NET INCOME	241,501	2,124,643	3,010,009	12,619,899

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(1,451,394)	482,799	(2,572,115)	1,064,518

COMPREHENSIVE (LOSS) INCOME	$(1,209,893)	$2,607,442	$437,894	$13,684,417

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	23,929,341	17,990,856	22,814,730	17,662,261

EARNINGS PER SHARE
Basic and diluted*	$0.01	$0.12	$0.13	$0.71

*	Giving retroactive effect to the 2 for 1 split effected on June 20, 2018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,010,009	$12,619,899
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	259,390	115,695
Amortization of intangible assets	220,335	192,702
(Recovery of) provision for doubtful accounts	(2,372,750)	2,897,250
Deferred tax provision	356,895	(434,588)
Loss on deconsolidation of subsidiaries	14,874	-
Change in operating assets and liabilities
Notes receivable	(350,972)	-
Accounts receivables	(369,801)	(19,824,722)
Accounts receivable - related party, net	4,689,827	-
Other receivables	(84,328)	(3,484)
Other receivable - related party	(2,276)	-
Inventories	3,518,030	(3,673,256)
Prepayments	(13,815,386)	1,678,264
Deferred revenue	216,205	-
Accounts payable	21,172	15,442
Other payables and accrued liabilities	266,709	100,286
Customer deposits	(326,646)	404,007
Taxes payable	2,832,941	6,021,967
Net cash (used in) provided by operating activities	(1,915,772)	109,462

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash (disposed from deconsolidation) received from acquisition of TJComex International Group Corp.	(9,839)	23,451
Cash received from JM Global Holding Company through reverse capitalization	7,989,402	-
Cash payment for acquisition of Wuhan HOST Coating Materials Co. Ltd., net	(6,231,282)	-
Purchase of equipment	(3,570)	(1,873)
Net cash provided by investing activities	1,744,711	21,578

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on offering related costs	-	(450,524)
Proceeds from issuance of common stock	133,335	-
Proceeds from short-term loans - bank	2,300,732	3,675,025
Repayments of short-term loans - bank	(2,300,732)	(3,675,025)
Proceeds from third party loan	20,045	145,645
Proceeds from other payable - related parties, net	523,024	62,732
Net cash provided by (used in) financing activities	676,404	(242,147)

EFFECT OF EXCHANGE RATE ON CASH	(77,982)	24,585

INCREASE (DECREASE) IN CASH	427,361	(86,522)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	461,883	501,352

CASH AND CASH EQUIVALENTS, END OF PERIOD	$889,244	$414,830

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$122,735	$-
Cash paid for interest	$124,479	$121,482

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for the acquisition of TJComex International Group Corp.	$-	$5,500,000
Reverse capitalization with JM Global Holding Company	$7,454,249	$-
Issuance of common stock for the acquisition of Wuhan HOST Coating Materials Co. Ltd.	$4,700,000	$-

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

On August 16, 2018, The Purchasers and the Sellers entered into a supplement agreement (“Supplement Agreement”), which modified the terms of consideration set forth in the Purchase Agreement entered between Purchasers and Sellers on April 11, 2018. Pursuant to the Supplement Agreement, in exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million (“Total Consideration”), of which $ 6.5 million or RMB equivalent shall be paid in cash (“Cash Consideration”) and $4.7 million shall be paid in shares of common stock (“Common Stock”), par value $0.0001, of TMSR (“Share Consideration”). In the Supplement Agreement, both Purchasers and Sellers also agreed to delete the section 3.3 of the Share Purchase Agreement, a section that stipulates the Share Consideration shall be issued in three equal installments.

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

As of April 2, 2018, the net assets of TJComex BVI were $16,598 and is being recorded as a loss from disposal of subsidiary in the unaudited condensed consolidated financial statements for the period ending September 30, 2018. As TJComex operating revenue was less than 1% of the Company’s revenue and the disposal did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations for TJComex were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

On October 10, 2017, Hubei Shengrong established a wholly owned subsidiary, Fujian Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Fujian Shengrong”), with registered capital of RMB 10,000,000 (approximately USD 1,518,120). Fujian Shengrong has no operations prior to May 30, 2018. On May 30, 2018, Hubei Shengrong and two unrelated entities entered into certain Capital Transfer and Contribution Agreement pursuant to which these two entities shall contribute cash of approximately USD 5.0 million (RMB 32.0 million) into Fujian Shengrong and Hubei Shengrong shall contribute approximately USD 1.3 million (RMB 8.0 million) which is the consideration for certain technology consulting services to be provided by Hubei Shengrong to the two entities. Upon completion of the contribution, the total registered capital of Fujian Shengrong increased to RMB 40.0 million (approximately USD 6.3 million) and Hubai Shengrong owns 20% and the two entities collectively own 80% of the equity interest of Fujian Shengrong. In August, 2018, Hubei Shengrong transferred 20% equity interest of Fujian Shengrong to Shengrong WFOE. The Company will account for the investment in Fujian Shengrong using the cost method. Since Hubei Shengrong or Shengrong WFOE did not provide any cash contribution to Fujian Shengrong or technology services to the two entities, the investment balance under the cost method investment on September 30, 2018 is $0.0.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements reflect the activities of China Sunlong and each of the following entities:

Name		Background	Ownership
China Sunlong	●	A Cayman Islands company	100% owned by the Company
Shengrong BVI	● ●	A British Virgin Island company Incorporated on June 30, 2015	100% owned by China Sunlong
Shengrong HK	● ●	A Hong Kong company Incorporated on September 25, 2015	100% owned by Shengrong BVI
Shengrong WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Shengrong HK
	● ●	Incorporated on March 1, 2016 Registered capital of USD 12,946 (HKD100,000), fully funded
Hubei Shengrong	● ●	A PRC limited liability company Incorporated on January 14, 2009	100% owned by Shengrong WFOE
	●	Registered capital of USD 4,417,800 (RMB 30,000,000), fully funded
	●	Production and sales of high efficiency permanent magnetic separator and comprehensive utilization system.
Wuhan HOST	● ● ●	A PRC limited liability company Incorporated on October 27, 2010 Registered capital of USD 750,075 (RMB 5,000,000), fully funded	16.7%owned by Shengrong WFOE and 83.3% owned by Hubei Shengrong
	●	Research, development, production and sale of coating materials.
Shanghai Host Coating Materials Co., Ltd. (“Shanghai HOST”)	● ● ●	A PRC limited liability company Incorporated on December 11, 2014 Registered capital of USD 3,184,371 (RMB 20,000,000), to be fully funded by November 2024	80% owned by Wuhan HOST
	●	No operations and no capital contribution has been made as of September 30, 2018
TJComex BVI*	● ●	A British Virgin Island company Incorporated on March 8, 2016	100% owned by China Sunlong
TJComex HK*	● ●	A Hong Kong company Incorporated on March 19, 2014	100% owned by TJComex BVI
TJComex WFOE*	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TJComex HK
	●	Incorporated on March 10, 2004
	●	Registered capital of USD 200,000
TJComex Tianjin*	● ●	A PRC limited liability company Incorporated on November 19, 2007	100% owned by TJComex WFOE
	●	Registered capital of USD 7,809,165 (RMB 55,000,000)
	●	General merchandise trading business and related consulting services

*	Disposed on April 2, 2018

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

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Translation adjustments included in accumulated other comprehensive income (loss) amounted to $(1,878,289) and $701,217 as of September 30, 2018 and December 31, 2017, respectively. The balance sheet amounts, with the exception of shareholders’ equity at September 30, 2018 and December 31, 2017 were translated at 6.87 RMB and 6.51 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the three months ended September 30, 2018 and 2017 were 6.81 RMB and 6.67 RMB, respectively, and for nine months ended September 30, 2018 and 2017 were 6.52 RMB and 6.80 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet.

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

After the Company evaluated all the above considerations, the Company established a policy to provide a provision of 20% for accounts receivable outstanding more than 3 months but less than 6 months, 40% for accounts receivable outstanding more than 6 months but less than 9 months, 60% for accounts receivable outstanding more than 9 months but less than 1 year, and 100% for accounts receivable outstanding more than 1 year. As of September 30, 2018 and December 31, 2017, $4,141,557 and $6,674,834 were recorded for allowance for doubtful accounts, respectively.

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the first-in-first-out method in Hubei Shengrong and weighted average method in Wuhan HOST. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory when the carrying value exceeds net realizable value. As of September 30, 2018 and December 31, 2017, no obsolescence and cost in excess of net realizable value were recorded for allowance.

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

Impairment for long-lived assets

Long-lived assets, including plant, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2018 and December 31, 2017, no impairment of long-lived assets was recognized.

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

Revenue recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018.  This did not result in an adjustment to retained earnings upon adoption of this new guidance as the Company’s revenue, other than retainage revenues, was recognized based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations. However, the impact of the Company’s retainage revenue was not material as of the date of adoption, and as a result, did not result in an adjustment.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.  The Company’s revenue streams are primarily recognized at a point in time except for the retainage revenues where the retainage periods are recognized over the retainage period, usually is a period of twelve months.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition except its retainage revenues.

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

Revenue from equipment and systems and revenue from trading and others are recognized at the date of goods delivered and title passed to customers, when a formal arrangement exists, the price is fixed or determinable, the Company has no other significant obligations and collectability is reasonably assured. Such revenues are recognized at a point in time after all performance obligations are satisfied. In addition, training service revenues are recognized when the services are rendered and the Company has no other obligations, and collectability is reasonably assured. These revenues are recognized at a point in time.

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as warranty retainage during the retainage period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty retainage claims historically. Due to the infrequent and insignificant amount of warranty retainage claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty retainage are recognized over the retainage period over 12 months. For the three and nine months ended September 30, 2018, less than 5% of our retainage revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying unaudited condensed statements of income and comprehensive income.

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

As of September 30, 2018, the Company has six outstanding contracts signed with approximately $7.1 million of revenue for equipment and systems to be completed within one year.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2018	2017	2018	2017
Revenues – Equipment and systems	$509,186	$5,130,616	$15,395,825	$18,365,058
Revenues – Trading and others	1,064,493	8,417,588	1,894,488	19,980,554
Revenues – Coating materials	1,544,466	-	2,653,187	-
Total revenues	$3,118,145	$13,548,204	$19,943,500	$38,345,612

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, the Company’s PRC tax returns filed for 2015, 2016 and 2017 remain subject to examination by any applicable tax authorities.

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

Recently issued accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016- 02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The Company has not yet evaluated the impact of the adoption of ASU 2016-02 on the Company’s unaudited condensed consolidated financial statement presentation or disclosures.

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

For the three and nine months ended September 30, 2017, the impact of the acquisition of TJComex BVI to the unaudited condensed consolidated statements of income and comprehensive income was not material.

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

As of April 2, 2018, the net assets of TJComex BVI were $16,598 and will be recorded as a loss from disposal of subsidiary in the unaudited condensed consolidated financial statements for the period ending September 30, 2018. As TJComex operating revenue was less than 1% of the Company’s revenue and the disposal did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations for TJComex were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

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

For the three and nine months ended September 30, 2018 and 2017, the impact of the acquisition of Wuhan HOST to the unaudited condensed consolidated statements of income and comprehensive income was not material.

Note 4 – Accounts receivable and accounts receivable – related party

Accounts receivable consist of the following:

	September 30, 2018	December 31, 2017

Accounts receivable	$15,194,554	$21,187,472
Accounts receivable – related party	1,106,420	-
Less: Allowance for doubtful accounts	(4,141,557)	(6,674,834)
Total accounts receivable, net	$12,159,417	$14,512,638

Movement of allowance for doubtful accounts is as follows:

	September 30, 2018	December 31, 2017

Beginning balance	$6,674,834	$-
Beginning balance from Wuhan HOST	218,152	-
Addition	46,368	6,428,261
Recovery	(2,419,118)	-
Exchange rate effect	(378,679)	246,573
Ending balance	$4,141,557	$6,674,834

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2018	December 31, 2017

Raw materials	$7,416	$-
Work in progress	5,607,073	9,203,623
Finished goods	-	39,865
Total inventories	$5,614,489	$9,243,488

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2018	December 31, 2017

Building	$5,633,852	$1,545,861
Production equipment	1,144,297	195,735
Office equipment and furniture	55,330	157,286
Automobile	-	39,298
Leasehold improvement	297,085	1,805,521
Subtotal	7,130,564	3,743,701
Less: accumulated depreciation and amortization	(1,070,261)	(1,555,566)
Total	$6,060,303	$2,188,135

Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 amounted to $118,867 and $48,220, respectively, and for the nine months ended September 30, 2018 and 2017 amounted to $259,390 and $115,695, respectively.

Note 7 – Intangible assets, net

Intangible assets consist of the following:

	September 30, 2018	December 31, 2017

Land use rights	$1,483,180	$-
Patents	3,621,983	3,240,137
Software	10,238	-
Less: accumulated amortization	(2,246,496)	(2,037,097)
Net intangible assets	$2,868,905	$1,203,040

Amortization expense for the three months ended September 30, 2018 and 2017 amounted to $75,189 and $64,899, respectively, and for the nine months ended September 30, 2018 and 2017 amounted to $220,335 and $192,702, respectively.

The estimated amortization is as follows:

Twelve months ending September 30,	Estimated amortization expense

2019	$262,234
2020	176,082
2021	175,037
2022	175,037
2023	172,832
Thereafter	1,907,683
Total	$2,868,905

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Related party balances and transactions

Related party balances

a.	Accounts receivable – related party:

Name of related party	Relationship	September 30, 2018	December 31, 2017

Wuhan Modern Industry Technology Research Institution (“Wuhan Modern”)	Under common control of former CEO of Wuhan Host and current shareholder of Company	$1,065,657	$-

b.	Other receivable – related party:

Name of related party	Relationship	September 30, 2018	December 31, 2017

Fujian Shengrong	20% subsidiary	$2,161	$-

The Company advanced funds to the related cooperative for daily operating purposes, and those funds will be returned to the Company by the end of 2018.

c.	Other payables – related parties:

Name of related party	Relationship	September 30, 2018	December 31, 2017

Jiazhen Li	CEO, Former Co-Chairman	$712,265	$304,833
Chuanliu Ni	Co-Chairman	325,907	848,493
Xiaoyan Shen	CFO	-	1,408
Zhong Hui Holding Limited	Shareholder of the Company	140,500	-
Chunyong Zheng	Spouse of shareholder of the Company	2,547,168	-
Long Liao	Shareholder of the Company	72,791	-
Wuhan Modern	Under common control of shareholder of the Company	931,963	-
TJComex Tianjin	Former subsidiary and under common control of Chuanliu Ni, Co-Chairman of the Company	72,791	-
Total		$4,803,385	$1,154,734

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Debt

Short term loan

Short term loan due to bank is as follows:

Short term loans	Maturities	Weighted average interest rate	Collateral/Guarantee	September 30, 2018	December 31, 2017

Loan from Wuhan Rural Commercial Bank	July 25, 2019	7.35%	Guaranteed by Hubei Changyang Hongrong Environmental Protection Science and Technology Co. Ltd., a related party and pledged with its patent as a collateral	$2,183,724	$2,305,316

Third party loan

In April 2017, the Company obtained an unsecured loan from an unrelated third party in the amount of $144,887 (RMB 1,000,000) due on April 27, 2018 with an annual interest rate of 10%. The due date for this loan has been extended to October 27, 2018.

Interest expense for the three months ended September 30, 2018 and 2017 amounted to $40,594 and $42,715, respectively, and for the nine months ended September 30, 2018 and 2017 amounted to $135,328 and $127,551, respectively.

Note 10 – Taxes

Income tax

United States

TMSR was organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018. TMSR had no taxable income for United States income tax purposes for the three months ended September 30, 2018. TMSR’s U.S. net operating loss for the nine months ended September 30, 2018 amounted to approximately $50,000. As of September 30, 2018, TMSR’s net operating loss carry forward for United States income taxes was approximately $10,000. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

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

Significant components of the provision for income taxes are as follows:

	For the three months ended September 30, 2018	For the three months ended September 30, 2017

Current	$129,030	$913,286
Deferred	(71,676)	(434,588)
Total provision for income taxes	$57,354	$478,698

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017

Current	$382,389	$2,904,702
Deferred	356,895	(434,588)
Total provision for income taxes	$739,284	$2,470,114

Under the Income Tax Laws of the PRC, companies are subject to income tax at a rate of 25%. However, Hubei Shengrong obtained the “high-tech enterprise” tax status in 2014, which reduced its statutory income tax rate to 15% from 2014 to 2016. Hubei Shengrong renewed its “high-tech enterprise” status in December 2016, which continued to reduce its statutory income rate to 15% from 2017 to 2019. Wuhan Host also obtained the “high-tech enterprise” tax status in 2016, which reduced its statutory income tax rate to 15% from 2016 to 2019. Tax savings resulted from the reduced statutory income tax rate amounted to $103,481 and $623,883 for the three months ended September 30, 2018 and 2017, respectively, and amounted to $269,284 and $1,934,788 for the nine months ended September 30, 2018 and 2017, respectively.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	September 30, 2018	December 31, 2017

Net operating losses carried forward – U.S.	$10,396	$-
Net operating losses carried forward – PRC	-	418,549	*
Bad debt allowance	620,032	980,840
Valuation allowance	(10,396)	(418,549)
Deferred tax assets, net	$620,032	$980,840

* Represents TJ Comex net operating losses carried forward was disposed on April 2, 2018.

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

Taxes payable consisted of the following:

	September 30, 2018	December 31, 2017

VAT taxes payable	$9,410,599	$7,838,111
Income taxes payable	6,070,965	6,798,803
Other taxes payable	1,123,389	924,489
Total	$16,604,953	$15,561,403

Note 11 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of September 30, 2018 and December 31, 2017, no cash were deposited with various financial institutions located in the U.S. As of September 30, 2018 and December 31, 2017, $866,621 and $457,126 and were deposited with various financial institutions located in the PRC, respectively. As of September 30, 2018 and December 31, 2017, $7,809 and $3,186 were deposited with one financial institution located in Hong Kong, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Customer and vendor concentration risk

For the three months ended September 30, 2018, three customers accounted for 20.6%, 18.8% and 10.6% of the Company’s revenues. For the three months ended September 30, 2017, four customers accounted for 29.8%, 29.8%, 26.9% and 13.4% of the Company’s revenues.

For the nine months ended September 30, 2018, two customers accounted for 40.2% and 25.1% of the Company’s revenues. For the nine months ended September 30, 2017, four customers accounted for 25.0%, 24.7%, 14.1% and 14.1% of the Company’s revenues.

As of September 30, 2018, two customers accounted for 49.9% and 32.9% of the Company’s accounts receivable and accounts receivable – related party. As of December 31, 2017, two customers, who are related to each other under common management and ownership, accounted for 45.6% and 43.9% of the Company’s accounts receivable.

For the three months ended September 30, 2018, one supplier accounted for 70.1% of the Company’s total purchases. For the three months ended September 30, 2017, three suppliers accounted for 36.3%, 33.8% and 28.7% of the Company’s total purchases, respectively.

For the nine months ended September 30, 2018, one supplier accounted for 67.9% of the Company’s total purchases. For the nine months ended September 30, 2017, three suppliers accounted for 39.8%, 33.3% and 25.8% of the Company’s total purchases, respectively.

As of September 30, 2018, three suppliers accounted for 35.6%, 33.3% and 30.6% of the Company’s total prepayments; and four suppliers accounted for 21.4%, 17.8%, 16.0% and 10.4% of the Company’s total accounts payable. As of December 31, 2017, three suppliers accounted for 41.2%, 35.9% and 22.8% of the Company’s prepayments; and two suppliers accounted for 40.0% and 29.1% of the Company’s total accounts payable.

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

As of September 30, 2018 and December 31, 2017, Shengrong WFOE (through Hubei Shengrong and Wuhan HOST) attributed $2,259,332 and $2,137,815 of retained earnings for their statutory reserves, respectively.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the foregoing restrictions, Shengrong WFOE are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Shengrong WFOE from transferring funds to China Sunlong in the form of dividends, loans and advances. As of September 30, 2018 and December 31, 2017, amounts restricted are the net assets of Shengrong WFOE, which amounted to $28,874,881 and $27,800,814, respectively.

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

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The summary of warrant activity is as follows:

Average
			Weighted	Remaining
	Warrants	Exercisable	Average	Contractual
	Outstanding	Shares	Exercise Price	Life
December 31, 2017	-	-	$-	-
Granted/Acquired	10,500,000	5,250,000	$5.75	4.41
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
September 30, 2018	10,500,000	5,250,000	$5.75	4.41

The summary of option activity is as follows:

Average
		Weighted	Remaining
	Options	Average	Contractual
	Outstanding	Exercise Price	Life
December 31, 2017	-	$-	-
Granted/Acquired	824,000	$5.00	4.41
Forfeited	-	$-	-
Exercised	-	$-	-
September 30, 2018	824,000	$5.00	4.41

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

Lease commitments

The Company has entered into non-cancellable operating lease agreements for one office, one factory space and one dormitory space for its employees. The office lease is expiring in December 2021 with a monthly rental rate of approximately $4,900. The factory lease is expiring in December 2018 with a monthly rental rate of approximately $5,800. The dormitory lease expired in July 2017, and was extended to December 2019, with a monthly rental rate of approximately $390. The office lease payments for the lease expiring in December 2021 will be paid over three years beginning 2018.

The Company’s commitments for minimum lease payment under these operating leases as of September 30, 2018 are as follow:

Years ending September 30,	Minimum lease payment
2019	$114,478
2020	102,816
2021	101,657
Total minimum payments required	$318,951

Rent expense for the three months ended September 30, 2018 and 2017 were $24,395 and $44,399, respectively, and for the nine months ended September 30, 2018 and 2017 were $117,723 and $135,444, respectively.

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

Overview

TMSR Holding Company Limited (the “Company” or “TMSR”), formerly known as JM Global Holding Company (“JM Global”), was a blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Business Combination”). On June 20, 2018, TMSR consummated the reincorporation. As a result, the Company changed its state of incorporation from Delaware to Nevada, and implemented a 2-for-1 forward stock split of the Company’s common stock (the “Forward Split). The reincorporation and Forward Split were approved by shareholders holding the majority of the outstanding shares of common stock of TMSR on June 1, 2018 at the Annual Meeting of Shareholders.

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

Hubei Shengrong was formed in 2009. Since inception, the company has been focused on the research, development, production and sale of an array of solid waste recycling systems for the mining and industrial sectors in the PRC. Hubei Shengrong’s waste recycling systems provide end users in these markets with a cleaner alternative to traditional waste disposal by significantly reducing solid waste disposed into the environment, and enables end users to extract value from valuable metals and other industrial waste materials in waste disposals.

On February 6, 2018, China Sunlong Environmental Technology Inc. (“China Sunlong”) consummated the business combination (the “Business Combination”) with JM Global pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) dated as August 28, 2017 by and among (i) JM Global; (ii) Zhong Hui Holding Limited; (iii) China Sunlong; (iv) each of the shareholders of China Sunlong named on Annex I of the Share Exchange Agreement (the “Sellers”); and (v) Chuanliu Ni, a Chinese citizen who was the Chief Executive Officer and director of China Sunlong, in the capacity as the representative for the Sellers. Pursuant to the Share Exchange Agreement, JM Global acquired from the Sellers all of the issued and outstanding equity interests of China Sunlong in exchange for 8,995,428 newly-issued shares of common stock of JM Global to the Sellers. The 899,544 shares of these newly-issued shares would be held in escrow for 18 months from the closing date of the Business Combination as a security for China Sunlong and the Sellers' indemnification obligations under the Share Exchange Agreement. This transaction was accounted for as a “reverse merger” and recapitalization at the date of the consummation of the transaction since the shareholders of China Sunlong owned the majority of the outstanding shares of JM Global immediately following the completion of the transaction and JM Global’s operations became the operations of China Sunlong following the transaction. Accordingly, China Sunlong was deemed to be the accounting acquirer in the transaction and the transaction was treated as a recapitalization of China Sunlong.

On October 10, 2017, Hubei Shengrong established a fully owned subsidiary, Fujian Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Fujian Shengrong”), with registered capital of USD 1,518,120 (RMB 10,000,000), to be fully funded by October 10, 2019. Prior to the Company executing the ownership transfer and capital contribution agreement (“Agreement”) on May 30, 2018, Fujian Shengrong had no operations prior to May 30, 2018. Fujian Shengrong was a shell company. On May 30, 2018, Hubei Shengrong signed an Agreement with two unrelated entities for which Hubei Shengrong transfered 80% ownership interest in Fujian Shengrong to these two entities. In return, these two entities were required to contribute cash of approximately USD 5.0 million (RMB 32.0 million) into Fujian Shengrong to acquire the 80% ownership interest and Hubei Shengrong was required to provide approximately USD 1.3 million (RMB 8.0 million) worth of technology services for the Company as a contribution, or 20% of investment, for a total of USD 6.3 million (RMB 40.0 million). As a result, the total investment was changed to 20%, the Company accounted for the investment in Fujian Shengrong using the cost method. Due to that Hubei Shengrong did not provide any cash contribution or technology services to Fujian Shengrong, the investment balance under the cost method investment on September 30, 2018 was $0.

On April 2, 2018, the Company disposed of its subsidiary, TJComex International Group Corporation (“TJComex BVI”), a British Virgin Islands corporation, in consideration of (i) its minimum contribution to the Company’s results of operation, and (ii) the unsatisfactory synergy between the TJComex BVI business and the rest of the Company’s business. The Company’s made the decision to dispose TJComex BVI to (i) improve the Company’s overall financial condition and results of operations, (ii) reduce the complexity of the Company’s business, (iii) focus the Company’s resources on the solid waste recycling business as well as developing environmental control business opportunities; and (iv) make it possible for the Company to pursue acquisition opportunities for more compatible business. TJComex BVI was transfered to Chuanliu Ni, a Chinese citizen who is the director of China Sunlong. As of April 2, 2018, the net assets of TJComex BVI were valued at $16,598, which was recorded as a loss from the disposal of a subsidiary in the September 30, 2018 unaudited condensed consolidated financial statements. As TJComex BVI’s operating revenue was less than 1% of the Company’s revenue and the disposal did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results, the results of operations for TJComex BVI were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

On April 11, 2018, the Company, Shengrong WFOE and Hubei Shengrong, both of which are the Company’s indirectly owned subsidiaries (collectively “Purchasers”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, and Hubei Zhonggong Materials Group Co., Ltd. (collectively “Sellers” ) and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a company incorporated in China engaged in the research and development, production and sale of coating materials. Pursuant to the Purchase Agreement, the Purchasers acquired all of the outstanding equity interests of Wuhan Host (the “Acquisition”). In exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers paid a total consideration of $11.2 million (“Total Consideration”), of which $ 5.2 million or RMB equivalent was paid in cash (“Cash Consideration”) and $6.0 million was paid in shares of common stock (“Common Stock”), par value $0.0001, of TMSR (“Share Consideration”). The Parties agreed the Share Consideration was1,293,104 shares of common stock based on the closing price of US$4.64 on March 27, 2018. The Share Consideration would be issued in three equal installments, and subject to lock-ups of 12, 24 and 36 months, respectively. The acquisition was closed on May 1, 2018, since when the Company’s business activities added research, development, production and sale of coating materials.

On August 16, 2018, the Company, Shengrong WFOE and Hubei Shengrong, both of which are the Company’s indirectly owned subsidiaries (collectively “Purchasers”), and Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, and Hubei Zhonggong Materials Group Co., Ltd. and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”) (collectively “Sellers” ), entered into a supplement agreement (“Supplement Agreement”), which modified the terms of consideration set forth in the Share Purchase Agreement entered between Purchasers and Sellers on April 11, 2018. Pursuant to the Supplement Agreement, in exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million (“Total Consideration”), of which $ 6.5 million or RMB equivalent shall be paid in cash (“Cash Consideration”) and $4.7 million shall be paid in shares of common stock (“Common Stock”), par value $0.0001, of TMSR (“Share Consideration”). In the Supplement Agreement, both Purchasers and Sellers also agreed to delete the section 3.3 of the Share Purchase Agreement,  a section that stipulates the Share Consideration shall be issued in three equal installments.

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

Our operations are largely affected by the testing result of installed solid waste recycling systems and equipment. If an installed solid waste recycling system or equipment cannot meet the acceptance standards stated on the sales contract, which usually include the outlook of the systems and equipment, the recycled rate of low magnetic catalysts and the physical and chemical index of low magnetic catalysts, then we need to adjust the systems and equipment until their performance meets the acceptance standards. Only after the testing results meet the standards, the products can be considered delivered and title passed to customers, and we can recognize sales.

Our operations are also affected by our estimate of the collectability of accounts receivables and by our annual impairment test on goodwill, of which details are explained below.

Results of Operations

Three Months Ended September 30, 2018 vs. September 30, 2017

				Percentage
	2018	2017	Change	Change
Revenues – Equipment and systems	$506,988	$5,130,616	$(4,623,628)	(90.1%)
Revenues – Trading and others	1,022,817	8,417,588	(7,394,771)	(87.8%)
Revenues – Coating materials	1,544,466	-	1,544,466	100.0%
Total revenues	3,074,271	13,548,204	(10,473,933)	(77.3%)
Cost of Revenues – Equipment and systems	176,570	1,724,716	(1,548,146)	(89.8%)
Cost of Revenues – Trading and others	702,676	5,736,647	(5,033,971)	(87.8%)
Cost of Revenues – Coating materials	1,169,709	-	1,169,709	100.0%
Total cost of revenues	2,048,955	7,461,363	(5,412,408)	(72.5%)
Gross profit	1,025,316	6,086,841	(5,061,525)	(83.2%)
Operating expenses (income)	708,690	3,425,512	(2,716,822)	(79.3%)
Income from operations	316,626	2,661,329	(2,344,703)	(88.1%)
Other expense, net	(17,771)	(57,988)	(40,217)	(69.4%)
Provision for income taxes	57,354	478,698	(421,344)	(88.0%)
Net income	$241,501	$2,124,643	$(1,883,142)	(88.6%)

Revenues

The Company’s revenue consists of solid waste recycling systems and equipment revenues, trading revenues and coating materials revenues. Total revenues decreased by approximately $10.4 million, or approximately 77.3%, to approximately $3.1 million for the three months ended September 30, 2018, compared to approximately $13.5 million for the three months ended September 30, 2017. The overall decrease in total revenue was attributable to the decreased sales of solid waste recycling systems and equipment and sales of trading industrial waste materials and was offset by the increased sales of coating materials after the acquisition of Wuhan HOST.

Revenues of solid waste recycling systems and equipment decreased by approximately $4.6 million, or approximately 90.1%, to approximately $0.5 million for the three months ended September 30, 2018, compared to approximately $5.1 million for the three months ended September 30, 2017. The decrease in revenues was primarily attributable to the decrease of solid waste recycling equipment on numbers of units sold. The acceptance inspections of some solid waste recycling system and equipment orders scheduled to be in the three months ended September 30, 2018 were delayed due to severe storm weather condition throughout China which effect its customers’ job site condition, such as flooding effect. As a result, its customers’ needs to postpone the acceptance of their orders and our revenues of solid waste recycling systems and equipment decreased accordingly. Our revenues from solid waste recycling systems and equipment on numbers of units sold and built and its average selling price are summarized as follows:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Change	Change (%)

Solid waste recycling equipment sold	1	9	(8)	(88.9)%
Average selling price	$506,988	$570,069	$(63,081)	(11.1)%

During the three months ended September 30, 2018, we sold 1 unit of solid waste recycling equipment with a selling price of $506,988 as compared to 9 units sold with an average selling price of $570,069 during the three months ended September 30, 2017. The decrease in units sold of 8 units or 88.9% during the three months ended September 30, 2018 as compared to the same period in 2017 were mainly due to the fact that we had less solid waste recycling equipment accepted by customers for the three months ended September 30, 2018 as the aforementioned reason as discussed above. The decrease in average unit price of $63,081 or 11.1% during the three months ended September 30, 2018 as compared to the same period in 2017 was due to the fact that our petroleum catalyst separation equipment, that we sold in the third quarter of 2018, had a lower selling price than other solid waste recycling equipment that we sold in the third quarter of 2017, such as Copper tailings separation equipment and Titanium dioxide separation equipment, which lowered the average selling price. The decrease was also partly due to the 2.2% depreciation of Chinse Reminbi (“RMB”) against the U.S. Dollar ..

Revenues of trading of industrial waste materials and other general merchandises decreased by approximately $7.4 million or 87.8%, to approximately $1.0 million for the three months ended September 30, 2018, compared to approximately $8.4 million for the three months ended September 30, 2017. The decrease in revenues was attributable to the decreased amount of industrial waste materials traded during the three months ended September 30, 2018 as compared to the same period in 2017. Our revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide	$293,018	$3,063,252	$(2,770,234)	(90.4%)
Petroleum FCC Catalyst	293,018	2,049,064	(1,756,046)	(85.7%)
Ilmenite Tailings	187,191	1,747,370	(1,560,179)	(89.3%)
Copper Smelting Tailings	249,590	1,553,218	(1,303,629)	(83.9%)
Others revenues	-	4,684	(4,684)	(100.0%)
Total	$1,022,817	$8,417,588	$(7,394,771)	(87.8%)

Our total sold quantity of each kind of industrial waste materials and their average selling price are summarized as follows:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	225	2,400	(2,175)	(90.6%)
Average selling price	$1,302	$1,276	$26	2.0%
Petroleum FCC Catalyst (quantity in tons)	225	1,600	(1,375)	(85.9%)
Average selling price	$1,302	$1,281	$21	1.6%
Ilmenite Tailings (quantity in tons)	225	2,100	(1,875)	(89.3%)
Average selling price	$832	$832	$-	0.0%
Copper Smelting Tailings (quantity in tons)	225	1,400	(1,175)	(89.3%)
Average selling price	$1,109	$1,109	$-	0.0%

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

During the three months ended September 30, 2018, the decrease of revenues from trading industrial waste materials was due to the fact that we only generated revenues from trading an aggregate of 900 tons of Acid Hydrolysis Titanium Dioxide, Petroleum FCC Catalyst, Ilmenite Tailings and Copper Smelting Tailings compared to an aggregate of 7,500 tons during the same period in 2017. Our trading of industrial waste materials are dependent on the progress of our recycling equipment end users and when they are able to sell those industrial waste materials to our suppliers to process the waste. During the three months ended September 30, 2018, we had less resources to trade the aforementioned industrial waste materials as compared to the same period in 2017 as the enterprises who has the resources of the industrial waste materials were closed for production during the three months ended September 30, 2018 due to inspection from the environment group of the Chinese government until the enterprises were able to pass the environmental inspection, which reduced the resource for our trading of industrial waste materials.

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

Cost of Revenues

The Company’s cost of revenues consists of cost of solid waste recycling systems and equipment revenues, cost of trading revenues, and cost of coating materials. Total cost of revenues decreased by approximately $5.4 million, or approximately 72.5% to approximately $2.0 million for the three months ended September 30, 2018, compared to approximately $7.4 million for the same period in 2017. Our total cost of revenues decreased, which was in line with the decrease of revenues.

Cost of revenues of solid waste recycling systems and equipment decreased by approximately $1.5 million, or approximately 89.8% to approximately $0.2 million for the three months ended September 30, 2018, compared to approximately $1.7 million for the same period in 2017. The decrease in cost of revenues of solid waste recycling systems and equipment was in line with the decrease of sales volume of solid waste recycling equipment.

Cost of revenues of trading of industrial waste materials and others decreased by approximately $5.0 million or 87.8%, to approximately $0.7 million for the three months ended September 30, 2018, compared to $5.7 million for the same period in 2017. The decrease was in line with the decrease in revenues of trading of industrial waste materials and other general merchandises. Our cost of revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Change	Change (%)
Industrial waste materials trading
Acid Hydrolysis Titanium Dioxide	$195,345	$2,041,305	$(1,845,960)	(90.4%)
Petroleum FCC Catalyst	195,345	1,365,181	(1,169,836)	(85.7%)
Ilmenite Tailings	124,794	1,164,912	(1,040,118)	(89.3%)
Copper Smelting Tailings	187,192	1,164,914	(977,722)	(83.9%)
Others cost of revenues	-	335	(335)	(100.0%)
Total	$702,676	$5,736,647	$(5,033,971)	(87.8%)

Our total sold quantity of each kind of industrial waste materials and their average purchasing price are summarized as follows:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	225	2,400	(2,175)	(90.6%)
Average unit cost	$868	$851	$17	2.0%
Petroleum FCC Catalyst (quantity in tons)	225	1,600	(1,375)	(85.9%)
Average unit cost	$868	$853	$15	1.8%
Ilmenite Tailings (quantity in tons)	225	2,100	(1,875)	(89.3%)
Average unit cost	$555	$555	$-	0.0%
Copper Smelting Tailings (quantity in tons)	225	1,400	(1,175)	(83.9%)
Average unit cost	$832	$832	$-	0.0%

Gross Profit

The Company’s gross profit decreased by approximately $5.1 million, or 83.2%, to approximately $1.0 million during the three months ended September 30, 2018, from approximately $6.1 million for the three months ended September 30, 2017. For the three months ended September 30, 2018 and 2017, the Company’s gross margin was approximately 33.4% and 44.9%, respectively. The decrease in gross margin was primarily due to the newly added business of producing and selling coating materials after our acquisition of Wuhan HOST in May 2018. The gross margin of coating materials was approximately 24.3% for the three months ended September 30, 2018. The decrease was also partly due to the depreciation of Chinse Reminbi (“RMB”) against U.S. Dollar of 2.2%. The decrease in gross margin was also due to more of the lower profit margin industrial waste materials of Ilmenite Tailing and Copper Smelting Tailings being sold during the three months September 30, 2018 as compared to more of the higher profit margin industrial waste materials of Acid Hydrolysis Titanium and Petroleum FCC Catalyst being sold during the three months ended September 30, 2017. As a result, the gross margin percentage for our trading operations and others decreased from 44.9% for the three months ended June 30, 2017 to 33.4% for the three months ended September 30, 2018.

Operating Expenses (Income)

The Company’s operating expenses (income) include selling, general and administrative (“SG&A”) expenses and recovery of doubtful accounts. SG&A expenses decreased by approximately $0.3 million, by approximately 56.5%, from approximately $0.5 million for the three months ended September 30, 2017 to $0.2 million for the three months ended September 30, 2018. The decrease in selling, general and administrative expenses was primarily due to the decrease of professional fees of $0.4 million, such as audit, legal, consulting, public relation, and other professional fees in relation to the business combination between JM Global and China Sunlong in February 2018, acquisition of Wuhan HOST audit, accounting and legal advisory services, as these services are completed prior to the three months ended September 30, 2018. The decrease was offset by the increase of $0.1 million SG&A expenses incurred in Wuhan HOST, our new acquired subsidiary in May 2018.

We provided a provision for doubtful accounts of approximately $0.5 million during the three months ended September 30, 2018 as compared to approximately $2.9 million during the three months ended September 30, 2017. At the beginning of 2017, we were trying to expand our trading of industrial waste materials business and gaining market shares by granting a 30 days credit term of the revenue to our customers. We did not collect our accounts receivable per credit term as expected. As a result, we started to assess the potential losses and provide provision of allowances on the accounts receivable during the three months ended September 30, 2017.

Income from Operations

As a result of the foregoing, income from operations for the three months ended September 30, 2018 was approximately $0.3 million, a decrease of approximately $2.3 million, or approximately 88.1%, from approximately $2.6 million for the three months ended September 30, 2017. As a percentage of total revenues, income from operations decreased to approximately 10.3% during the three months ended September 30, 2018 from approximately 19.6% during the same period in 2017. The decrease was mostly driven by the decrease of revenues from the higher profit margin products, solid waste recycling equipment and industrial waste materials and the increase of revenues from the lower profit margin products, coating materials as discussed above.

Other Income (Expense)

The Company’s other income (expense) consists of interest income, interest expense and other income (expense), net. The Company’s other expense was approximately $18,000 during the three months ended September 30, 2018, an decrease of approximately $40,000, or approximately 69.4%, as compared to other expenses of approximately $58,000 during the same period in 2017. The decrease was mainly attributable to the approximately $24,000 currency exchange gain and approximately $14,000 less non-operating expenses during the three months ended September 30, 2018.

Provision for Income Taxes

The Company’s provision for income tax was approximately $57,000 during the three months ended September 30, 2018, compared to approximately $0.5 million for the same period in 2017. Under the Income Tax Laws of the PRC, companies are generally subject to income tax at a rate of 25%. However, the Company’s 100% subsidiary, Hubei Shengrong, obtained the “high-tech enterprise” tax status in 2014, which reduced its statutory income tax rate to 15%. Hubei Shengrong renewed its “high-tech enterprise” status in December 2016, which continued to reduce its statutory income rate to 15% from 2017 to 2019. The decrease in provision for income taxes is in line with the decrease in income before income taxes. However, we have incurred approximately $0.1 million of non-deductible expenses for income tax purpose, as a result the effective tax rate increased from 18.4% for the three months ended September 30, 2017 to 19.2% for the three months ended September 30, 2018.

Net Income

As a result of the foregoing, net income decreased by approximately $1.9 million, or 88.6%, to approximately $0.2 million for the three months ended September 30, 2018, from approximately $2.1 million for the same period in 2017.

Nine Months Ended September 30, 2018 vs. September 30, 2017

				Percentage
	2018	2017	Change	Change
Revenues – Equipment and systems	$15,393,627	$18,365,058	$(2,971,431)	(16.2)%
Revenues – Trading and others	1,852,812	19,980,554	(18,127,742)	(90.7)%
Revenues – Coating materials	2,653,187	-	2,653,187	100.0%
Total revenues	19,899,626	38,345,612	(18,445,986)	(48.1)%
Cost of Revenues – Equipment and systems	12,944,978	5,937,155	7,007,823	118.0%
Cost of Revenues – Trading and others	1,295,066	13,148,665	(11,853,599)	(90.2)%
Cost of Revenues – Coating materials	1,838,776	-	1,838,776	100.0%
Total cost of revenues	16,078,820	19,085,820	(3,007,000)	(15.8)%
Gross profit	3,820,806	19,259,792	(15,438,986)	(80.2)%
Operating expenses (income)	(19,854)	4,012,197	(4,032,051)	(100.5)%
Income from operations	3,840,660	15,247,595	(11,406,935)	(74.8)%
Other expense, net	(91,367)	(157,582)	(66,215)	(42.0)%
Provision for income taxes	739,284	2,470,114	(1,730,830)	(70.1)%
Net income	$3,010,009	$12,619,899	$(9,609,890)	(76.1)%

Revenues

The Company’s revenue consists of solid waste recycling systems and equipment revenues, trading revenues and coating materials revenues. Total revenues decreased by approximately $18.4 million, or approximately 48.1%, to approximately $19.9 million for the nine months ended September 30, 2018, compared to approximately $38.3 million for the nine months ended September 30, 2017. The overall decrease in total revenue was attributable to the decreased sales of solid waste recycling systems and equipment and trading industrial waste materials and offset by the increased sales of coating materials after the acquisition of Wuhan HOST.

Revenues of solid waste recycling systems and equipment decreased by approximately $3.0 million, or approximately 16.2%, to approximately $15.4 million for the nine months ended September 30, 2018, compared to approximately $18.4 million for the nine months ended September 30, 2017. The decrease in revenues was primarily attributable to the decrease of solid waste recycling equipment orders. We have allocated our resources to the solid waste recycling system orders during the nine months ended September 30, 2018 but the systems take a longer time to build than a solid waste equipment. As a result, our revenues of solid waste recycling systems and equipment decreased accordingly. Our revenues from solid waste recycling systems and equipment on numbers of units sold and built and its average selling price are summarized as follows:

	For the Nine months ended September 30, 2018	For the Nine months ended September 30, 2017	Change	Change (%)

Solid waste recycling equipment sold	7	32	(25)	(78.1%)
Average selling price	$525,035	$573,908	$(48,873)	(8.5%)
Solid waste recycling system infrastructure sold	3	-	3	100.0%
Average selling price	$3,906,128	$-	$3,906,128	100.0%

During the nine months ended September 30, 2018, we sold 7 units of solid waste recycling equipment with an average selling price of $525,035 per unit as compared to 32 units sold with an average selling price of $573,908 during the nine months ended September 30, 2017. The decrease in units sold of 25 units or 78.1% during the nine months ended September 30, 2018 as compared to the same period in 2017 were mainly due to our allocations of our resource to the solid waste recycling system infrastructure and the delayed acceptance of some solid waste recycling equipment. We did not have any solid waste recycling infrastructure systems accepted by customers for the nine months ended September 30, 2017. The decrease in average unit price of $48,873 or 8.5% during the nine months ended September 30, 2018 as compared to the same period in 2017 was due to the fact that our petroleum catalyst separation equipment, that we sold in the nine months ended September 30, 2018, had a lower selling price than other solid waste recycling equipment that we sold in the nine months ended September 30, 2017, such as Copper tailings separation equipment and Titanium dioxide separation equipment, which lowered the average selling price. The decrease was partly offset by the appreciation of Chinse Reminbi (“RMB”) against U.S. Dollar of 4.2%.

During the nine months ended September 30, 2018, we completed the sales of 3 units of solid waste recycling infrastructure systems with an average selling price of $3,906,128 per unit. We did not recognize any solid waste recycling infrastructure systems revenue for the nine months ended September 30, 2017 because we allocated our resources to the manufacture solid waste recycling system infrastructure for the nine months ended September 30, 2018 as compared to the same period in 2017 where we allocated our resources to manufacture solid waste recycling equipment.

Revenues of trading of industrial waste materials and other general merchandises decreased by approximately $18.1 million or 90.7%, to approximately $1.9 million for the nine months ended September 30, 2018, compared to approximately $20.0 million for the nine months ended September 30, 2017. The decrease in revenues was attributable to the decreased amount of industrial waste materials traded during the nine months ended September 30, 2018 as compared to the same period in 2017. Our revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the Nine months ended September 30, 2018	For the Nine months ended September 30, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide	$293,018	$9,463,536	$(9,170,518)	(96.9)%
Petroleum FCC Catalyst	293,018	6,967,293	(6,674,275)	(95.8)%
Ilmenite Tailings	542,625	1,747,370	(1,204,745)	(68.9)%
Copper Smelting Tailings	723,500	1,553,218	(829,718)	(53.4)%
Others revenues	651	249,137	(248,486)	(99.7)%
Total	$1,852,812	$19,980,554	$(18,127,742)	(90.7)%

Our total sold quantity of each kind of industrial waste materials and their average selling price are summarized as follows:

	For the Nine months ended September 30, 2018	For the Nine months ended September 30, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	225	7,780	(7,555)	(97.1)%
Average selling price	$1,302	$1,216	$86	7.1%
Petroleum FCC Catalyst (quantity in tons)	225	5,780	(5,555)	(96.1)%
Average selling price	$1,302	$1,205	$97	8.0%
Ilmenite Tailings (quantity in tons)	625	2,100	(1,475)	(70.2)%
Average selling price	$868	$832	$36	4.3%
Copper Smelting Tailings (quantity in tons)	625	1,400	(775)	(55.4)%
Average selling price	$1,158	$1,109	$49	4.4%

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

During the nine months ended September 30, 2018, the decrease of revenues from trading industrial waste materials was due to the fact that we only generated revenues from trading an aggregate of 1,700 tons of Acid Hydrolysis Titanium Dioxide, Petroleum FCC Catalyst, Ilmenite Tailings and Copper Smelting Tailings as compared to an aggregate of 17,060 tons during the same period in 2017. Our trading of industrial waste materials are dependent on the progress of our recycling equipment end users and when they are able to sell those industrial waste materials to our suppliers to process the waste. During the nine months ended September 30, 2018, we had less resources to trade the aforementioned industrial waste materials as compared to the same period in 2017 as the enterprises who has the resources of the industrial waste materials were closed for production during the nine months ended September 30, 2018 due to inspection from the environment group of the Chinese government until the enterprises were able to pass the environmental inspection, which reduced the resource for our trading of industrial waste materials.

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

Our customers who order the industrial waste materials from us are able to manufacture from these processed industrial waste materials and turned them into variety of materials used for decoration, such as plastic wood, interior wall decorative panels and stone plastic imitation wood flooring. The decoration materials made from these processed industrial waste materials are much cheaper than using other environmentally friendly raw materials, and generally have better qualities. We evaluate prices of similar raw materials for construction and then set a price with these two customers. We believe our customers might be able to obtain government support and grant for using these industrial waste materials products.

In addition, environment risk does not appears to be applied to us since we are assisting the end users of our solid waste recycling equipment to reduce their solid waste discharge and we did not create any environment effect or risk.

Cost of Revenues

The Company’s cost of revenues consists of cost of solid waste recycling systems and equipment revenues, cost of trading revenues, and cost of coating materials. Total cost of revenues decreased by approximately $3.0 million, or approximately 15.8% to approximately $16.1 million for the nine months ended September 30, 2018, compared to approximately $19.1 million for the same period in 2017. Our total cost of revenues decreased which was in line with the decrease of solid waste systems revenues because solid waste recycling infrastructure systems generally have a higher cost and selling price than solid waste recycling equipment.

Cost of revenues of solid waste recycling systems and equipment increased by approximately $7.0 million, or approximately 118.0% to approximately $12.9 million for the nine months ended September 30, 2018, compared to approximately $5.9 million for the same period in 2017. The increase in cost of revenues of solid waste recycling systems and equipment was primarily associated with the increase of sales volume of solid waste recycling systems as they have a much higher cost than solid waste recycling equipment because manufacturing those systems requires more materials in quantities and with more expensive materials, as well as the increase of unit purchase cost of steel and longer labor hours with the increase of overhead manufacturing cost.

Cost of revenues of trading of industrial waste materials and others decreased by approximately $11.8 million or 90.2%, to approximately $1.3 million for the nine months ended September 30, 2018, compared to $13.1 million for the same period in 2017. The decrease was in line with the decrease in revenues of trading of industrial waste materials and other general merchandises. Our cost of revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the Nine months ended September 30, 2018	For the Nine months ended September 30, 2017	Change	Change (%)
Industrial waste materials trading
Acid Hydrolysis Titanium Dioxide	$195,345	$6,226,745	$(6,031,400)	(96.9)%
Petroleum FCC Catalyst	195,345	4,562,583	(4,367,238)	(95.7)%
Ilmenite Tailings	361,750	1,164,912	(803,162)	(68.9)%
Copper Smelting Tailings	542,626	1,164,914	(622,288)	(53.4)%
Others cost of revenues	-	29,511	(29,511)	(100.0)%
Total	$1,295,066	$13,148,665	$(11,853,599)	(90.2)%

Our total sold quantity of each kind of industrial waste materials and their average purchasing price are summarized as follows:

	For the Nine months ended September 30, 2018	For the Nine months ended September 30, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	225	7,780	(7,555)	(97.1)%
Average unit cost	$868	$800	$68	8.5%
Petroleum FCC Catalyst (quantity in tons)	225	5,780	(5,555)	(96.1)%
Average unit cost	$868	$789	$79	10.0%
Ilmenite Tailings (quantity in tons)	625	2,100	(1,475)	(70.2)%
Average unit cost	$579	$555	$24	4.3%
Copper Smelting Tailings (quantity in tons)	625	1,400	(775)	(55.4)%
Average unit cost	$868	$832	$36	4.3%

Gross Profit

The Company’s gross profit decreased by approximately $15.4 million, or 80.2%, to approximately $3.8 million during the nine months ended September 30, 2018, from approximately $19.2 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, the Company’s gross margin was approximately 19.2% and 50.2%, respectively. The decrease in gross margin was primarily due to the increase of sales volume of solid waste recycling systems as they have a much higher cost than solid waste recycling equipment, which in turn, decreased our gross margin percentage from 67.7% for the nine months ended September 30, 2017 to 15.9% for the nine months ended September 30, 2018. The decrease in gross margin was also due to more of the lower profit margin industrial waste materials of Ilmenite Tailing and Copper Smelting Tailings being sold during the nine months September 30, 2018 as compared to the higher profit margin industrial waste materials of Acid Hydrolysis Titanium and Petroleum FCC Catalyst being sold during the nine months ended September 30, 2017. As a result, the gross margin percentage for our trading operations and others decreased from 34.2% for the nine months ended September 30, 2017 to 30.1% for the nine months ended September 30, 2018. The decrease in gross margin was also due to the newly added business of producing and selling coating materials after our acquisition of Wuhan HOST in May 2018. The gross margin of coating materials was approximately 30.7% for the nine months ended September 30, 2018.

Operating Expenses (Income)

The Company’s operating expenses (income) include selling, general and administrative (“SG&A”) expenses and recovery of doubtful accounts. SG&A expenses increased by approximately $1.2 million, by approximately 111.2%, from approximately $1.1 million for the nine months ended September 30, 2017 to approximately $2.3 million for the nine months ended September 30, 2018. The increase in selling, general and administrative expenses was primarily due to the increase of professional fees of $1.0 million, such as audit, legal, consulting, public relation, and other professional fees in relation to the business combination between JM Global and China Sunlong in February 2018, acquisition of Wuhan HOST audit, accounting and legal advisory services, and being a public company thereafter for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase also attributable to the increase of $0.2 million SG&A expenses incurred in Wuhan HOST, our new acquired subsidiary in May 2018, offset by the decrease of approximately $0.1 million SG&A expenses in TJComex BVI which we disposed in April 2018.

We recovered doubtful accounts of approximately $2.4 million during the nine months ended September 30, 2018. At the beginning of 2017, we were trying to expand our trading of industrial waste materials business and gaining market shares by granting a 30 days credit term of the revenue to our customers. We did not collect our accounts receivable per credit term as expected. As a result, we had to assess the potential losses and provide provision of allowances on the accounts receivable for the year ended December 31, 2017. However, for the nine months ended September 30, 2018, we were able to collect some of the accounts receivable that were previously reserved, so we recovered those doubtful accounts charges.

Income from Operations

As a result of the foregoing, income from operations for the nine months ended September 30, 2018 was approximately $3.8 million, a decrease of approximately $11.4 million, or approximately 74.8%, from approximately $15.2 million for the nine months ended September 30, 2017. As a percentage of total revenues, income from operations decreased to approximately 19.3% during the nine months ended September 30, 2018 from approximately 39.8% during the same period in 2017. The decrease was mostly driven by the increase of revenues from the lower profit margin products, solid waste recycling systems and the decrease of revenues from the higher profit margin products, solid waste recycling equipment as discussed above.

Other Income (Expense)

The Company’s other income (expense) consists of interest income, interest expense and other income (expense), net. The Company’s other expense was approximately $91,000 during the nine months ended September 30, 2018, an decrease of approximately $66,000, or approximately 42.0%, as compared to other expenses of approximately $157,000 during the same period in 2017. The decrease of other expense was mainly attributable to currency exchange gains of approximately $69,000 recognized and the decrease of non-operating expense for approximately $4,000 and offset by the increase of interest expense of approximately $8,000 during the nine months ended September 30, 2018.

Provision for Income Taxes

The Company’s provision for income tax was approximately $0.7 million during the nine months ended September 30, 2018, compared to approximately $2.5 million for the same period in 2017. Under the Income Tax Laws of the PRC, companies are generally subject to income tax at a rate of 25%. However, the Company’s 100% subsidiary, Hubei Shengrong, obtained the “high-tech enterprise” tax status in 2014, which reduced its statutory income tax rate to 15%. Hubei Shengrong renewed its “high-tech enterprise” status in December 2016, which continued to reduce its statutory income rate to 15% from 2017 to 2019. The decrease in provision for income taxes is in line with the decrease in income before income taxes. However, we have incurred approximately $1.0 million of non-deductible expenses for income tax purpose, as a result the effective tax rate increased from 16.4% for the nine months ended September 30, 2017 to 19.7% for the nine months ended September 30, 2018.

Net Income

As a result of the foregoing, net income decreased by approximately $9.6 million, or 76.1%, to approximately $3.0 million for the nine months ended September 30, 2018, from approximately $12.6 million for the same period in 2017.

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

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as retainage during the warranty period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty claims historically. Due to the infrequent and insignificant amount of warranty claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty are recognized over the warranty period over 12 months. For the three and nine months ended September 30, 2018, less than 5% of our warranty revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying unaudited condensed statements of income and comprehensive income.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of September 30, 2018, our net working capital was approximately $23.7 million.

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

Prepayments

As of September 30, 2018, we prepaid approximately $32.0 million to our vendors for inventory purchases, of which approximately $10.6 million were prepaid primarily related to our solid waste recycling systems and equipment operations and approximately $21.2 million were prepaid primarily related to our trading of industrial waste materials operations. We are required to make such prepayments for our systems and equipment operations because the orders that we placed had unique specifications with such a high volume, we must make such prepayments in order for us to secure our purchases to meet our production timely. We are required to make such prepayments for our trading operations because the orders that we placed had unique processing specifications, our suppliers will not process the industrial waste materials without getting any prepayments from us. In addition, our vendors can provide us with better pricing on these purchases by making such prepayments. We expect that we should be able to utilize all of our prepayments as of September 30, 2018 for the next twelve months. No loss allowance were required as none of these vendors have ever failed to meet the contractual obligation on our purchase orders. None of these vendors are related to our Company or any of our managements.

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2018 and 2017.

	For the Nine months ended September 30,
	2018	2017

Net cash (used in) provided by operating activities	$(1,915,772)	$109,462
Net cash provided by investing activities	1,744,711	21,578
Net cash provided by (used in) financing activities	676,404	(242,147)
Effect of exchange rate change on cash	(77,982)	24,585
Net change in cash	$427,361	$(86,522)

As of September 30, 2018 and December 31, 2017, the Company had cash in the amount of $889,244 and $461,883, respectively. As of September 30, 2018, approximately $881,000 and approximately $8,000 were held by the Company’s subsidiaries in the PRC and Hong Kong, respectively. As of December 31, 2017, approximately $459,000 and approximately $3,000 were held by the Company’s subsidiaries in the PRC and Hong Kong, respectively.

Operating activities

Net cash used in operating activities was approximately $1.9 million for the nine months ended September 30, 2018, as compared to approximately $0.1 million net cash provided by operating activities for the nine months ended September 30, 2017.  Net cash used in operating activities for the nine months ended September 30, 2018 was mainly due to the recovery of doubtful accounts of approximately $2.4 million as we collected more aged accounts receivables, the increase of notes receivable of approximately $0.4 million as our customers used more notes receivable for payment which we needs to wait approximately 3 to 6 months to deposit the notes, the increase of accounts receivable of approximately $0.4 million as we generated more sales on credits, the increase of approximately $13.8 million of prepayments as the reason as discussed above, and the decrease of approximately $0.3 million of customer deposits after realized more sales during the nine months ended September 30, 2018 of applying such customer deposit, offset by approximately $3.0 million of net income from our operations, the increase of approximately $0.2 million of accumulated depreciation and amortization of fixed assets, various non-cash transactions, such as depreciation and amortization expenses of plant and equipment, amortization of intangible assets, and deferred tax benefit and provision, of approximately $0.8 million, the decrease of approximately $4.7 million of accounts receivable – related party as we have collected more cash on receivables, the increase of approximately $0.2 million of deferred revenue upon adoption of the ASC 606, the decrease of approximately $3.5 million of inventories as we have shipped some solid waste recycling equipment and system to our customers during the nine months ended September 30, 2018, the increase of approximately $0.3 million other payables and accrued liabilities, and the increase of approximately $2.8 million of taxes payable as we have incurred more taxes payable from our operations.

Investing activities

Net cash provided by investing activities was approximately $1.7 million for the nine months ended September 30, 2018, as compared to approximately $22,000 net cash provided by investing activities for the nine months ended September 30, 2017. Net cash provided by investing activities for the nine months ended September 30, 2018 was mainly due to cash amounted to approximately $8.0 million received from JM Global Holding Company through reverse capitalization offset by the acquisition payment on Wuhan HOST of approximately $6.2 million, net of approximately $0.3 million cash held at Wuhan HOST.

Financing activities

Net cash provided by financing activities was approximately $0.7 million for the nine months ended September 30, 2018, as compared to approximately $0.2 million net cash used in financing activities for the nine months ended September 30, 2017. Net cash provided by financing activities for the nine months ended September 30, 2018 was mainly due to the issuance of common stock of approximately $133,000 to a group of unrelated third party investors in the PRC, approximately $2.3 million loan from short-term bank loan, approximately $20,000 loan from a third party and approximately $0.5 million loan from our related party offset by approximately $2.3 million repayment on short-term bank loan.

Risks

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

During the most recently completed fiscal quarter, there has been no other change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Supplement Agreement by and among, TMSR Holding Company Limited, Shengrong Environmental Protection Technology (Wuhan) Co., Ltd., Hubei Shengrong Environmental Protection Energy-Saving Science and Technology Co. Ltd., Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, Hubei Zhonggong Materials Group Co., Ltd., and Wuhan Host Coating Materials Co., Ltd., dated August 16, 2018.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMSR HOLDING COMPANY LIMITED

Date: November 14, 2018	By:	/s/ Jiazhen Li
	Name:	Jiazhen Li
	Title:	Principal Executive Officer