Form 10-K
period 2018-12-31
TMSR HOLDING Co Ltd
filed 2019-04-01
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $4.00, as reported on the Nasdaq Capital Market, was approximately $45 million.

As of March 29, 2019, there were 20,276,698 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

ii

PART I

Item 1. Business

General

Upon consummation of the business combination on February 6, 2018, TMSR Holding Company Limited, (formerly known as JM Global Holding Company), through its subsidiary, China Sunlong Environmental Technology, Inc. (“China Sunlong”), initially primarily engaged in the production and sales of solid waste recycling and comprehensive utilization equipment. After a series of acquisitions and dispositions in 2018, the Company now expand its business into three segments: (1) solid waste recycling systems business; (2) coal and coke wholesale business; and (3) coating materials business.

Disposition of TJComex

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

Acquisition of Wuhan HOST

On May 1, 2018, the Company completed the acquisition of 100% equity interest in Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a PRC corporation engaging in the research and development, production and sale of Zinc-rich coating materials. Wuhan HOST is the largest manufacturer of inorganic Zinc-rich resin and one-component epoxy Zinc-rich resin in China with customers including leading enterprises in various industries such as electricity, metallurgy, machinery, chemicals, bridge and shipping.

Acquisition of Jiangsu Ronghai

On November 30, 2018, the Company completed the acquisition of 100% equity interest in Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), a PRC company incorporated in Jiangsu China, engaging in coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap.

Disposition of Hubei Shengrong

On December 27, 2018, the Company, disposed one of its operating subsidiaries, Hubei Shengrong Environmental Protection and Energy Saving Technology Co., Ltd. (“Hubei Shengrong”) pursuant to that certain Equity Purchase Agreement (the “EPA”) by and among the Company, the Company’s subsidiary Shengrong Environmental Protection Technology (Wuhan) Co. Ltd. (“Shengrong WFOE”), Hubei Shengrong and Hopeway International Enterprises Limited (the “Hoepway”). Pursuant to the EPA, Shengrong WFOE sold 100% equity interests in Hubei Shengrong to Hopeway to irrevocably forfeit and cancel all the shares owned by Hopeway.

After the acquisitions of Wuhan HOST and Jiangsu Ronghai and the dispositions of TJComex and Hubei Shengrong, the Company now has three operating subsidiaries conducting three separate lines of business: research, development and sale of an array of solid waste recycling systems for the mining and industrial sectors (the “solid waste recycling systems business”); coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap (the “coal and coke wholesale business”); and the research and development, production and sale of Zinc-rich coating materials (the “coating materials business”). The solid waste recycling systems business was carried out by Shengrong WFOE, the Company’s indirect subsidiary. The coating materials business was carried out by the Company’s indirect subsidiary, Wuhan HOST. The Company’s recently launched coal and coke wholesale business is carried out by Jiangsu Ronghai, the Company’s VIE entity.

Corporate Structure

The following is an organizational chart setting forth our corporate structure as of the date of this Annual Report.

Industry Overview

Solid Waste Recycling Equipment Industry

According to The 2018 Annual Report On The Prevention And Control Of Environmental Pollution By Large And Medium-Sized Municipal Solid Waste published by the Ministry of Ecology And Environment of The People’s Republic of China in December 2018 , in 2017, approximately 1.31 billion tons of industrial solid waste and 40.101 million tons of Industrial hazardous waste were generated by large and medium-sized cities in the PRC; Meanwhile , according to the status from the Ministry of Industry and Information Technology of the PRC published on May 30, 2018, China's accumulative storage of industrial solid waste exceeds 60 billion tons, covering an area of over 2 million hectares. In the PRC, industrial solid waste is generally handled by one of the following methods:

●	storage in special facilities or sites;

●	disposal in landfills, incineration or related means; and

●	recycling or comprehensive utilization, such as the process utilized by Shengrong, consisting of extracting or converting valuable raw materials from industrial solid waste;

Storage is the most popular method in China which is widely used in all over the country. Approximately 95% of industrial solid waste in the PRC is stored in special facilities and sites, including warehouses for mining slags or tails.

However, the cost of storage, disposal and incineration of industrial solid wastes is high. It is estimated by the Ministry of Environmental Protection of China that during the next several years, the expense for environmental protection will increase by approximately RMB 200 billion annually, with total expenses for environmental protection from 2013 to 2023 expected to be RMB 1.7 trillion, twice the total expenses for environmental protection from 2002 to 2012. In additional, storage and disposal of industrial waste creates numerous challenges because significant land mass is required and disposal causes pollution to the environment.

Shengrong WFOE is addressing this significant unmet need by provide end users in these markets with a clean alternative to traditional waste disposal by significantly reducing of solid waste discharge into the environment and enables such users to extract value from valuable metals and other industrial waste materials.

Solid waste recycling equipment manufacturers typically situated in the upstream supply chain. In China, a broad of range of solid waste processing and recycling equipment hit the market in recent years including solid waste pretreatment equipment, hazardous waste recycling equipment and solid waste incinerators.

Although solid waste recycling equipment industry has an excellent growth potential, it is still a small-scale industry with few full-fledged players. Solid waste recycling and utilization, unlike many western countries, is a relatively new concept in China. As a result, most solid waste recycling equipment manufacturers are currently in their development stage with rudimentary production capabilities. We believe few of them has the capacity to produce a full set of solid waste recycling equipment covering all the industrial needs. These manufacturers are small and medium enterprises plagued by lack of technical support and creativity. Some equipment, such as landfill leachate treatment equipment, large-scale incineration plant, and online environmental monitoring system must be imported almost exclusively from other countries. Because of their lack of research and development capabilities, most solid waste recycling equipment manufacturers have to engage in joint venture with foreign companies. For example, more than 80% of Chinese incineration plant manufacturers have no choice but to partner with foreign companies in order to manufacture their products. Given that these solid waste recycling equipment manufacturers are low-end manufacturers, they frequently operate at lower profit margin than those in the western countries.

As more mandatory energy conservation and emission reduction target-setting policies on the horizon, we believe there will be an increasing demand for high-quality and technologically-advanced solid waste recycling equipment in China, and competition in the solid waste recycling equipment industry will continue to intensify. Solid waste recycling equipment sales will compete not only on price, but also on quality, technology, service and brand.

Chinese Coating Trading Market

According to the preliminary statistics of the bureau of statistics, in 2017, the annual output of 1,380 industrial enterprises above designated size in the coating industry reached 20.364,000 tons, up 12.38% year on year, exceeding the expected output. The main business income of 2,057 industrial enterprises above designated size reached 417.289 billion yuan, up 5.0% year on year. The total output of coatings industry, the main business revenue growth since 2016, continued to grow, in the case of a part of the upstream raw material prices continue to rise still maintained a good growth relative to the chemical industry, in "much starker choices-and graver consequences-in" period, the decisive phase of the well-off society, all kinds of engineering, manufacturing is still a huge demand for coating, will be a period of time in the future continue to maintain high growth.

The main products of Wuhan Host are anticorrosive coatings and water-based anticorrosive coatings. Heavy anticorrosive coating has excellent acid resistance, corrosion resistance, moisture and heat resistance, at the same time, high solid content, low volatile organic, environmentally friendly; the water-based coating has the advantages of good salt spray resistance, good fullness and glossiness, excellent decorative properties, safety, health and environmental protection. Accord with the development direction of Chinese coating.

Chinese Coal Trading Market

Global coal is still the main energy source. According to the International Energy Agency's Global Coal Market Report (2018-2103) on February 25, 2019, global demand for coal will remain stable in the next five years. China will remain the world's biggest consumer of coal. In particular, the clean and efficient development of China's coal industry, as well as the strengthening of nitrogen oxides, sulfur dioxide and soot emission control, has made coal once again a very attractive energy source. In addition, due to its affordable price, abundant reserves and convenient transportation, coal remains the main energy source in many other countries besides China. Therefore, the coal market in China remains strong.

Our Business

Our Products and Services

1.	Shengrong WFOE

Shengrong WFOE sells the following five types of products as well as technology support services for the customers:

Secondary Tailings Comprehensive Utilization System

The secondary tailings comprehensive utilization system is designed for the second stage of recycling of mining tailings, including secondary ilmenite tailings and low grade silicon ore, following the first stage of removing heavy metals containing silicon, calcium, aluminum, magnesium tailings elements. Each individual system is customized to meet the needs of the end user, based on the physical and chemical characteristics of the secondary tailings, the processing power involved, the positioning of the final product and other factors. The system recycles the secondary tailings into new construction and wall materials.

Non-metallic Mineral Impurity Purification System

The non-metallic mineral impurity purification system is an integrated system with efficient permanent magnet sorting equipment used for non-metallic mineral impurity removal or significant reduction of non-metallic mineral content of heavy metals. This system improves the quality of products and expands the scope of the application of products. The system can be used to recycle a variety of non-metallic mineral, including silicon ore, micro silica, high-phosphorus soil and other minerals. Each individual system is customized to meet the needs of the end user, based on the processing power involved, the mineral resource properties and other factors.

Refractory Low-Grade Ore Comprehensive Recovery System

The refractory low-grade ore comprehensive recovery system is integrated with efficient permanent magnet sorting equipment. This system uses low-grade refractory processes to physically separate the metal ore components, thereby achieving comprehensive utilization of mineral resources and reduce the amount of ore. This process generates significant savings in the cost of production of mineral recovery and can be used for a variety of low-grade hematite, limonite, native rutile ore and other refractory comprehensive sorting recycling metal ores. Each individual system is customized to meet the needs of the end user, based on the processing power involved, the mineral resource properties and other factors.

Permanent Tailings Sorting and Recycling System

The permanent tailings sorting and recycling system is designed for the first stage of recycling of mining tailings. The system recovers valuable metals from various mining tailings, including but not limited to manganese tailings, copper tailings, red mud and other aluminum dross tailings. Each individual system is customized to meet the needs of the end user, based on the physical and chemical characteristics of the secondary tailings, the processing power involved, the positioning of the final product and other factors.

Industrial solid waste recycling sorting system

The industrial solid waste recycling sorting system involves integrated sorting for industrial solid waste, including but not limited to petrochemicals, iron, steel and nonferrous metals, generating valuable recycled resources and reducing solid waste emissions. Each individual system is customized to meet the needs of the end user, based on the solid waste treatment capacity and other factors.

On-Site training service

For each type of system Shengrong WFOE sells, Shengrong WFOE also provided on-site training service to its customers due to the complex nature of its products. Failure to operate these systems properly could significantly hinder their effectiveness. As a result, this on-site training service serves as a necessary support to Shengrong WFOE’s customers and help them lower the maintenance cost.

2.	Wuhan Host

Wuhan Host produces and sells its own anti-corrosion and anti-corrosion coatings, which are applicable to the surface anti-corrosion, waterproof and decoration of concrete and steel components. They are widely used in the fields of ships, Bridges, water conservancy and hydropower projects, wind power generation, mining machinery manufacturing, petroleum, petrochemical and metallurgy, port construction, light industry, locomotive and vehicle, etc. Below is its main products and its respect usage:

Products	Usage
Water-borne epoxy anti-rust paint	Corrosion protection on steel surface

Epoxy zinc rich primer	Used as basic anticorrosive primer for steel structure and equipment surface in mining, derrick, shipbuilding, port and wharf, steel structure, bridge, iron tower, petroleum pipeline, chemical industry, metallurgy and other industries. It can also be used as a primer for maintenance and as an anticorrosive primer on galvanized sheet surfaces

Solvent-free epoxy bituminous anticorrosive paint	Used for bottom, water ballast tank, wharf steel column, offshore oil drilling platform, hydraulic steel gate, mine steel support, buried pipes, municipal construction of water diversion water pipe, gas cabinets, industrial loop water system, industrial wastewater treatment, metal anti-corrosion, heat pipe protection layer of waterproof anti-corrosion and other corrosion environment, including steel and wood products, cement products and components for long-term anti-corrosion waterproof

Permeable epoxy polysiloxane anticorrosive and waterproof material

Used for waterproofing of concrete walls, basements, toilets and baths of new and old buildings for industry and civil use;

Concrete protection, repair of seepage and anti-seepage of urban roads and Bridges, anti-collision walls, sidewalks in parks, workshops, floors, underground garages, swimming pools, sports fields, tunnels, airports, DAMS and seaports

Cold spraying zinc	Excellent cathodic protection and shielding for steel.It is easy to apply, and can be sprayed, brushed or rolled. It is the best material to replace traditional hot dip zinc, hot dip galvanizing and hot spray zinc (aluminum).It is applicable to ship, steel bridge, steel roof frame, steel grid frame, power facilities, pipelines, storage tanks and other heavy anti-corrosion fields

3.	Jiangsu Ronghai

Jiangsu Ronghai was established in 2009. For the last ten years, Jiangsu Ronghai maintained its marketing position by cultivating an experienced management team equipped with industrial know-how and well-rounded coal sales team. As a veteran in the Chinese coal trading industry, Jiangsu Ronghai has a sales team with lengthy experience in coal trading, deep understanding of the market, coal products tailored to its customers’ demand. Currently, Jiangsu Ronghai mainly focuses on the sales, storage, transportation, and processing of steam coal. Because of its proximity to Rugao Port, a port known for its busy coal trade, Jiangsu Ronghai is able to keep its transportation cost low and allocate its capital to develop a strong coal processing capacity with processing equipment and professional personnel. The principal product of Jiangsu Ronghai is steam coal. In the second half of 2019, Jiangsu Ronghai expects to expand its business into iron ore trading and refined processing, as well as refined coal and coking coal business.

Jiangsu Ronghai has a reliable channel of procuring steam coal, large warehouse space for storage, and loyal customers. One of its major customers is Nantong Linan Industrial Trading Co., ltd., a local manufacturing heavyweight. Since its inception, Jiangsu Ronghai has accumulated a growing reputation in the coal industry. In 2016, Jiangsu Ronghai was awarded "Nantong City most reputable company in the coal industry" by Nantong Coal Industry Association.

Our Customers

1.	Shengrong WFOE’s Customers

Currently Shengrong WFOE sells all of its products domestically in China. Depending on the nature of the product and the utilization of the product Shengrong WFOE sells its products to end users or distributors. Shengrong’s end users are primarily in the mining, metal and clean technology industries.

Shengrong WFOE has a diverse end user base to sell our products to end users. Since September 2018, Shengrong WFOE has entered into multiple equipment purchase contracts with serval customers pursuant to which Shengrong WFOE will provide different types of products and technology support service to our customers.

Shengrong WFOE believes that the loss of any of our customers, or a material change in our relationship with any such customer, would materially impact our business and results of operations. To mitigate such risk and continue to develop our business, Shengrong WFOE has been actively seeking new customers and has been able to generate equipment sales revenue through such efforts. In addition, Shengrong WFOE has been continuously expanding its technology service business segment. Since early 2018, Shengrong WFOE has been providing technology development and consulting services to a wide range of customers, including private companies such as Fushan Fuyou Investment Co., Ltd., Shanghai Jinbo Chemistry and Industry Machinery Center and Quanzhou Fengpeng Environmental Protection Technology Co., Ltd.. Shengrong WFOE is actively looking to expand its business for more distributors and customers and technology supproting services tangential to the sale of Shengrong WFOE’s products.

2.	Wuhan HOST’s customers

Wuhan HOST produces and sells anti-corrosion waterproof coating materials, applicable to the concrete and the surface of the steel constructions. Its products are widely used in ships, bridges, water reservoir, wind power generation station, mining machinery, ports, construction vehicles, and many other fields. Wuhan Host’s major customers are Shannxi Jiuzhou Xinyuan Shiye Co., Ltd., Zhongye Energy-Saving Environmental Protection Co., Ltd., and Beijing Ligao Lide Engineering Technology Co., Ltd.,

3.	Jiangsu Ronghai’s customers

As of December 31, 2018, 50% of the coal Jiangsu Ronghai procured and processed were sold directly to Nantong Linan Industry and Commerce Co., Ltd. for its production of acetate fiber plant.

Our Suppliers

1.	Shengrong WFOE’s supplier

Shengrong WFOE have three main suppliers, i.e. Hubei Shengrong, Wuhan Yinggema Technology Development Co., Ltd. and Wuhan Taiyinghe Technology Development Co., Ltd .

2.	Wuhan Host’s suppliers

Wuhan Host’s main suppliers are Xiamen Zhonghe Shangmao Co., Ltd., EverZinc(Hunan) Co., Ltd., Hubei Sanmu Chemical Co., Ltd. and Wuhan Changqing Chemical Co., Ltd..

3.	Jiangsu Ronghai’s suppliers

Jiangsu Ronghai’s top five suppliers are Nantong Linan Industry & Commerce Co., Ltd., Xinpu Chemistry (Taixing) Co., Ltd., Rugao Gangwu Group Co., Ltd., Zhengzhou Jiarui Supply Chain Co., Ltd., and Inner Mongolia Tian De Shun Coal Co., Ltd..

Production

Shengrong WFOE

Shengrong WFOE currently is not involved in any production.

Wuhan Host

Coating production process can be divided into six phases: feeding, dispersion, grinding, paint, filtering, and packaging.

Feeding - according to the different types of coating, the corresponding film-forming materials, solvents, fillers, additives will be added into dispersion kettle in accordance with certain proportion and sequence.

Dispersion - in order to make the particles such as pigment and filler evenly and fully mixed into the paint slurry, the dispersion kettle is used to stir and disperse the paint slurry.

Grinding – to transfer the mixed paint slurry through the pipe to the grinding machine for grinding and keep grinding the mixed paint slurry to required fineness.

Paint adjustment – to add the evenly stirred paint into the paint adjustment tank and adjust the paint to the required viscosity and color.

Filter - to put the color adjusted paint through filtering machine to become coatings

Packaging -- the filtered coatings are directly loaded into metal drums in different specifications through the packaging machine and transported to the warehouse for airtight storage.

Jiangsu Ronghai

Jiangsu Ronghai uses two tiers membrane filtering system to screen the coal of different specifications, and mix different types of raw coals to produce final coal products. Through our high tech machinery, we manipulate the level of sulfur content, water content, ash content, and other different properties of coal in order to meet our customers’ requirements.

Research and Development and Our Technology

Hubei Shengrong, is a pioneer in China for manufacturing zero-emission manganese tailings recycling equipment. This achievement was made possible through Hubei Shengrong’s own technology known as high efficiency permanent magnet machine and comprehensive utilization technology for selecting weak magnetic micro-particle mineral industrial waste residue. When Shengrong WFOE sold Hubei Shengrong to Hopeway in December 2018 pursuant to the EPA, Hubei Shengrong assigned all the intellectual property rights including the “Shengrong” trademark, patent, know-how etc. incident to the Shengrong WFOE’s business to Shengrong WFOE.

The “Shengrong” brand has been gaining traction in the PRC mining and industrial recycling industry since it began selling its products on a large scale in 2016 by introducing innovative solutions to the mining and industrial sector in the PRC. Shengrong WFOE’s research and development team currently consists of seven members as of March 31, 2019, including two members of our senior management team that are recognized as industry experts in China. Shengrong WFOE’s engineering team works closely with Shengrong WFOE’s customers and distributors in order to understand the requirements of the end users of Shengrong WFOE’s products, and develop products that are tailored to the needs of such end users. Shengrong WFOE offers proprietary “green” technology to enable end users to save operating cost in the removal of solid mining and industrial wastes. In addition, products sold by Shengrong WFOE also allows end users to collect certain usable resources like metal residues during the recycling process.

Our in-house technology was listed on the “catalogue for advanced applicable technical on comprehensive utilization of mineral resource” issued by Ministry of Land and Resource of the People’s Republic of China in October 2014. We are also a pioneer in Titanium dioxide pigment black tailings acid hydrolysis separating and recycling system using waste catalyst magnetic separating system in Chinese titanium dioxide pigment production industry, which has the capacity to occupy more than 95% of catalytic cracking unit Chinese market share. According to the Scientific Technology Novelty Retrieval Report (“STNRR”) provided by Hubei Academy of Science and Technical Information in April 2016, Our in-house technology for the recovery of the ilmenite concentrate from Titanium Dioxide acid hydrolysis slag using the axial sorting method for inner surface of permanent magnetic cylinder was confirmed to be novel in the world. STNRR is widely considered as a technical documents provided by a Chinese science and technology academy to appraise the novelty of a technology in the world. We also maintained a leading position in the development of microsilica ultrapure extracting technology, primary rutile separation and purification technology. Management believes that our unique technology is superior to other recycling systems available in the PRC and global markets because the high efficiency permanent magnetic separating and comprehensive utilization system is a pure physical process. Pure physical process can prevent the creation of secondary pollution and save energy. The management also believes we have more experience in market application and technology implementation than its peers.

Wuhan Host focus on research and development, heavy-duty coating not only trained 8 core team, bought drying apparatus, abrasion tester, chromatograph, such as a number of experimental apparatus, has also established a set of more scientific research and development system, pay attention to independent research and development in at the same time, through the cooperation development and the introduction of digestion, strengthen the advantage of a company in the industry, weakening the dependence of the company to research and development personnel, to ensure the continuity of research and development of products of the company.

Intellectual Property

Shengrong WFOE relies on a combination of patents, trademarks, domain names and confidentiality agreements to protect our intellectual property. Our R&D processes are based on technology developed primarily in-house by engineering personnel.

With respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on, among other things, trade secret protection and confidentiality agreements to safeguard our interests. All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our associates to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We are not aware of any material infringement of our intellectual property rights.

Patents

As of March, 2019, Shengrong WFOE has one utility model patents registered with the State Intellectual Property Office of the PRC, and two patents registered with the United States Patent and Trademark Office.

The following table provides the name, patent number, type of patents, issuance date, validity term, and expiration date of each of Shengrong WFOE’s registered patents.

Certificate No.	Patent content	Type	Patent No.	Application Date (mm-dd-yy)	Issuance Date (mm-dd-yy)	Term
7017018	Mobile magnetic separation system	utility model	ZL2017 2 1183838.4	09/14/2017	02/23/2018	10 years
US008746457B2	Method and Device for Axial Separation by The Inner Surface of a Permanent Megnetic arched groove	N/A	US8,746, 457 B2	03/30/2010	06/10/2014	June 10, 2014 to Oct 30, 2030, subject to any patent term adjustments or terminal disclaimers
US008746458B2	Axial Sporting Method and Device with Permanent-Magnet Drum Eccentric Inner Surface	N/A	US8,746, 458 B2	03/30/2010	06/10/2014	June 10, 2014 to Oct 30, 2030, subject to any patent term adjustments or terminal disclaimers

Shengrong WFOE is also in the process of applying an invent patent for a mobile magnetic separation system with the National Intellectual Property Administration of the PRC, which is expected to complete the patent registration by the end of this year.

As of March, 2019, Wuhan Host has seven invention patents registered with the State Intellectual Property Office of the PRC.

The following table provides the name, patent number, type of patents, issuance date, validity term, and expiration date of each of Wuhan HOST’s registered patents.

Certificate No.	Patent content	Type	Patent No.	Application Date (dd-mm-yy)	Issuance Date (dd-mm-yy)	Term
2931521	The invention relates to a waterborne UV silicone polyurethane anticorrosive coating and a preparation method thereof	invention	ZL2016 1 0235536.0	15/04/2016	02/23/2018	20 years
2927001	The invention relates to a epoxy polysiloxane coating and its preparation method	invention	ZL2016 1 0312732.3	12/05/2016	22/05/2018	20 years
2803467	The invention relates to a solvent-free self-leveling paint modified by renewable vegetable oil and its preparation method	invention	ZL2016 1 0235413.7	15/04/2016	18/05/2018	20 years
2788781	The invention relates to an aqueous coating containing waste mineral residue and its preparation method	invention	ZL2016 1 0235415.6	15/04/2016	02/02/2018	20 years
2825260	The invention relates to a preparation method of acrylic polysiloxane aqueous emulsion	invention	ZL2016 1 0235178.3	15/04/2016	23/01/2018	20 years
2955098	The invention relates to a bisphenol-type fluorinated glycidyl ether, its preparation method and the application	invention	ZL2016 1 0235619.X	15/04/2016	23/02/2018	20 years
3213537	The invention relates to a water - based polysiloxane resin and its preparation method	invention	ZL2016 1 0315742.2	12/05/2016	08/06/2018	20 years

Trademarks

As of March , 2019, Shengrong WFOE has been granted four trademarks, which are currently registered in China.

Certificate No.	Trademark	Approved goods
6576227		category 7: washer, slag screen (machine), ore sand processor, flotation machine, magnetic separator, ore washer, ore contamination precipitation, mine select machine, waste treatment equipment, and waste treatment machine (machine).
6617166		category 6: undressed or half-processed cast iron, ferrotitanium, manganese powder, ferrosilicon, packaging and tinsel for packaging, metal in powder form, zinc powder, sheet metal and plate metals, pig iron or half forging iron, and undressed or half-processed common metal.
5566978		category 19: furnace ballast (building materials);Luminous panel; stone binder; stone, concrete or marble works of art; non-metallic monuments; The slate.
5566977		category 19: gypsum; gypsum board; furnace ballast (building materials);refractory materials; luminous panel; stone binder; stone, concrete or marble works of art; non-metallic commemorative plaque; the slate.

As of March, 2019, Wuhan Institute of Modern Industrial Technology licensed Wuhan Host the following trademark, which is currently registered in China.

Certificate No.	Trademark	Approved goods
6163589		category 2: the paint; vehicle chassis coating; paint thinner; coating (paint);fire retardant paint; primer; waterproof powder (coating);metal anti-rust preparation; preservatives.

Competition

Competition for Shengrong WFOE ’s business

To date, the Shengrong WFOE sales have been exclusively to customers and end users located in the PRC, and as a result, our competitors are PRC domestic companies. We believe that there a number of competitive factors within our industry, including the following:

●	Pricing. Flexibility to control pricing of products and the future ability to use economies of scale to secure competitive pricing advantages;

●	Technology. Self-owned patents making us have ability to provide end users with systems that efficiently dispose of solid wastes, using a limited amount of energy consumption and operating costs; and

●	Barriers to entry. Technical knowledge, industry reputation, local market knowledgeand established relationships with suppliers and distributors and end users to support the development and sale of commercially viable systems.

Competition among Fluid Catalytic Cracking (‘FCC”) system providers in China can be characterized as niche market. Our primary competitor for these systems is Qingdao Huicheng Environmental Protection Technology Co., Ltd. We believe that our systems are superior for various reasons, including the fact that our proprietary processing does not result in the high cost re-disposal of waste water and waste acid involved in the use of chemical methods used by our competitor.

Competition among providers of low grade hematite separation systems in China can be characterized as niche market. Our primary competitors for these systems are Ganzhou Jinhuan Magnetic Separation Equipment Co., Ltd., which is a supplier, producer, manufacturer of high gradient magnetic separators (HGMS) and wet high intensity magnetic separators (WHIMS). It designs, develops, manufactures and markets magnetic separation equipment for beneficiating weakly magnetic minerals, and for purifying non-metallic minerals.), Shenyang Longji Electromagnetic Science and Technology Co., Ltd., which is a supplier of steam condensed water iron removing filter, condensed water iron removing filter, high temperature condensed water iron removing filter), Yueyang Dalishen Electromagnetic Mechanical and Electrical Co., Ltd. and Guangzhou Nonferrous Metals Research Institute. Shengrong WFOE believes it competes favorably with them because it has a series of self-owned unique patents in China which have already been utilized in the production of the environmental protection equipment. Some of Shengrong WFOE’s patents were also registered in the U   .S. We believe that our technology are superior because our proprietary processing method does not result in the high cost electromagnetic high gradient magnetic separation process with hematite involved in the use of chemical methods used by our competitor.

Based on collective extensive experience in the industry, Shengrong WOFE management believes that it is one of the leading enterprise in China in the design and sale of solid waste recycling systems for the mining and industrial sectors in the PRC. However, there can be no assurance that our initial competitive advantage will be retained and that one or more competitors will not develop systems that are equal or superior to ours or are better priced than our systems.

Competition for Wuhan Host’s business

According to the preliminary statistics of the Bureau of Statistics, in 2017, the annual output of 1,380 industrial enterprises above designated size in the coating industry reached 20.364,000 tons, a 12.38% year on year increase, exceeding the expected output. The main business income of 2,057 industrial enterprises above designated size reached 417.289 billion yuan, up 5.0% year on year. The total output of coatings industry, the main business revenue growth since 2016, continued to grow, in the case of a part of the upstream raw material prices continue to rise still maintained a good growth relative to the chemical industry, in "much starker choices-and graver consequences-in" period, the decisive phase of the well-off society, all kinds of engineering, manufacturing is still a huge demand for coating, will be a period of time in the future continue to maintain high growth.

After 2016, the pressure of environmental protection has increased but not decreased. The severe pressure of environmental protection has led to the upgrading of products, industries and production lines, and the overall cost has increased rapidly within a short time. Although the environmental protection pressure high strength in recent one or two years to paint coating enterprise caused a certain economic loss, but overall, these losses are worth it, is also must, under high pressure, forcing coating, coating enterprise seek survival, prompting investment environment friendly coatings products and coating technology and equipment research and development, is advantageous to the industry to develop in the direction of high-end in green.

According to the ecological civilization construction and green development road map formulated at the 19th CPC national congress, the requirements of green development will certainly promote coating enterprises to accelerate the pace of product transformation to green and environment-friendly direction. The transformation process will bring new development space and opportunities to enterprises, and China's coating industry will usher in a new development period.

Wuhan HOST always focus on the coating industry, new materials technology accumulation, product innovation, industrial chain synergy and brand core competitive advantages, such as with the client's leading enterprises, brand enterprises established long-term stable cooperative relations, no matter from the enterprise scale and comprehensive strength, the company is still in the domestic industry leader.

Wuhan HOST adheres to market-oriented, based on the main industry, vigorously innovate, improve the level of research and development, and share new technology with customers to bring market appreciation. It has not only trained the company's own scientific research team, but also established a set of scientific research and development system. While focusing on independent research and development, it has enhanced the company's advantages in the industry through cooperative development and introduction and digestion.

Competition for Jiangsu Ronghai

The local competition is fierce. Our principal competitor is Nantong Huagang Materials Trading Co., Ltd.. However, as we have strengths in processing, transportation and reputation, we have been maintaining a favorable position against our competitor and earn loyalty from our largest customer.

Environmental Matters

The Environmental Protection Law, promulgated by the National People’s Congress on December 26, 1989, is the primary law for environmental protection in China. The law establishes basic principles for coordinated advancement of economic growth, social progress and environmental protection, and defines the rights and duties of governments at all levels. Local environmental protection bureaus may set stricter local standards than the national standards and enterprises are required to comply with the stricter of the two sets of standards. Due to the nature of our business, we may produce certain amounts of waste water and solid waste materials during the course of our production. We believe that we are in compliance in all material respects with applicable PRC laws and regulations. All of our products in all material respects meet the relevant environmental requirements under PRC laws and during the three years ended December 31, 2018, 2017 and 2016, we were not subject to any fines or legal action involving non-compliance with any relevant environmental regulation, nor are we aware of any threatened or pending action, including by any environmental regulatory authority.

Wuhan Host received Letter of Acceptance Opinions on Environmental Protection for The Completion of The 4000t/a New Industrial Coating Material Production Project of Wuhan Host Coating Material Co., LTD., issued by the Administrative Examination and Approval Bureau of E Zhou Gedian Economic and Technological Development Zone on June 27, 2017.As of December 31, 2018, Wuhan Host was not subject to any fines or legal action involving non-compliance with any relevant environmental regulation, nor are we aware of any threatened or pending action, including by any environmental regulatory authority.

As of December 31, 2018, Jiangsu Ronghai was not subject to any fines or legal action involving non-compliance with any relevant environmental regulation, nor are we aware of any threatened or pending action, including by any environmental regulatory authority.

Governmental Regulations

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Our business license covers our present business of manufacturing, sale and lease of environment protection equipment, development of environment protection technologies and related technology and consulting services. Prior to expanding our business beyond that of our business license, we are required to apply and receive approval from the PRC government.

Employment laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. China’s National Labor Law, which became effective on January 1, 1995, and amended on August 27, 2009, and China’s National Labor Contract Law, which became effective on January 1, 2008, and amended on December 28, 2012, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.

Intellectual property protection in China

Patent. The PRC has domestic laws for the protection of copyrights, patents, trademarks and trade secrets. The PRC is also signatory to some of the world’s major intellectual property conventions, including:

●	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

●	Paris Convention for the Protection of Industrial Property (March 19, 1985);

●	Patent Cooperation Treaty (January 1, 1994); and

●	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 1993, 2001 and 2009, respectively.

The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents — patents for inventions, utility models and designs. The Chinese patent system adopts the principle of first to file, which means that a patent may be granted only to the person who first files an application. Consistent with international practice, the PRC allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability only. For a design to be patentable it cannot be identical with, or similar to, any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

Copyright. Copyright in the PRC, including copyrighted software, is principally protected under the Copyright Law of the PRC and related rules and regulations. Under the Copyright Law, the term of protection for copyrighted software is 50 years.

Trademark. Registered trademarks are protected under the Trademark Law of the PRC and related rules and regulations. Trademarks are registered with the Trademark Office of the SAIC. Where registration is sought for a trademark that is identical or similar to another trademark which has already been registered or given preliminary examination and approval for use in the same or similar category of commodities or services, the application for registration of such trademark may be rejected. Trademark registrations are effective for a renewable ten-year period, unless otherwise revoked. The duration of a trademark is 10 years from the date of registration.

Domain names. Domain name registrations are handled through domain name service agencies established under the relevant regulations, and applicants become domain name holders upon successful registration.

Regulations on Tax

PRC Corporate Income Tax

The PRC corporate income tax, or CIT, is calculated based on the taxable income determined under the applicable CIT Law and its implementation rules, which became effective on January 1, 2008 and amended on February 24, 2017. The CIT Law imposes a uniform corporate income tax rate of 25% on all resident enterprises in China, including foreign-invested enterprises.

Uncertainties exist with respect to how the CIT Law applies to the tax residence status of The Company and our offshore subsidiaries. Under the CIT Law, an enterprise established outside of China with a “de facto management body” within China is considered a “resident enterprise,” which means that it is treated in a manner similar to a Chinese enterprise for corporate income tax purposes. Although the implementation rules of the CIT Law define “de facto management body” as a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise, the only official guidance for this definition currently available is set forth in Circular 82 issued by the State Administration of Taxation, which provides guidance on the determination of the tax residence status of a Chinese-controlled offshore incorporated enterprise, defined as an enterprise that is incorporated under the laws of a foreign country or territory and that has a PRC enterprise or enterprise group as its primary controlling shareholder. Although the Company does not have a PRC enterprise or enterprise group as our primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of Circular 82, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in Circular 82 to evaluate the tax residence status of The Company and our subsidiaries organized outside the PRC.

According to Circular 82, a Chinese-controlled offshore incorporated enterprise will be regarded as a PRC tax resident by virtue of having a “de facto management body” in China and will be subject to PRC corporate income tax on its worldwide income only if all of the following criteria are met:

●	the primary location of the day-to-day operational management is in the PRC;

●	decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC;

●	the enterprise’s primary assets, accounting books and records, company seals, and board and shareholders meeting minutes are located or maintained in the PRC; and

●	50% or more of voting board members or senior executives habitually reside in the PRC.

We do not believe that we meet any of the conditions outlined in the immediately preceding paragraph.

We believe none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” As all of our management members are based in China, it remains unclear how the tax residency rule will apply to our case. If the PRC tax authorities determine that we or any of our subsidiaries outside of China is a PRC resident enterprise for PRC enterprise income tax purposes, then we or such subsidiary could be subject to PRC tax at a rate of 25% on its world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations. Furthermore, if the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, gains realized on the sale or other disposition of our ordinary shares may be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our ordinary shares.

Value-Added Tax and Business Tax

In November 2011, the Ministry of Finance and the State Administration of Taxation promulgated the Pilot Plan for Imposition of Value-Added Tax to Replace Business Tax. In May and December 2013 and April 2014, the Ministry of Finance and the State Administration of Taxation promulgated Circular 37, Circular 106 and Circular 43 to further expand the scope of services which are to be subject to Value-Added Tax, or VAT, instead of business tax. Pursuant to these tax rules, from August 1, 2013, VAT will be imposed to replace the business tax in certain service industries, including technology services and advertising services, on a nationwide basis. The VAT rate shall be 17% for sale or importation of goods by a taxpayer. But, unlike business tax, a taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the revenue from services provided.

Regulations Relating to Foreign Exchange and Dividend Distribution

Foreign Exchange Regulation

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into China under the capital account, such as a capital increase or foreign currency loans to our PRC subsidiaries.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches.

We typically do not need to use our offshore foreign currency to fund our PRC operations. In the event we need to do so, we will apply to obtain the relevant approvals of SAFE and other PRC government authorities as necessary.

SAFE Circular 37

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

We have notified substantial beneficial owners of ordinary shares who we know are PRC residents of their filing obligation. However, we may not be aware of the identities of all our beneficial owners who are PRC residents. In addition, we do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with SAFE Circular 37. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37 or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Failure to register or amend the registration may also limit our ability to contribute additional capital to our PRC subsidiaries or receive dividends or other distributions from our PRC subsidiaries or other proceeds from disposal of our PRC subsidiaries, or we may be penalized by SAFE.

Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules, issued by SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers. We will make efforts to comply with these requirements upon completion of our initial public offering.

Regulation of Dividend Distribution

The principal laws, rules and regulations governing dividend distribution by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside as general reserves at least 10% of their after-tax profit, until the cumulative amount of such reserves reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

Legal Proceedings

From time to time, Sunlong may be involved in various claims and legal proceedings arising in the ordinary course of business. Neither Wuhan Host nor Jiangsu Ronghai is currently a party to any such claims or proceedings which, if decided adversely to the Company, would either, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows.

Employees

As of March 31, 2019, Shengrong WFOE, Wuhan Host and Jiangsu Ronghai had 35, 42, 11, respectively, full-time employees.

We have not experienced any significant labor disputes and consider our relationship with our employees to be good. Our employees are not covered by any collective bargaining agreement.

We have established an employee welfare plan in accordance with the relevant PRC laws and regulations. Our total expenses for this plan were approximately $19,566 and $13,339 in 2018 and 2017, respectively.

As we continue to expand our business, we believe it is critical to hire and retain top talent, especially in the areas of marketing and technology engineering. We believe we have the ability to attract and retain high quality engineering talent in China based on our competitive salaries, annual performance-based bonus system, and equity incentive program for senior employees and executives. In addition, we have a training program for entry-level engineers that allows them to work closely with an experienced mentor to gain valuable hands-on experience and provide other professional development opportunities, including seminars where experienced engineers give lectures on specific engineering topics and new methods that can be applied to various projects.

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

Risks Related to Our Business and Operations

Our revenues are highly dependent on a small number of customers, and we will likely continue to be dependent on a small number of customers.

Two of Company’s customers, Wuhan Zhirong and Panzhihua Jingsheng, accounted for 34.3% and 22.0%, respectively, of our total revenues for the year ended December 31, 2018. Since these two customers are Hubei Shengrong’s, we will be substantially dependent on revenues generated by our other smaller customers through our sales efforts starting from the beginning of 2019. Therefore, we are, and will likely continue to be, dependent on a small number of customers, and the loss of any such customer would materially and adversely affect our business, operating results and financial condition. Furthermore, as a result of our reliance on a limited number of customers, we could face pricing and other competitive pressures which may have a material adverse effect on our business, operating results and financial condition.

A significant part of Jiangsu Ronghai’s revenues is also derived from a small number of customers. Jiangsu Ronghai expects a small number of customers will continue to generate a substantial portion of our revenues for the foreseeable future. From 2009 to December 2018, Nantong Linan Industrial Trading Co. Ltd. accounts for 50% of the company's total sales. The loss of Nantong Linan, or the change of the contractual terms of the contract entered between Jiangsu Ronghai and Nantong Linan or any significant dispute with Nantong Linan could materially adversely affect its financial condition and its results of operations.

If one or more of Jiangsu Ronghai’s customers does not perform under one or more contracts with it and Jiangsu Ronghai is not able to find a replacement contract, or if a customer exercises certain rights to terminate the contract, Jiangsu Ronghai could suffer a loss of revenues that could materially adversely affect its business, financial condition and results of operations.

If the Company is unable to collect its accounts receivable on a timely basis, the Company’s results of operations and cash flows could be adversely affected.

The Company’s business depends on its ability to successfully obtain timely payment from its customers, especially its two major customers, namely Wuhan Zhirong and Panzhihua Jingsheng, of the amounts they owe. Even though we have disposed Hubei Shengrong, so did the accounts receivable balance of Hubei Shengrong. In the past, our major customers had records of failing to make full payment on time. The Company maintains allowances against its receivables that it believes are adequate to reserve for potentially uncollectible amounts. However, actual losses on customer balances could differ from those that the Company currently anticipates and, as a result, it may need to adjust its allowances. In addition, there is no guarantee that the Company will accurately assess the creditworthiness of its customers. Macroeconomic conditions could also result in financial difficulties for its customers, and as a result could cause them to delay payments, request modifications to their payment arrangements that could increase the Company’s receivables balance, or not pay their obligations to the Company. Timely collection of customers’ balances also depends on the company’s ability to complete its contractual commitments and bill and collect its invoiced revenues. If the Company is unable to meet its contractual commitments, it might experience delays in collection of and/or be unable to collect its customer balances, and if this occurs, its results of operations and cash flows may be adversely affected.

Future bad debt losses may exceed the allowance for doubtful accounts.

The Company has established an allowance for possible losses expected in connection with its account receivables. In establishing the allowance for such losses, the Company considered historical experiences, the microeconomic environment, trends in the construction, decorative and paint materials industry, expected collectability of amounts receivable that were past due, and the expected collectability of overdue receivable.

The determination of the amount of allowance for account receivable is subjective; although the method for determining the amount of the allowance uses criteria such as the microeconomic environment and historical experiences. Given the Company customers’ past repayment performances, specifically Wuhan KYX and Wuhan Zhirong, these criteria may not be adequate predictors of whether the payments of The Company’s account receivable will be fully returned per credit terms. Accordingly, the Company cannot offer assurances that these estimates ultimately will prove correct or that the allowance will be sufficient to protect against losses that ultimately may occur. If the allowance proves to be inadequate, the Company will need to make additional provisions to the allowance, which is accounted for as charges to income, which would adversely impact results of operations and financial condition. Any increase in the allowance could have an adverse effect, which could be material, on its financial condition and results of operations.

Our operating subsidiaries, Shengrong WFOE, Wuhan Host and Jiangsu Ronghai all have limited operating histories, which make it difficult to evaluate their businesses and prospects.

Shengrong WFOE commenced operations in March 2016 and has a limited operating history. Prior to the year end of 2018, the Company had limited operations and was focused primarily on research and development. Shengrong WFOE did not generate any sales revenue for the year ended December 31, 2018, but entered into several sales agreements with new customers.

We may not be able to achieve similar results or grow at the same rate as Hubei Shengrong has in the past. It is also difficult to our prospects, as we may not have sufficient experience in addressing the risks to which companies operating in new and rapidly evolving markets such as the industrial and mining recycling industry may be exposed. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

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

Similarly, Jiangsu Ronghai started operation in May 2009 and also have a limited operations history. While Jiangsu Ronghai generated $18.31 million in revenue in 2017 and $17.47 million in revenue in 2018, respectively. But the growth rate in history cannot be indicative of future performance. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the coal products and alternative energy industries in China. Jiangsu Ronghai’s limited history for selling steam coal may not serve as an adequate basis to judge our future prospects and results of operations. Our operations are subject to all of the risks, challenges, complications and delays frequently encountered in connection with the operation of any new business, as well as those risks that are specific to the coal trading industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products and technologies. Despite our best efforts, we may never overcome these obstacles.

Changes policies and regulations, as well as local environmental requirements on exploiting and using coal or its products, are likely to have an impact on the coal market, which will affect the company's earnings.

Shengrong WFOE is dependent on Hubei Shengrong as one of its major supplier. If we can’t find other supplier to replace Hubei Shengrong, we could encounter supply shortages and/or incur higher costs.

In December 2018, Hubei Shengrong was disposed by the Company. According to the planning requirements of local government in 2018, manufacture enterprises were requested to move away from the city center. Therefore, Hubei Shengrong has to close the existing plant, relocate and build a new plant, which is expected to take 7-8 years; and in the meantime, Hubei Shengrong may not be able to have normal production.

Currently, Shengrong WFOE sells recycling machinery products manufactured by Hubei Shengrong. We currently don’t know when Hubei Shengrong starts to move and stop production. We may not find new suppliers to provide qualified recycling machinery products to meet our clients demand in time.

Although we believe that alternative supply sources are available, there can be no assurance that we will continue to be able to identify or negotiate with such sources on terms that are commercially reasonable. If Hubei Shengrong is unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have a material adverse effect on our results of operations.

Competition in the industrial and mining recycling industry is likely to grow and could cause us to lose market share and revenues in the future.

We believes that the industrial and mining recycling industry is an emerging market in China. we may face growing competition in the industrial and mining recycling industry, and We believe that the industrial and mining recycling industry is expected to become more competitive as this industry matures and begins to consolidate. We will compete with several companies in the purification and recycling of industrial waste residue by the permanent magnet device and technology. Some of these competitors will likely have substantially greater financial, marketing and other resources than us. As a result, we could lose market share and its revenues could decline, thereby adversely affecting our earnings and potential for growth. While we believe that it will be able to successfully compete in this area as a result of its proprietary technology, there is no assurance that it will be able to hire and retain the necessary employees and compete successfully.

As the government starts to impose stricter policies on Environmental Protection, the mining recycling market gets bigger. The competition could become increasingly fierce in the near future. Furthermore, the Company’s technology has been industrialized which is relatively mature, which is a not pure brand new technology.

Our solid waste recycling systems business requires highly qualified personnel, and if we are unable to hire or retain qualified personnel, then it may not be able to grow effectively.

Our business’ success depends upon its ability to attract and retain highly qualified personnel. Expansion of our solid waste recycling systems business may require additional managers and employees with relevant industry experience, and its success will be highly dependent on its ability to attract and retain skilled management personnel and other employees. We may not be able to attract or retain highly qualified personnel. In addition, competition for skilled personnel is significant in China. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees. We may incur additional expenses to recruit and retain qualified replacements and its businesses may be disrupted and its financial condition and results of operations may be materially and adversely affected. In addition, key managers may join a competitor or form a competing company. An operating company may not be able to successfully enforce any contractual rights with its management team, in particular in China, where all of these individuals reside.

Discontinuation of preferential tax treatment our PRC subsidiaries currently enjoys may result in additional compliance obligations and costs so as to materially and adversely impact the company’s net income.

From 2013 through 2016, local tax authorities granted Hubei Shengrong the preferential income tax rate of 15% because Hubei Shengrong was entitled to the preferential rate as a “high-tech enterprise.” The discontinuation of such preferential tax treatment may materially and adversely affect our results of operations. In December 2016, local tax authorities renewed Hubei’s preferential tax treatment through 2019. Wuhan Host also entitles to the preferential tax treatment through 2019. During the effective period of high-tech enterprise certificate held by Hubei Shengrong and Wuhan Host, there won’t be any risk that the treatment could be revoked, unless they choose to liquate or dissolve or related laws and regulated be modified or invalid by government authorities. Shengrong WFOE and its subsidiary, Jiangsu Rong Hai, none of which acquired or will be able to be recognized as high-tech company in recent years and the enterprise income tax rate applied to these companies are 25%. But, since the patents, which are unique and advanced in China, owned by Hubei Shengrong is in the process of the transfer to Shengrong WFOE, Shengrong WFOE has faith in being recognized as a high-tech enterprise and should be able to renew the certificate in future.

If Shengrong WFOE and Wuhan Host fail to retain certain of their key personnel and attract and retain additional qualified personnel, neither Shengrong WFOE nor Wuhan Host might be able to remain competitive, continue to expand its technology or pursue growth.

Shengrong WFOE’s future success depends upon the continued service of certain of its executive officers and other key research and development personnel, such as Ms. Jianzhen Li and Mr. Xiaonian Zhang who possess longstanding industry relationships and technical knowledge of Shengrong WFOE’s products and operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future. There can be no assurance that these persons will agree to continue to be employed by us after the expiration dates of their current contracts.

Similarly, Wuhan Host’s success depends in large part on its ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of its business, it may be difficult to locate and hire qualified personnel. The loss of services of one of its executive officers or other key personnel, or failure to attract and retain other executive officers or key personnel could have a material adverse effect on our business, operating results and financial condition. Although Wuhan Host has been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that it will be able to do so in the future.

The Company may not be able to achieve the full amount of synergies that are anticipated, or achieve the synergies on the schedule anticipated, from the acquisitions of both Wuhan Host and Jiangsu Rong Hai.

Although The Company currently expect to achieve synergies from the Wuhan HOST acquisition of approximately $7.0 million during fiscal 2018, the inclusion of these expected synergy targets should not be viewed as a representation that The Company will in fact achieve these synergies by the end of fiscal 2018, or at all. To the extent the Company fails to achieve these synergies, the Company’s results of operations may be impacted, and any such impact may be material.

The Company has identified various synergies including corporate and division overhead savings, brand enhancement, vendor funds, marketing and advertising cost reduction and operational efficiencies. Actual synergies, the expenses and cash required to realize the synergies and the sources of the synergies could differ materially from these estimates, and the Company cannot assure you that it will achieve the full amount of synergies on the schedule anticipated, or at all, or that these synergy programs will not have other adverse effects on our business. In light of these significant uncertainties, you should not place undue reliance on the Company’s estimated synergies.

Failure to manage Wuhan HOST and Jiangsu Ronghai effectively since its acquisition could materially impact our business.

The Company has recently experienced a period of rapid growth in its operations. In particular, it has significantly increased the size of its customer base due to the acquisition of both Wuhan HOST and Jiangsu Ronghai. The Company anticipates that it will continue to significantly expand its operations and headcount in the near term. However, recent growth has placed, and future growth will place, a significant strain on the Company’s management, administrative, operational and financial infrastructure. The Company’s success will depend in part on its ability to manage both entities effectively. To manage the recent and expected growth of its operations and personnel, The Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Failure to effectively manage Wuhan HOST and Jiangsu Rong Hai could result in difficulty or delays in deploying the Company’s services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact the Company’s business performance and results of operations.

Wuhan Host expects to incur substantial expenditures in the foreseeable future and may require additional capital to support its business growth. This capital might not be available on terms favorable to us or at all.

In the expansion of Wuhan Host's business, the company may need external financing. If the debt capital ratio and equity capital ratio cannot be reasonably arranged, the comprehensive capital cost of the company will rise sharply, resulting in the shrinking of the company's value, and the company may be seriously insolvent.

Wuhan Host particularly expects to incur substantial expenditures in the foreseeable future in connection with the following:

●	expansion of sales and marketing efforts;

●	expansion of manufacturing capacity;

●	funding research, development and clinical activities related to our existing products and product platform;

●	funding research, development and clinical activities related to new products;

●	pursuing and maintaining appropriate regulatory clearances and approvals for our existing products and any new products that we may develop; and

●	preparing, filing and prosecuting patent applications, and maintaining and enforcing our intellectual property rights and position.

In addition, Wuhan Host general and administrative expense may continue to increase due to the additional operational and reporting costs associated with our expanded operations and being a public company.

Wuhan Host anticipates that its principal sources of funds in the future will be revenue generated from the sale of its products. Wuhan Host will need to generate significant additional revenue to achieve and maintain profitability, and even if it achieves profitability, it cannot be sure that it will remain profitable for any substantial period of time. Its failure to become and remain profitable could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue to fund our operations.

It is also possible that Wuhan Host may allocate significant amounts of capital toward products, technologies or geographies for which market demand is lower than anticipated and, as a result, Wuhan Host may subsequently abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may even be required to scale back our operations.

Residential and non-residential construction activity is cyclical and influenced by many factors, and any reduction in the activity in one or both of these markets could have a material adverse effect on the business of Wuhan Host.

The results of operations of Wuhan Host can vary materially in response to market conditions and changes in the demand for its products. Historically, demand for Wuhan’s products has been closely tied to residential construction, non-residential construction, and infrastructure activity in PRC, particularly Hubei province. Wuhan Host’s success and future growth prospects depend, to a significant extent, on conditions in these markets and the degree to which these markets are strong in the future.

The Chinese construction industry and related markets are cyclical and have in the past been, and may in the future be, materially and adversely affected by general economic and global financial market conditions. These factors impact not only Wuhan Host’s business, but those of its customers and suppliers as well. This influence is true with respect to macroeconomic factors within PRC.

The markets in the construction industry in which Wuhan Host operates are also subject to other more specific factors. Residential construction activity levels are influenced by and sensitive to a number of factors, including mortgage availability, the cost of financing a home (in particular, mortgage terms and interest rates), unemployment levels, household formation rates, gross domestic product, residential vacancy and foreclosure rates, demand for second homes, existing housing prices, rental prices, housing inventory levels, building mix between single- and multi-family homes, consumer confidence, seasonal weather factors, the available labor pool and government regulation, policy and incentives. Non-residential construction activity is primarily driven by levels of business investment, availability of credit and interest rates, as well as many of the factors that impact residential construction activity levels.

Wuhan Host cannot control the foregoing factors and, although construction activity and related spending levels have increased in recent years, there is still uncertainty regarding whether the growth in construction market will be sustained, and there can be no assurances that there will not be any future downturns. There can be no assurances regarding whether more recent growth in these markets can be sustained or if demand will gradually decrease. If construction activity in these markets, and more generally, does not continue to recover, or if there are future downturns, whether locally, regionally or nationally, our business, financial condition and results of operations could be materially and adversely affected.

Its dependence on key customers with whom Wuhan Host does not have long-term contracts and consolidation within its customers’ industries could have a material adverse effect on Wuhan Host’s operation.

Wuhan Host’s business is dependent on certain key customers. In 2018 and 2017, Jiuzhou Xinyuan, its largest customer accounted for 13.3% and 0.23% of Wuhan Host’s net sales, respectively. As is customary in the coating industry, Wuhan Host did not enter into long-term contracts with many of its customers. As a result, its customers could stop purchasing its products, reduce their purchase levels or request reduced pricing structures at any time. Wuhan Host may therefore need to adapt our manufacturing, pricing and marketing strategies in response to a customer who may seek concessions in return for its continued or increased business. A loss of one or more customers or a meaningful reduction in their purchases from Wuhan Host or could have a material adverse effect on its business, financial condition and results of operations.

Changes in market interest rates could adversely impact Wuhan Host

Wuhan Host may need additional loans or borrowings to fund its operations. The change of interest rate may make the company face the risk of not being able to pay the principal and interest on time due to the rise of interest rate, which may lead to bankruptcy and liquidation of the company due to insolvency. Wuhan Host’s earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. These impacts may negatively impact Wuhan Host’s ability to attract deposits, make loans, and achieve satisfactory interest rate spreads, which could adversely affect our financial condition or results of operations.

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Market volatility in interest rates can be difficult to predict, as unexpected interest rate changes may result in a sudden impact while anticipated changes in interest rates generally impact the mortgage rate market prior to the actual rate change. Exposure to interest rate risk is managed by monitoring the repricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse effect on our business, financial condition and results of operations.

Wuhan Host business depends upon the maintenance of its proprietary technologies and information.

Wuhan Host depends on its proprietary technologies and information, many of which are no longer subject to patent protection. Wuhan Host relies principally upon trade secret and patent laws to protect its proprietary technologies. It regularly enters into confidentiality agreements with its key employees, customers, potential customers and other third parties and limit access to and distribution of its trade secrets and other proprietary information. However, these measures may not be adequate to prevent misappropriation of its technologies or to assure that its competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. In addition, the laws of PRC in which we operate may not protect Wuhan Host’s proprietary rights to the same extent as the laws of the United States. Wuhan Host is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights.

Its efforts to develop new products and services or enhance existing products and services involve substantial research, development and marketing expenses, and the resulting new or enhanced products or services may not generate sufficient revenues to justify such expenses.

Wuhan Host’s future success will depend in part on its ability to anticipate and respond to changing technologies and customer requirements by enhancing its existing products and services. It will need to develop and introduce, on a timely and cost-effective basis, new products, features and services that address the needs of its customer base. As a result of these efforts, Wuhan Host may be required to expend substantial research, development and marketing resources, and the time and expense required to develop a new product or service or enhance an existing product or service are difficult to predict. It cannot assure that it will succeed in developing, introducing and marketing new products or services or product or service enhancements. In addition, it cannot be certain that any new or enhanced product or service will generate sufficient revenues to justify the expenses and resources devoted to this product development and enhancement effort.

Jiangsu Ronghai’s business and results of operations are dependent on the PRC coal markets, which may be cyclical.

As the revenue is substantially derived from the sale of steam coal, Jiangsu Ronghai’s business and operating results are substantially dependent on the domestic supply of steam coal. The PRC coal market is cyclical and exhibits fluctuation in supply and demand from year to year and is subject to numerous factors beyond our control, including, but not limited to, economic conditions in the PRC, global economic conditions, and fluctuations in industries with high demand for coal, such as the utilities and steel industries. Fluctuations in supply and demand for coal affects coal prices which, in turn, may have an adverse effect on our operating and financial performance. The demand for coal is primarily affected by overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographic location of the coal supplies, the volume of coal produced by domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels such as natural gas and oil, alternative energy sources such as hydroelectric power and nuclear power, and international shipping costs also impact the market demand for coal. Excess demand for coal may increase coal prices, which would have an adverse effect on the cost of goods sold which would, in turn, cause a short-term decline in our profitability if we are unable to increase the price of our steam coal to our customers. Local government may regulate residential winter heating price and thus causing our residential heating customers not be able to bear high steam coal price. As a result, Jiangsu Ronghai may not be able to increase its steam coal price in response to increased coal price or, Jiangsu Ronghai may have to decrease our steam coal price when it renews contracts with such customers. As a result, Jiangsu Ronghai may not able to keep its gross margin.

Our results of operations are subject, to a significant extent, to economic, political and legal developments in the PRC.

Jiangsu Ronghai expects that a majority of coal sales will be made to customers based in the PRC. Accordingly, the economic, political and social conditions, as well as government policies, of the PRC may affect our business. The PRC economy differs from the economies of most developed countries in many respects, including: (i) structure; (ii) level of government involvement; (iii) level of development; (iv) growth rate; (v) control of foreign exchange and (vi) allocation of resources. The PRC economy has been transitioning from a planned economy to a more market-oriented economy. For the past two decades, the PRC government has implemented economic reform measures emphasising the utilisation of market forces in the development of the PRC economy. Changes in the PRC’s political, economic and social conditions, laws, regulations and policies could materially and adversely affect our business and results of operations. In addition, the PRC government indirectly influences coal prices through its regulation of power tariffs and its control over allocation of the transportation capacity of the national rail system. Any significant downturn in coal prices in the PRC could materially and adversely affect our business and results of operations. Additionally, the PRC government could adopt new policies that could shift demand away from coal to other energy sources. Any significant decline in demand for, or over-supply of, coal could materially and adversely affect our revenues from coal export sales.

Competition could put downward pressure on coal prices and, as a result, materially and adversely affect our revenues and profitability.

Jiangsu Ronghai competes with numerous other domestic and foreign coal producers for domestic sales. Overcapacity and increased production within the domestic coal industry, and decelerating steel demand in Asia have at times, and could in the future, materially reduce coal prices and therefore materially reduce our revenues and profitability. Potential changes to international trade agreements, trade policies, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than China. We may not be able to compete on the basis of price or other factors with companies that in the future benefit from favorable foreign trade policies or other arrangements. In addition, our ability to ship our coal to international customers depends on port capacity, which is limited. Increased competition within the coal industry for international sales could result in us not being able to obtain throughput capacity at port facilities, or the rates for such throughput capacity increasing to a point where it is not economically feasible to export our coal.

The domestic coal industry has experienced consolidation in recent years, including consolidation among some of our major competitors. In addition, substantial overcapacity exists in the coal industry and several other large coal companies have also filed, and others may file, bankruptcy proceedings which could enable them to lower their productions costs and thereby reduce the price for coal. Consolidation in the coal industry or current or future bankruptcy proceedings of our coal competitors could adversely affect our competitive position.

In addition to competing with other coal producers, Jiangsu Ronghai competes generally with producers of other fuels, such as natural gas. Natural gas pricing has declined significantly in recent years. The decline in the price of natural gas has caused demand for coal to decrease and adversely affected the price of our coal. Sustained periods of low natural gas prices have also contributed to utilities phasing out or closing existing coal-fired power plants and continued low prices could reduce or eliminate construction of any new coal-fired power plants. This trend has, and could continue to have, a material adverse effect on demand and prices for our coal. Moreover, the construction of new pipelines and other natural gas distribution channels may increase competition within regional markets and thereby decrease the demand for and price of our coal.

Risks Related to Our Corporate Structure

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

If the CSRC, MOFCOM, or another PRC regulatory agency subsequently determines that CSRC, MOFCOM or other approval was required for the Acquisition or the restructuring of Hubei Shengrong, or if prior CSRC approval for overseas financings is required and not obtained, the company may face severe regulatory actions or other sanctions from MOFCOM, the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines or other penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from overseas financings into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares of common stock. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel overseas financings, to restructure the company’s corporate structure, or to seek regulatory approvals that may be difficult or costly to obtain.

The M&A Rules, along with certain foreign exchange regulations discussed below, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy.

PRC regulations relating to investments in offshore companies by PRC residents may subject The Company’s PRC-resident beneficial owners or its PRC subsidiaries to liability or penalties, limit our ability to inject capital into its PRC subsidiaries or limit its PRC subsidiaries’ ability to increase their registered capital or distribute profits.

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

Ms. Jiazhen Li and Mr. Xiaonian Zhang have completed registration under SAFE Circular 37 when they are the majority beneficiary owners of the Company. But, after the reorganization of Hubei Shengrong, they becoming the indirect shareholders of the The Company via a co-owned BVICo, such shareholding structure change of the The Company has not completed the modification registered with local SAFE according to Circular 37. However, The Company may not be aware of the identities of all of its beneficial owners who are PRC residents. The Company does not have control over its beneficial owners and cannot assure you that all of its PRC-resident beneficial owners will comply with SAFE Circular 37, SAFE Circular 13 and subsequent implementation rules. The failure of its beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37, SAFE Circular 13 and subsequent implementation rules, or the failure of future beneficial owners of The Company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37, SAFE Circular 13 and subsequent implementation rules, may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Furthermore, since SAFE Circular 37 and SAFE Circular 13 was recently promulgated and it is unclear how this regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, The Company cannot predict how these regulations will affect its business operations or future strategy. Failure to register or comply with relevant requirements may also limit its ability to contribute additional capital to its PRC subsidiaries and limit its PRC subsidiaries’ ability to distribute dividends to The Company. These risks may have a material adverse effect on its business, financial condition and results of operations.

If either Wuhan Host or Jiangsu Rong Hai fails to maintain the requisite registered capital, licenses and approvals required under PRC law, our business, financial condition and results of operations may be materially and adversely affected.

Foreign investment is highly regulated by the PRC government and local authorities. Both Wuhan HOST and Jiangsu Ronghai are required to obtain and maintain certain licenses or approvals from different regulatory authorities in order to operate its current business. These licenses and approvals will be essential to the operation of their businesses. If either Wuhan HOST or Jiangsu Ronghai fails to obtain or maintain any of the required licenses or approvals for its business, we may be subject to various penalties, such as fines and the discontinuation or restriction of its operations. Any such disruption in the business operations of Wuhan HOST or Jiangsu Ronghai could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Doing Business in China

A slowdown of the Chinese economy or adverse changes in economic and political policies of the PRC government could negatively impact China’s overall economic growth, which could materially adversely affect our business.

After the Business Combination, we are now a holding company and all of the combined company’s operations will be entirely conducted in the PRC. Although the PRC economy has grown in recent years, the pace of growth has slowed, and even that rate of growth may not continue. The annual rate of growth in the PRC declined from 6.9% in 2017 to 6.6% in 2018. According to a recent State Information of China forecast, China’s economic growth rate in 2019 will slow to 6.2%, its lowest since 1990. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for the combined company’s products and may have a materially adverse effect on its business.

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

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing the combined company’s business, or the enforcement and performance of the combined company’s arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect the combined company’s business. Consequently, neither we nor Hubei Shengrong and TJComex can predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

Both Wuhan HOST and Jiangsu Ronghai’s businesses are subject to extensive regulation and supervision by state, provincial and local government authorities, which may interfere with the way the combined company conducts its business and may negatively impact its financial results.

Both Wuhan HOST and Jiangsu Ronghai are subject to extensive and complex state, provincial and local laws, rules and regulations with regard to their loan operations, capital structure, maximum interest rates, allowance for loan losses, among other things, as set out in “Business — Government Regulations.” These laws, rules and regulations are issued by different central government ministries and departments, provincial and local governments and are enforced by different local authorities in Hubei Province, the city of Wuhan and the city of Suzhou. As a result of the complexity, uncertainties and constant changes in these laws, rules and regulation, including changes in interpretation and implementation of such, both Wuhan HOST and Jiangsu Ronghai’s business activities and growth may be adversely affected if they do not respond to the changes in a timely manner or are found to be in violation of the applicable laws, regulations and policies as a result of a different position from theirs taken by the competent authority in the interpretation of such applicable laws, regulations and policies. If Wuhan HOST and Jiangsu Ronghai are found to be not in compliance with these laws and regulations, they may be subject to sanctions by regulatory authorities, monetary penalties and/or reputation damage, which could have a material adverse effect on the combined company’s business operations and profitability.

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

We are a company incorporated in Nevada. After the Business Combination, substantially all of our operations will be conducted in China, and substantially all of our assets will be located in China. All of our current and proposed directors and officers reside in China, and substantially all of the assets of those persons are located outside of the United States. As a result, Allbright Law, our counsel as to PRC law, has advised us that it may be difficult for a shareholder to effect service of process within the United States upon these persons, or to enforce judgments against us which are obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States.

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

The exercise price for our warrants is $2.88 per one-half of one share ($5.75 per whole share), subject to adjustment. Warrants may be exercised only for a whole number of the Company’s common stock. No fractional shares will be issued upon exercise of the warrants. There is no guarantee that the warrants will ever be in the money prior to their expiration, and they may expire worthless.

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

The market price of the Company’s securities may be volatile.

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

Each warrant entitles the holder thereof to purchase one-half of one shares of common stock at a price of $2.88 per half share ($5.75 per whole share), subject to adjustment. Warrants may be exercised only for a whole number of the Company’s share of common stock. No fractional shares will be issued upon exercise of warrants. To the extent such warrants are exercised, additional shares of common stocks will be issued, which will result in dilution to the then existing holders of shares of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares of common stock.

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

We have the ability to redeem outstanding warrants (excluding any placement warrants held by our sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $12.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

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

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification of our directors, officers and employees under Nevada law may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to us and our stockholders to the maximum extent permitted under the corporate laws of Nevada. We may also provide contractual indemnification obligations under agreements with our directors, officers and employees. These indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors, officers and employees for breach of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit the Company and our shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Shengrong WFOE current executive office is located at No. 21 Jiefang Avenue, Qiaokou District, Wuhan, Hubei, China. The rent for this space is approximately $5,200 per month . The carrying value for this space is approximately $1.3 million.

Hubei HOST’ office is located at Xingye Road, Gedian Development District, E Zhou City, Hubei, China, which solely owned by Hubei HOST.

Jiangsu Ronghai’s office is located at 4th Floor, West Hongqiao Building, No.180 West Qingnian Road, Nantong City, Jiangsu, China. The rent for this space is approximately RMB225,600 per year.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “TMSR” and “TMSRW, respectively. Our units commenced public trading on July 24, 2015, and our common stock and warrants commenced public trading on September 11, 2015. On February 6, 2018, our units ceased trading as a result of the Business Combination. On May 5, 2018, our warrants began to trade on OTC market.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the Nasdaq for the period of January 1, 2017 through December 31, 2018

	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
Year Ended December 31, 2017
January 1, 2017 through March 31, 2017	$10.15	$10.61	$9.96	$10.05	$0.27	$0.45
April 1, 2017 through June 30, 2017	$10.34	$10.46	$9.93	$10.00	$0.25	$0.39
July 1, 2017 through September 30, 2017	$10.19	$10.34	$9.65	$10.20	$0.27	$0.36
October 1, 2017 through December 31, 2017	$10.15	$10.34	$9.87	$10.00	$0.21	$0.42
Year Ended December 31, 2018
January 1, 2018 through March 31, 2018	$-	$-	$4.5	$4.95	$0.10	$0.10
April 1, 2018 through June 30, 2018	$-	$-	$3.60	$4.10	$0.10	$0.40
July 1, 2018 through September 30, 2018	$-	$-	$3.73	$5.25	$0.18	$0.61
October 1, 2018 through December 31, 2018	$-		$2.00	$3.10	$0.03	$0.20

On March 28, 2019, our common stock had a closing price of $1.93 and our warrants had no trading activity.

(b) Holders

On March 28, 2019, there were 276 holders of record of our common stock and 2 holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

The Current Report on Form 8-K filed on April 17, 2018, December 03, 2018 are hereby incorporated herein by reference.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Disclosure in response to this Item is not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

On October 10, 2017, Hubei Shengrong established a fully owned subsidiary, Fujian Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Fujian Shengrong”), with registered capital of approximately USD 1,518,120 (RMB 10,000,000), to be fully funded by October 10, 2019. Prior to the Company executing the ownership transfer and capital contribution agreement (“Agreement”) on May 30, 2018, Fujian Shengrong had no operations prior to May 30, 2018. Fujian Shengrong was a shell company. On May 30, 2018, Hubei Shengrong signed an Agreement with two unrelated entities for which Hubei Shengrong transferred 80% ownership interest in Fujian Shengrong to these two entities. In return, these two entities were required to contribute cash of approximately USD 5.0 million (RMB 32.0 million) into Fujian Shengrong to acquire the 80% ownership interest and Hubei Shengrong was required to provide approximately USD 1.3 million (RMB 8.0 million) worth of technology services for the Company as a contribution, or 20% of investment, for a total of USD 6.3 million (RMB 40.0 million). As a result, the total investment was changed to 20%, the Company accounted for the investment in Fujian Shengrong using the cost method. Due to that Hubei Shengrong did not provide any cash contribution or technology services to Fujian Shengrong, the investment balance under the cost method investment on December 31, 2018 was $0.

On April 2, 2018, the Company disposed of its subsidiary, TJComex International Group Corporation (“TJComex BVI”), a British Virgin Islands corporation, in consideration of (i) its minimum contribution to the Company’s results of operation, and (ii) the unsatisfactory synergy between the TJComex BVI business and the rest of the Company’s business. The Company’s made the decision to dispose TJComex BVI to (i) improve the Company’s overall financial condition and results of operations, (ii) reduce the complexity of the Company’s business, (iii) focus the Company’s resources on the solid waste recycling business as well as developing environmental control business opportunities; and (iv) make it possible for the Company to pursue acquisition opportunities for more compatible business. TJComex BVI was transferred to Chuanliu Ni, a Chinese citizen who is the director of China Sunlong. As of April 2, 2018, the net assets of TJComex BVI were valued at $16,598, which was recorded as a loss from the disposal of a subsidiary in the December 31, 2018 consolidated financial statements. As TJComex BVI’s operating revenue was less than 1% of the Company’s revenue and the disposal did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results, the results of operations for TJComex BVI were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

On April 11, 2018, the Company, Shengrong WFOE and Hubei Shengrong, both of which are the Company’s indirectly owned subsidiaries (collectively “Purchasers”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, and Hubei Zhonggong Materials Group Co., Ltd. (collectively “Sellers” ) and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a company incorporated in China engaged in the research and development, production and sale of coating materials. Pursuant to the Purchase Agreement, the Purchasers acquired all of the outstanding equity interests of Wuhan Host (the “Acquisition”). In exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers paid a total consideration of $11.2 million (“Total Consideration”), of which $ 5.2 million or RMB equivalent was paid in cash (“Cash Consideration”) and $6.0 million was paid in shares of common stock (“Common Stock”), par value $0.0001, of TMSR (“Share Consideration”). The Parties agreed the Share Consideration was 1,293,104 shares of common stock based on the closing price of US$4.64 on March 27, 2018. The Share Consideration would be issued in three equal installments, and subject to lock-ups of 12, 24 and 36 months, respectively. The acquisition was closed on May 1, 2018, since when the Company’s business activities added research, development, production and sale of coating materials.

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

On November 30, 2018, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Jirong Huang and Qihuang Wang (collectively “Sellers”) and Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), a company incorporated in China engaging in the sale of fuel materials and harbor cargo handling services. Pursuant to the SPA, TMSR shall issue an aggregate of 4,630,000 shares of TMSR’s common stock to the Rong Hai Shareholders, in exchange for Rong Hai Shareholders’ agreement to enter into, and their agreement to cause Rong Hai to enter into, certain VIE Agreements (the “Rong Hai VIE Agreements”) with Shengrong WFOE, through which WFOE shall have the right to control, manage and operate Rong Hai in return for a service fee approximately equal to 100% of Rong Hai’s net income (“Acquisition”). On November 30, 2018, Shengrong WFOE, the Company’s indirectly owned subsidiary, entered into a series of VIE Agreements with Rong Hai and the Rong Hai Shareholders. The VIE Agreements are designed to provide WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Rong Hai, including absolute rights to control the management, operations, assets, property and revenue of Rong Hai. Rong Hai has the necessary license to carry out coal trading business in China. The Acquisition closed on November 30, 2018. Starting on November 30, 2018, the Company’s business activities added coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap, of which business activities are carried out in Nantong, Jiang Su Province, PRC.

On December 27, 2018, the Company, entered into an Equity Purchase Agreement (the “EPA”) with Hopeway International Enterprises Limited., a private limited company duly organized under the laws of British Virgin Islands (the “Hopeway” or “Purchaser”). Pursuant to the EPA, Shengrong WOFE shall sell 100% equity interests in Hubei Shengrong to the Purchaser in exchange for the Purchaser’s agreement (“Consideration”) to irrevocably forfeit and cancel 8,523,320 shares of common stock of the Company (the “Shares”), constituting all the shares owned by the Purchaser. The transaction contemplated by the EPA is hereby referred as Disposition. The Company’s decision to dispose of Hubei Shengrong is due to the Wuhan Municipal Government’s policy change that Hubei Shengrong is forced to close the existing facility, relocate and build a new facility, which is expected to take approximately 7-8 years. As a result, Hubei Shengrong will not be able to keep the production running and will generate no income in the foreseeable future. Management believed it is very difficult, if possible at all, to continue manufacturing of solid waste recycling systems. As such, the Company has been actively seeking to dispose Hubei Shengrong while retaining the research and development and sale of solid waste recycling systems business. Upon closing of the Disposition, the Purchaser will become the sole shareholder of Hubei Shengrong and as a result, assume all assets and obligations of Hubei Shengrong except the research and development team and intellectual property rights in connection with the solid waste recycling systems business shall be assigned to Shengrong WFOE as part of the Disposition. As Shengrong WFOE has significant continuing involvement in the sale of solid waste recycling systems business and the processed industrial waste materials trading business, the results of operations for Hubei Shengrong were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

Key Factors that Affect Operating Results

Management has observed the trends and uncertainties of government efforts to control the industrial solid wastes discharge, which we believe may have a direct impact on our operations in the near future.

Although the PRC economy has grown in recent years, the pace of growth has slowed, and even that rate of growth may not continue. According to the National Bureau of Statistics in China (“NBS”), the annual rate of growth in the PRC declined from 7.7% in 2013 to 7.4% in 2014, 6.9% in 2015, 6.7% in 2016, and 6.9% in 2017 and dropped to 6.6% in 2018. The expected growth rate in 2019 will be 6.2%. A further slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for the combined company’s selling of coating and fuel materials and may have a materially adverse effect on its business.

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

Our recycling systems and equipment operations are largely affected by the testing result of installed solid waste recycling systems and equipment. If an installed solid waste recycling system or equipment cannot meet the acceptance standards stated on the sales contract, which usually include the outlook of the systems and equipment, the recycled rate of low magnetic catalysts and the physical and chemical index of low magnetic catalysts, then we need to adjust the systems and equipment until their performance meets the acceptance standards. Only after the testing results meet the standards, the products can be considered delivered and title passed to customers, and we can recognize sales.

Our fuel materials, mainly coal, operations are largely affected by the following aspects. First, the PRC's macroeconomic growth is not as fast as expected; the slowdown of economic growth will affect the demand of the market, and the reduction of coal consumption by enterprises will affect the sales of coal and directly affect our earnings. Second, the coal market price fluctuation will also affect our sales revenue; because Jiangsu Rong Hai has long-term and stable customers, the price fluctuations will affect the cost of purchasing coal and thus affect our revenue. Third, the risk of price fluctuation in the shipping industry. The fluctuation of shipping price will also directly affect the fluctuation of coal market price, thus affecting our income. Fourth, we have long-term and stable customers and continues to rely on a small number of customers from 2009 to 2018. Losing our major customers will have a significant impact on our results of operations. In addition, the payment situation of these customers will be affected by abnormal market changes, which will have a negative impact on our business recovery accounts and cash flow.

Results of Operations

Years Ended December 31, 2018 vs. December 31, 2017

				Percentage
	2018	2017	Change	Change
Revenues – Equipment and systems	$15,298,353	$18,635,434	$(3,337,081)	(17.9)%
Revenues – Coating and fuel materials	5,722,165	-	5,722,165	100.0%
Revenues – Trading and others	2,170,836	20,116,331	(17,945,495)	(89.2)%
Total revenues	23,191,354	38,751,765	(15,560,411)	(40.2)%
Cost of Revenues – Equipment and systems	12,748,378	5,999,356	6,749,022	112.5%
Cost of Revenues – Coating and fuel materials	4,604,000	-	4,604,000	100.0%
Cost of Revenues – Trading and others	1,319,353	13,234,664	(11,915,311)	(90.0)%
Total cost of revenues	18,671,731	19,234,020	(562,289)	(2.9)%
Gross profit	4,519,623	19,517,745	(14,998,122)	(76.8)%
Operating expenses	(2,392,564)	(12,071,430)	(9,678,866)	(80.2)%
Income from operations	2,127,059	7,446,315	(5,319,256)	(71.4)%
Other expense, net	(161,247)	(1,278,896)	(1,117,649)	(87.4)%
Provision for income taxes	(515,820)	(1,953,942)	(1,438,122)	(73.6)%
Net income	$1,449,992	$4,213,477	$(2,763,485)	(65.6)%

Revenues

The Company’s revenue consists of solid waste recycling systems and equipment revenue, coating and fuel materials revenue, and trading and others revenue. Total revenues decreased by approximately $15.6 million, or approximately 40.2%, to approximately $23.2 million for the year ended December 31, 2018, compared to approximately $38.8 million for the year ended December 31, 2017. The overall decrease in total revenue was attributable to the decreased sales of solid waste recycling systems and equipment and trading industrial waste materials and offset by the increased sales of coating materials after the acquisition of Wuhan HOST and increased sales of fuel materials after the acquisition of Rong Hai.

Equipment and Systems Revenue

Revenue of solid waste recycling systems and equipment decreased by approximately $3.3 million, or approximately 17.9%, to approximately $15.3 million for the year ended December 31, 2018, compared to approximately $18.6 million for the year ended December 31, 2017. The decrease in revenues was primarily attributable to the decrease of solid waste recycling equipment orders. From July to September this year, due to floods in many places in China, almost 90% of Hubei Shengrong’s customers requested to delay acceptance of our equipment and payment, resulting in the sales revenue of Hubei Shengrong in the third quarter of this year decreased by 90% compared with the same period of last year. In addition, according to the planning mandates of Wuhan Municipal Government 2018, manufacturers should move away from city’s downtown area. Therefore, due to the policy change, Hubei Shengrong is forced to close the existing facility, relocate and build a new facility, which is expected to take approximately 7-8 years. As a result, Hubei Shengrong did not generate any new equipment and systems revenue in the fourth quarter of 2018. We are in the process of searching for the suitable vendor to manufacture our products in 2019. Once the suitable vendors are located, we expect our revenues will be on a rise again. Our revenues from solid waste recycling systems and equipment on numbers of units sold and built and its average selling price are summarized as follows:

	For the Year ended December 31, 2018	For the Year ended December 31, 2017	Change	Change (%)

Solid waste recycling equipment sold	7	32	(25)	(78.1%)
Average selling price	$518,585	$582,357	$(63,772)	(11.0%)
Solid waste recycling system infrastructure sold	3	-	3	100.0%
Average selling price	$3,889,419	$-	$3,889,419	100.0%

During the year ended December 31, 2018, we sold 7 units of solid waste recycling equipment with an average selling price of $518,585 per unit as compared to 32 units sold with an average selling price of $582,357 during the year ended December 31, 2017. The decrease in units sold of 25 units or 78.1% during the year ended December 31, 2018 as compared to the same period in 2017 were mainly due to our allocations of our resource to the solid waste recycling system infrastructure and the delayed acceptance of some solid waste recycling equipment. We did not have any solid waste recycling infrastructure systems accepted by customers for the year ended December 31, 2017. The decrease in unit sold is also attributable to the planning mandates of Wuhan Municipal Government 2018 which manufacturers should move away from city’s downtown area where we were unable to manufacture during the fourth quarter of 2018 and were not able timely to find a suitable manufactures to make products available for sales during the fourth quarter of 2018. The decrease in average unit price of $63,772 or 11.0% during the year ended December 31, 2018 as compared to the same period in 2017 was due to the fact that our petroleum catalyst separation equipment that we sold in the year ended December 31, 2018, had a lower selling price than other solid waste recycling equipment that we sold in the year ended December 31, 2017, such as Copper tailings separation equipment and Titanium dioxide separation equipment, which lowered the average selling price. The decrease was partly offset by the appreciation of Chinse Reminbi (“RMB”) against U.S. Dollar of 2.0%.

During the year ended December 31, 2018, we completed the sales of 3 units of solid waste recycling infrastructure systems with an average selling price of $3,889,419 per unit. We did not recognize any solid waste recycling infrastructure systems revenue for the year ended December 31, 2017 because we allocated our resources to the manufacture solid waste recycling system infrastructure for the year ended December 31, 2018 as compared to the same period in 2017 where we allocated our resources to manufacture solid waste recycling equipment.

Coating and Fuel Revenue

During the year ended December 31, 2018, we sold 1,873,252 kilograms of coating materials after Wuhan Host being acquired with an average selling price of approximately $2.46 per kilogram and sold 11,775 tons of coal after Rong Hai being acquired with an average selling price of approximately $93.95 per ton.

Trading and Others Revenue

Revenues of trading of industrial waste materials and other general merchandises decreased by approximately $17.9 million or 89.2%, to approximately $2.2 million for the year ended December 31, 2018, compared to approximately $20.1 million for the year ended December 31, 2017. The decrease in revenues was attributable to the decreased amount of industrial waste materials traded during the year ended December 31, 2018 as compared to the same period in 2017. Our revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the Year ended December 31, 2018	For the Year ended December 31, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide	$288,568	$9,528,520	$(9,239,952)	(97.0)%
Petroleum FCC Catalyst	288,568	7,015,135	(6,726,567)	(95.9)%
Ilmenite Tailings	534,384	1,759,369	(1,224,985)	(69.6)%
Copper Smelting Tailings	712,512	1,563,884	(851,372)	(54.4)%
Others revenues	346,804	249,423	97,381	39.0%
Total	$2,170,836	$20,116,331	$(17,945,495)	(89.2)%

Our total sold quantity of each kind of industrial waste materials and their average selling price are summarized as follows:

	For the Year ended December 31, 2018	For the Year ended December 31, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	225	7,780	(7,555)	(97.1)%
Average selling price	$1,283	$1,225	$58	4.7%
Petroleum FCC Catalyst (quantity in tons)	225	5,780	(5,555)	(96.1)%
Average selling price	$1,283	$1,214	$69	5.7%
Ilmenite Tailings (quantity in tons)	625	2,100	(1,475)	(70.2)%
Average selling price	$855	$838	$17	2.0%
Copper Smelting Tailings (quantity in tons)	625	1,400	(775)	(55.4)%
Average selling price	$1,140	$1,117	$23	2.1%

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

During the year ended December 31, 2018, the decrease of revenues from trading industrial waste materials was due to the fact that we only generated revenues from trading an aggregate of 1,700 tons of Acid Hydrolysis Titanium Dioxide, Petroleum FCC Catalyst, Ilmenite Tailings and Copper Smelting Tailings as compared to an aggregate of 17,060 tons during the same period in 2017. Our trading of industrial waste materials are dependent on the progress of our recycling equipment end users and when they are able to sell those industrial waste materials to our suppliers to process the waste. During the year ended December 31, 2018, we had less resources to trade the aforementioned industrial waste materials as compared to the same period in 2017 as the enterprises who has the resources of the industrial waste materials were closed for production during the year ended December 31, 2018 due to inspection from the environment group of the Chinese government until the enterprises were able to pass the environmental inspection, which reduced the resource for our trading of industrial waste materials.

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

Our other revenues increased by approximately $0.1 million, or 39.0%, to approximately $0.3 million for the year ended December 31, 2018 as compared to approximately $0.2 million for the year ended December 31, 2017. The increase was mainly due to the fact that we included one month harbor cargo handling revenue after the acquisition of Rong Hai and the revenue is more than TJComex’s other revenue made during the year ended December 31, 2017.

Cost of Revenues

The Company’s cost of revenues consists of cost of solid waste recycling systems and equipment revenue, cost of coating and fuel materials revenue, and cost of trading and others revenue. Total cost of revenues decreased by approximately $0.5 million, or approximately 2.9% to approximately $18.7 million for the year ended December 31, 2018, compared to approximately $19.2 million for the same period in 2017. Our total cost of revenues decreased which was in line with the decrease of solid waste systems revenues because solid waste recycling infrastructure systems generally have a higher cost and selling price than solid waste recycling equipment.

Cost of Equipment and Systems Revenue

Cost of solid waste recycling systems and equipment revenue increased by approximately $7.0 million, or approximately 112.5% to approximately $12.7 million for the year ended December 31, 2018, compared to approximately $6.0 million for the same period in 2017. The increase in cost of solid waste recycling systems and equipment revenue was primarily associated with the increase of sales volume of solid waste recycling systems as they have a much higher cost than solid waste recycling equipment because manufacturing those systems requires more materials in quantities and with more expensive materials, as well as the increase of unit purchase cost of steel and longer labor hours with the increase of overhead manufacturing cost.

Cost of Coating and Fuel Materials Revenue

During the year ended December 31, 2018, we sold 1,873,252 kilograms of coating materials after Wuhan Host being acquired with an average unit cost of approximately $1.88 and sold 11,775 tons of coal after Rong Hai being acquired with an average unit cost of approximately $91.31.

Cost of Trading and Others Revenue

Cost of trading of industrial waste materials and others revenue decreased by approximately $11.9 million or 90.0%, to approximately $1.3 million for the year ended December 31, 2018, compared to $13.2 million for the same period in 2017. The decrease was in line with the decrease in revenues of trading of industrial waste materials and other general merchandises. Our cost of revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the Year ended December 31, 2018	For the Year ended December 31, 2017	Change	Change (%)
Industrial waste materials trading
Acid Hydrolysis Titanium Dioxide	$192,378	$6,269,503	$(6,077,125)	(96.9)%
Petroleum FCC Catalyst	192,378	4,593,913	(4,401,535)	(95.8)%
Ilmenite Tailings	356,256	1,172,911	(816,655)	(69.6)%
Copper Smelting Tailings	534,385	1,172,913	(638,528)	(54.4)%
Others cost of revenues	43,956	25,424	18,532	72.9%
Total	$1,319,353	$13,234,664	$(11,915,311)	(90.0)%

Our total sold quantity of each kind of industrial waste materials and their average purchasing price are summarized as follows:

	For the Year ended December 31, 2018	For the Year ended December 31, 2017	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	225	7,780	(7,555)	(97.1)%
Average unit cost	$855	$806	$49	6.1%
Petroleum FCC Catalyst (quantity in tons)	225	5,780	(5,555)	(96.1)%
Average unit cost	$855	$795	$60	7.5%
Ilmenite Tailings (quantity in tons)	625	2,100	(1,475)	(70.2)%
Average unit cost	$570	$559	$11	2.0%
Copper Smelting Tailings (quantity in tons)	625	1,400	(775)	(55.4)%
Average unit cost	$855	$838	$17	2.0%

Gross Profit

The Company’s gross profit decreased by approximately $15.0 million, or 76.8%, to approximately $4.5 million during the year ended December 31, 2018, from approximately $19.5 million for the year ended December 31, 2017. For the year ended December 31, 2018 and 2017, the Company’s gross margin was approximately 19.5% and 50.4%, respectively. The decrease in gross margin was primarily due to the increase of sales volume of solid waste recycling systems as they have a much higher cost than solid waste recycling equipment, which in turn, decreased our gross margin percentage from 67.8% for the year ended December 31, 2017 to 16.7% for the year ended December 31, 2018. The decrease in gross margin was also due to a newly added business of producing and selling coating materials after our acquisition of Wuhan HOST in May 2018 and another newly added business of coal wholesales after our acquisition of Rong Hai in December 2018. The gross margin of coating and fuel materials was approximately 19.5% for the year ended December 31, 2018. The decrease in gross margin was offset by the newly added business of harbor cargo handling services after our acquisition of Rong Hai in December 2018 and the gross margin of the services was about 87.3%.

Operating Expenses (Income)

The Company’s operating expenses (income) include selling, general and administrative (“SG&A”) expenses, (recovery of) provision for doubtful accounts and impairment loss of goodwill.

SG&A expenses increased by approximately $1.2 million, by approximately 66.4%, from approximately $1.8 million for the year ended December 31, 2017 to approximately $3.0 million for the year ended December 31, 2018. The increase in selling, general and administrative expenses was primarily due to the increase of professional fees of $0.7 million, such as audit, legal, consulting, public relation, and other professional fees in relation to the business combination between JM Global and China Sunlong in February 2018, acquisition of Wuhan HOST audit, accounting and legal advisory services, and being a public company thereafter for the year ended December 31, 2018 as compared to the same period in 2017. The increase also attributable to the increase of $0.6 million SG&A expenses incurred in Wuhan HOST, our new acquired subsidiary in May 2018, offset by the decrease of approximately $0.1 million SG&A expenses in TJComex BVI which we disposed in April 2018.

We recovered doubtful accounts of approximately $0.6 million during the year ended December 31, 2018. At the beginning of 2017, we were trying to expand our trading of industrial waste materials business and gaining market shares by granting a 30 days credit term of the revenue to our customers. We did not collect our accounts receivable per credit term as expected. As a result, we had to assess the potential losses and provide provision of allowances on the accounts receivable for the year ended December 31, 2017. However, for the year ended December 31, 2018, we were able to collect some of the accounts receivable that were previously reserved, so we recovered doubtful accounts charges of approximately $1.0 million. The recovery was offset by the allowance of doubtful accounts we made for Wuhan Host for other receivables of approximately $0.4 million which we determined the collectability of such receivables are remote after exhausting collection effort has been made during the year ended December 31, 2018.

Approximately $3.8 million of goodwill arisen from the acquisition of TJComex BVI on March 31, 2017. On December 31, 2017, we tested the goodwill for impairment. We concluded that an impairment existed, so we wrote off the full value of goodwill at the year end. During the year ended December 31, 2018, we did not have such expense.

Income from Operations

As a result of the foregoing, income from operations for the year ended December 31, 2018 was approximately $2.1 million, a decrease of approximately $5.3 million, or approximately 71.4%, from approximately $7.4 million for the year ended December 31, 2017. As a percentage of total revenues, income from operations decreased to approximately 9.2% during the year ended December 31, 2018 from approximately 19.2% during the same period in 2017. The decrease was mostly driven by the increase of revenues from the lower profit margin products, solid waste recycling systems and the decrease of revenues from the higher profit margin products, solid waste recycling equipment as discussed above.

Other Income (Expense)

The Company’s other income (expense) consists of interest income, interest expense and other income (expense), net. The Company’s other expense was approximately $0.2 million during the year ended December 31, 2018, an decrease of approximately $1.1 million, or approximately 87.4%, as compared to other expenses of approximately $1.3 million during the same period in 2017. The decrease of other expense was mainly attributable to the decrease of TJComex merger related other expenses of approximately $1.1 million incurred during the year ended December 31, 2017.

Provision for Income Taxes

The Company’s provision for income tax was approximately $0.5 million during the year ended December 31, 2018, compared to approximately $1.9 million for the same period in 2017. The decrease in provision for income taxes is in line with the decrease in income before income taxes. Under the Income Tax Laws of the PRC, companies are generally subject to income tax at a rate of 25%. However, the Company’s 100% subsidiary, Hubei Shengrong, obtained the “high-tech enterprise” tax status in 2014 and Wuhan Host obtained the same status in 2016, which reduced their statutory income tax rate to 15%. Hubei Shengrong renewed its “high-tech enterprise” status in December 2016, which continued to reduce its statutory income rate to 15% from 2017 to 2019. Wuhan Host’s “high-tech enterprise” status can reduce its statutory income rate to 15% from 2016 to 2019. We have incurred approximately $1.0 million of non-deductible expenses for income tax purpose during the year ended December 31, 2017 and the acquisition of Wuhan Host lowered the income tax rate, as a result the effective tax rate decreased from 31.7% for the year ended December 31, 2017 to 26.2% for the year ended December 31, 2018.

Net Income

As a result of the foregoing, net income decreased by approximately $2.8 million, or 65.6%, to approximately $1.4 million for the year ended December 31, 2018, from approximately $4.2 million for the same period in 2017.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

Accounts receivable, net

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the first-in-first-out method in Shengrong WFOE and weighted average method in Wuhan HOST and Rong Hai. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory when the carrying value exceeds net realizable value.

Prepayments

Prepayments are funds deposited or advanced to outside vendors for future inventory purchases. As a standard practice in China, many of the Company’s vendors require a certain amount to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis. This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require any outstanding prepayments to be returned to the Company when the contract ends.

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

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

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

Revenue from equipment and systems, revenue from coating and fuel materials, and revenue from trading and others are recognized at the date of goods delivered and title passed to customers, when a formal arrangement exists, the price is fixed or determinable, the Company has no other significant obligations and collectability is reasonably assured. Such revenues are recognized at a point in time after all performance obligations are satisfied under the new five-step model. In addition, training service revenues are recognized when the services are rendered and the Company has no other obligations, and collectability is reasonably assured. These revenues are recognized at a point in time.

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as retainage during the warranty period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty claims historically. Due to the infrequent and insignificant amount of warranty claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty are recognized over the warranty period over 12 months. For the year ended December 31, 2018, less than 5% of our warranty revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying statements of income and comprehensive income.

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

Recently Issue Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016- 02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. This ASU will be effective for the Company on January 1, 2019. The Company occupies an office under operating lease agreement with a term longer than 12 months for which prior to adoption of the guidance are not reflected in its consolidated balance sheet at December 31, 2018 and 2017. We will adopt ASU 2016-02 on January 1, 2019 and recognize additional operating labilities of approximately $190,000, with corresponding right of use (“ROU”) assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases with a term longer than 12 months.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We do not believe the adoption of this ASU would have a material effect on our consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of December 31, 2018, our net working capital deficit was approximately $3.7 million, over 50% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $2.4 million and is expected to continuing generate cash flow from operations in the twelve months period.

We believe that current levels of cash and cash flows from operations will be sufficient to meet its anticipated cash needs for at least the next twelve months from the date the consolidated financial statements to be issued. However, it may need additional cash resources in the future if it experiences changed business conditions or other developments, and may also need additional cash resources in the future if it wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash and cash equivalents on hand, the Company may seek to issue debt or equity securities or obtain additional credit facility.

The following summarizes the key components of the Company’s cash flows for the year ended December 31, 2018 and 2017.

	For the Years ended December 31,
	2018	2017

Net cash used in operating activities	$(2,038,239)	$(426,442)
Net cash provided by investing activities	2,444,720	21,566
Net cash (used in) provided by financing activities	(52,174)	347,454
Effect of exchange rate change on cash	(89,453)	17,953
Net change in cash	$264,854	$(39,469)

As of December 31, 2018 and 2017, the Company had cash in the amount of $726,737 and $461,883, respectively. As of December 31, 2018, approximately $719,000 and approximately $8,000 were held by the Company’s subsidiaries in the PRC and Hong Kong, respectively. As of December 31, 2017, approximately $459,000 and approximately $3,000 were held by the Company’s subsidiaries in the PRC and Hong Kong, respectively.

Operating activities

Net cash used in operating activities was approximately $2.0 million for the year ended December 31, 2018, as compared to approximately $0.4 million net cash used in operating activities for the year ended December 31, 2017.  Net cash used in operating activities for the year ended December 31, 2018 was mainly due to the recovery of doubtful accounts of approximately $0.6 million as we collected more aged accounts receivables, the increase of notes receivable of approximately $0.3 million as our customers used more notes receivable for payment which we needs to wait approximately 3 to 6 months to deposit the notes, the increase of accounts receivable of approximately $1.6 million as we generated more sales on credits, and the increase of approximately $14.0 million of prepayments as we are required to make such prepayments for our systems and equipment operations because the orders that we placed had unique specifications with such a high volume and we must make such prepayments in order for us to secure our purchases to meet our production timely. Net cash used in operating activities was offset by approximately $1.5 million of net income from our operations, approximately $0.4 million of depreciation expense of plant and equipment, approximately $0.3 million amortization expense of intangible assets, deferred tax provision of approximately $0.1 million, the decrease of approximately $4.6 million of accounts receivable – related party as we have collected more cash on receivables, the decrease of approximately $0.4 million of other receivables – related party as we have collected more cash advances to related parties for operation purpose, the decrease of approximately $3.3 million of inventories as we have shipped some solid waste recycling equipment and system to our customers during the year ended December 31, 2018, the increase of approximately $0.1million accounts payable, the increase of approximately $0.8 million other payables and accrued liabilities, the increase of approximately $0.4 million of customer deposits, and the increase of approximately $2.8 million of taxes payable as we have incurred more taxes payable from our operations.

Investing activities

Net cash provided by investing activities was approximately $2.4 million for the year ended December 31, 2018, as compared to approximately $22,000 net cash provided by investing activities for the year ended December 31, 2017. Net cash provided by investing activities for the year ended December 31, 2018 was mainly due to cash amounted to approximately $8.0 million received from JM Global Holding Company through reverse capitalization and approximately $0.8 million received from acquisition of Rong Hai offset mainly by the acquisition payment on Wuhan HOST of approximately $6.2 million, net of approximately $0.3 million cash held at Wuhan HOST and approximately $50,000 cash deconsolidated from disposal of Hubei Shengrong.

Financing activities

Net cash used in financing activities was approximately $50,000 for the year ended December 31, 2018, as compared to approximately $0.3 million net cash provided by financing activities for the year ended December 31, 2017. Net cash used in financing activities for the year ended December 31, 2018 was mainly due to approximately $2.3 million repayment on short-term bank loan and approximately $0.2 million repayment on other payables – related parties and was offset by the issuance of common stock of approximately $133,000 to a group of unrelated third party investors in the PRC, approximately $2.3 million loan from short-term bank loan and approximately $20,000 loan from a third party and approximately $0.1 million loan from our related party.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-34 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

A “material weakness” is defined under the SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result of its review, management concluded that we had material weaknesses in our internal control over financial reporting process consisting of the following:

●	Inadequate U.S. GAAP expertise. The current accounting staff is inexperienced in applying U.S. GAAP standard as they are primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our consolidated operating entities, and thus require substantial training. The current staff’s accounting skills and understanding as to how to fulfill the requirements of U.S. GAAP-based reporting, including subsidiary financial statements consolidation, are inadequate.

●	No formal plan to provide applicable training for our financial and accounting staff to enhance our understanding of U.S. GAAP and internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective at December 31, 2018 due to the material weaknesses identified by our management as described above.

Management Plan to Remediate Material Weaknesses

●	We plan to engage outside consultant to supplement efforts to improve our internal control over financial reporting;

●	We plan to acquire applicable training for our financial and accounting staff to enhance our understanding of U.S. GAAP and internal control over financial reporting

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors as of December 31, 2018:

Name	Age	Position
Jiazhen Li	56	Chief Executive Officer
Xiaonian Zhang	67	President and Director
Xiaoyan Shen	38	Chief Financial Officer and Secretary
Chuanliu Ni	57	Co-Chairman of the Board
Zheyi Wang	33	Co-Chairman of the Board
Hongxiang Yu (1)(2)(3)	40	Director
Yilei Shao (1)(2)(3)	42	Director
Mingze Yin(1)(2)(3)	31	Director
Min Zhu(1)(2)(3)	39	Director

(1)	Member of our Audit Committee

(2)	Member of our Compensation Committee

(3)	Member of our Nominating and Corporate Governance Committee

Business Experience and Directorships

The following describes the backgrounds of current executive officers and directors. Our board of directors has determined that (a) other than Messrs. Zheyi Wang and Chuanliu Ni, all of our directors are independent directors as defined under the NASDAQ Stock Market’s listing standards governing members of boards of directors, and (b) the members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are independent under applicable SEC rules

 Ms. Jiazhen Li

Ms. Li became the Company’s CEO on October 4, 2018. From February 6, 2018 to October 7, 2018, Mr. Li was the Co-Chairwoman of the Board. Ms. Li has over seven years of work experience in environmental protection equipment and industrial waste recycling and utilizing area. She co-founded Hubei Shengrong Environmental Protection and Energy Saving Technology Co. Ltd. in 2009. Ms. Li won the third prize of Tech-Innovation Award issued by the Wuhan City Government in 2010, and under her leadership, her team won the second place in the China (Shenzhen) Innovation Tournament 2011. Ms. Li is also the co-inventor of multiple important patents owned by the Company. Ms. Li served as the Director of Sales for Wuhan Textile Industry Co. Ltd during the period from 1983 to 1995. She founded Wuhan Mingjia Trading Co. Ltd in 1995. Wuhan Mingjia is engaged in the business of fashion design, manufacture, marketing and distribution. Wuhan Mingjia owns two fashion brands, “MG” and “Mingjia Guixiu”, in China. Ms. Li actively serves as the Vice President of Hubei Wuhan Qiaokou District Commercial and Industrial Association. Ms. Li graduated from Beijing College of Economics and Management with a bachelor degree in Marketing and obtained her MBA degree from Welsh College of Wuhan University.

Mr. Xiaonian Zhang

Mr. Zhang became the President and a director of our Company on February 8, 2018. Xiaonian Zhang was appointed to be President and a director of Sunlong in 2017. From 2009 to present, Mr. Zhang has been the general manager and head of technology department in Hubei Shengrong Environmental Protection Energy-Saving Science and Technology Co. Ltd. Over the last decade, Mr. Zhang had been working on R&D and successfully managed a team with a research focus on high efficiency permanent magnetic separation of industrial solid wastes and comprehensive utilization of tailings. Mr. Zhang also held 2 U.S. invention patents on the high efficiency permanent magnetic comprehensive separating technology. Mr. Zhang graduated from Huazhong University of Science and Technology in July 1989 with a Bachelor degree of Automatic Control.

Dr. Chuanliu Ni

Dr. Ni became the Co-Chairman of our Company on February 06, 2018. Dr. Ni was appointed as Sunlong’s Co-Chair of the Board in 2017. He has an extensive managerial experience and has a proven track record of success as a team leader. From 2007 to present, Dr. Ni has served as TJComex’s CEO and Chairman. From 1994-1999, Dr. Ni served as the U.S. Business Representative for Tianjin Economic and Technological Development Area (TEDA)/Tianjin City based in Washington D.C. Dr. Ni holds a Bachelor Science degree in Electrical Engineering of Nanjing University of Science and Technology, a Master Science degree in Management Information Systems of Hebei Polytechnic University, a Master Arts degree in Economics and a Ph.D. in Economics of West Virginia University. Dr. Ni was also a member of 11thChina People’s Political Consultative Conference (CPPCC) Tianjin Commission.

Mr. Zheyi Wang

Mr. Wang was appointed as Co-Chairman of the Board on October 4, 2018. Mr. Zheyi Wang has served as the principal accounting manager at China branch of AstraZeneca, an Anglo-Swedish multinational pharmaceutical company listed on the Over-the-Counter Market since January, 2018. From April 2016 to January 2018, Mr. Wang served as regional manager in Wuhan for the Daiichi Sankyo Company Limited, a global pharmaceutical company and second largest pharmaceutical company in Japan. From June 2013 to March 2016, Mr. Wang was a sales representative for AstraZeneca. Mr. Wang received his bachelor degree in French in 2010 from Wuhan University and another bachelor degree in financial management from Université Lille 2 Droit et Santé in 2011 in France. Mr. Wang also holds a master degree in accounting management, a degree he earned from SKEMA Business School in 2013.

Mr. Hongxiang Yu

Mr. Hongxiang Yu was appointed as a director of our Board on August 31, 2018. Mr. Hongxiang Yu has been a director for American Lorain Corporation, a company listed on New York Stock Exchange (AMEX: ALN) since 2016. Mr. Yu has served as the head of the internal auditing department of Hongrun Construction Group Co., Ltd., a company listed on the Shenzhen Stock Exchange, and as general manager for Hongrun’s foundation engineering subsidiary, since August 2006. In September 2015, Mr. Yu established, and has been the Chairman of, Shanghai Highlights Asset Management Co., Ltd., a company engaged in assets management and private equity investment in China. Since April 2016, Mr. Yu has also served as the Vice Chairman of Tianjin Dragon Film Limited, a company engaged in investment in film industry including the both upstream and downstream chain of film production business in China. Mr. Yu received his Bachelor degree in International Trade in 2004 from University of Portsmouth in the UK and his Master degree in International Human Resources Management in 2006 from University of Portsmouth.

Ms. Yilei Shao

Ms. Yilei Shao was appointed as a director of our Board on August 31, 2018. Ms. Yilei Shao was nominated to serve as a director for American Lorain Corporation, a company listed on New York Stock Exchange (AMEX: ALN) in 2018. Ms. Shao has served as founder and chief executive officer of Shanghai Jianshi Management Consulting Limited, focusing on cross-border advisory services for Chinese companies and strategic consulting, since 2011. Ms. Shao served as Vice President in the Credit Derivatives Department of Goldman Sachs in New York from 2005 to 2010. Ms. Shao received a bachelor degree in computer science from Shanghai Jiao Tong University and a Ph.D. in Computer Science from Princeton University.

Mr. Mingze Yin

Mr. Yin was appointed as a director of our Board on March 22, 2019. Mr. Mingze Yin has been the Risk Control Manager of Shanghai Guangdian Asset Management co. LTD. since November 2018. From November 2017 to October 2018, he served as the General Manager of Comprehensive Financial Services Department of the Investment Banking Division at Lianchu Securities LTD. From November 2016 to October 2017, he served as a Senior Manager of the Investment Banking Headquarter of Zhongshan Securities LTD. From July 2013 to October 2016, he served as a Senior Auditor of the BDO China SHU LUN PAN Certified Public Accountants LLP. From July 2011 to June 2013, he served as an Auditor of Zhongxi Certified Public Accountants LLP. During the term of office mentioned above, Mr. Yin received his Bachelor degree in Management in 2011 from Huaihai Institute of Technology.

Mr. Min Zhu

Mr. Zhu was appointed as a director of our board on March 22, 2019. Mr. Zhu has been the General Manager of Tianjin Longying Pictures co. LTD since October 2016. From September 2008 to September 2016, he served as a District Manager of Maersk Logistics Investment LTD. From October 2004 to September 2008, he served as a Shipping Manager of Shanghai Leya International Freight Agency Co. LTD. During the term of office mentioned above, Mr. Zhu received his Bachelor degree in System Engineering in 2002 from Shanghai Institute of Technology.

Ms. Xiaoyan Shen

Ms. Shen became the Company’s Chief Financial Officer on February 6, 2018. Xiaoyan Shen was appointed as Sunlong’s Chief Financial Officer in 2017. Ms. Shen has over 15 years of corporate financial leadership and commodity exchange experience. Ms. Shen held a Master of Public Accounting from Macquarie University, and a Bachelor Economic degree in Economics from Tongji University. Ms. Shen is also a Certified Public Accountant in Australia.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. We anticipate that a majority of our board of directors will be independent as of the closing of the Business Combination. An “independent director” is defined under the NASDAQ rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We anticipate that our board of directors will determine that Ms. Yilei Shao, Mr. Hongxiang Yu, Mr. Min Zhu and Mr. Mingze Yin are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Leadership Structure and Risk Oversight

The board of directors does not have a lead independent director. Currently Ms. Jiazhen Li serves as our Chief Executive Officer, and Dr. Ni and Mr. Wang serve as Co-Chairs of the Board.

Committees of the Board of Directors

The standing committees of our board of directors currently consists of an Audit Committee and a Compensation Committee, and after the Business Combination will also consist of a Nominating and Corporate Governance Committee. Each of the committees will report to the board of directors as they deem appropriate and as the board may request.

Audit Committee

Our Audit Committee currently consists of Ms. Yilei Shao, Mr. Hongxiang Yu, Mr. Min Zhu and Mr. Mingze Yin with Mr. Hongxiang Yu serving as the chairman of the Audit Committee. We believe that each of these individuals qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. We also believe that Mr. Hongixang Yu qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is attached as an exhibit to this Report.

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

Compensation Committee

Our Compensation Committee currently consists of Ms. Yilei Shao, Mr. Hongxiang Yu, Mr. Min Zhu and Mr. Mingze Yin, with Ms. Yilei Shao serving as the chairman of the Compensation Committee. We anticipate that each of the members of our Compensation Committee will be independent under the applicable NASDAQ listing standards. Our board of directors has adopted a written charter for the Compensation Committee, which is attached as an exhibit to this Report.

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

Our Corporate Governance and Nominating Committee currently consists of Ms. Yilei Shao, Mr. Hongxiang Yu, Mr. Min Zhu and Mr. Mingze Yin, with Mr. Min Zhu serving as the chairman of the Corporate Governance and Nominating Committee. We anticipate that each of the members of our Corporate Governance and Nominating Committee will be independent under the applicable NASDAQ listing standards. Our board of directors has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.tmsr-ltd.com.

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

Item 11. Executive Compensation

The following table provides disclosure concerning all compensation paid for services to TMSR in all capacities for our fiscal years ended 2018 and 2017 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Other Compensation ($)	Total ($)

Xiaoyan Shen (1)	2018	36,538	-	-	-		-	36,538
(CFO)	2017	36,538	-	-	-		-	36,538

Jiazhen Li (2)	2018	9,135		-	-		-	9,135
(CEO)	2017	9,135	-	-	-		-	9,135

Chuanliu Ni (3)	2018	95,875	-	-		-	-	95,875
(Former CEO)	2017	127,833	-	-	-		-	127,833

(1)	Ms. Xioyan Shen was appointed as the CFO of TMSR on February 6, 2018. Ms. Shen was entitled to an annual base salary of $36,538 pursuant to the employment agreement she had with the Company.

(2)	Ms. Jiazhen Li was appointed as the CEO of the Company on October 4, 2018. Ms. Li is entitled to an annual base salary of $9,135 pursuant to the employment agreement he had with the Company.

(3)	Dr. Chuanliu Ni was appointed as the CEO of the Company on February 6, 2018. Dr. Ni was entitled to an annual base salary of $127,833 pursuant to the employment agreement he had with the Company. Dr. Ni resigned on October 4, 2018.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2018

We currently have a 2018 long-term equity incentive plan pursuant to which 10,000,000 shares were authorized. During the fiscal year ended December 31, 2018, no shares of common stock were granted to our officers and directors under the plan.

Outstanding Equity Awards at Fiscal Year-End

None.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have entered into employment agreements with each of our executive officers, respectively, including Ms. Zheyi Wang, the Co-Chairman (each an “Employment Agreement,” collectively, the “Employment Agreements”). Under these agreements, each of our executive officers is employed for a specified time period. We may terminate employment for cause, at any time, without advance notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a crime, or misconduct or a failure to perform agreed duties. The executive officer may resign at any time with a three-month advance written notice.

The officers also agreed to enter into additional confidential information and invention assignment agreements and are subject to certain non-compete and non-solicitation restrictions for a period one year following termination.

Director Compensation

The following table represents compensation earned by our non-executive directors in 2018.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Zheyi Wang (1)	$10,000	-	-	-	$10,000
Xiaonian Zhang (2)	$14,615	-	-	-	$14,615
Yilei Shao (3)	$10,000	-	-	-	10,000
Hongxiang Yu (4)	$10,000	-	-	-	$10,000
Chenchen Zhang (5)	$-	-	-	-	$-
Wenting Zou (6)	$-	--	-	--	$-

(1)	Mr. Zheyi Wnag was appointed as a director of the Company on October 4, 2018 and shall receive annual compensation at $10,000.

(2)	Mr. Xiannian Zhang was appointed as a director of the Company on February 6, 2018 and shall receive annual compensation at $14,615.

(3)	Ms. Yilei Shao was appointed as a director of the Company on August 31, 2018 and shall receive annual compensation at $10,000.

(4)	Mr. Hongxiang Yu was appointed as a director of the Company on August 31, 2018 and shall receive annual compensation at $10,000.

(5)	Mr. Chenchen Zhang was appointed as a director of the Company on February 6, 2018 and shall receive $0 per year. Mr. Chenchen Zhang resigned from his positon on March 22, 2019.

(6)	Ms. Wenting Zou was appointed as a director of the Company on February 6, 2018 and shall receive annual compensation at $0. Ms. Wenting Zou resigned from her position on March 22, 2019.

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

The percentage ownership information shown in the table below is based on that there were 20,276,698 shares of common stock outstanding as of March 29, 2019.

	Number of Shares	%
Name and Address of Beneficial Owners(1)
5% stockholders:

Qi (Jacky) Zhang(2)(3)	3,778,000	18.6
Yiin Jin	3,527,528	17.4
Shenghua Huang	1,263,762	6.2
Chuanliu Ni	-	-
Zheyi Wang	-	-
Xiaonian Zhang	-	-
Yilei Shao	-	-
Hongxiang Yu	-	-
Chenchen Zhang(4)	-	-
Weiting Zou(4)	-	-
Min Zhu(4)	-	-
Mingze Yin(4)	-	-
Xiaoyan Shen	-	-
All directors and officers as a group (8 persons)	-	-

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is A101 Hanzheng Street City Industry Park, No.21 Jiefang Avenue, Qiaokou District, Wuhan, Hubei, China 430000.

(2)	Mr. Zhang owns 100% of Zhong Hui Holding Limited and maybe deemed as the beneficial owner of these shares.

(3)	On February 6, 2018, Qi (Jacky) Zhang resigned from our board of directors upon closing of the Business Combination.

(4)	On March 22, 2018, Chenchen Zhang and Weiting Zou resigned from our board of directors and replaced by Mr. Min Zhu and Mr. Mingze Yin.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Disposition of Hubei Shengrong

On December 27, 2018, the Company, entered into an Equity Purchase Agreement (the “EPA”) with Hopeway International Enterprises Limited., a private limited company duly organized under the laws of British Virgin Islands (the “Hoepway”). Pursuant to the EPA, Shengrong WFOE shall sell 100% equity interests in Hubei Shengrong to the Purchaser in exchange for the Purchaser’s agreement (“Consideration”) to irrevocably forfeit and cancel 8,523,320 shares of common stock of the Company (the “Shares”), constituting all the shares owned by the Purchaser. The transaction contemplated by the EPA is hereby referred as Disposition.

The Company is the owner of all the issued and outstanding capital stock of China Sunlong Environmental Technology Inc. (“Sunlong”), a company duly organized and existing under the laws of the British Virgin Islands (“BVI”), which is the sole shareholder of Shengrong Environmental Protection Holding Company Limited (“Shengrong BVI”), a company duly organized and existing under the laws of the BVI. Shengrong BVI in turn owns all the issued and outstanding capital stock of Hong Kong Shengrong Environmental Technology Limited (“Shengrong HK”), which owns 100% equity interests in Shengrong WFOE.

Upon closing of this disposition, the Purchaser will become the sole shareholder of Hubei Shengrong and as a result, assume all assets and obligations of Hubei Shengrong except the research and development team and intellectual property rights in connection with the solid waste recycling systems business shall be assigned to Shengrong WFOE as part of the disposition.

The disposition was approved by the board of directors of the Company. Benchmark Company, LLC rendered a fairness opinion in connection with the Disposition, indicating that the Consideration to be received by the Company in the transaction is fair to the Company’s shareholders from a financial point of view.

Purchase from Hebei Shengrong

During the year ended December 31, 2018, Hubei Shengrong sold products to Wuhan Modern Industrial Technology Research Institute in the amount of $1,083,019.

During the year ended December 31, 2018, Hubei Shengrong sold products to Wuhan HOST in the amount of $741,013.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Yilei Shao, Mr. Hongxiang Yu, Mr. Chenchen Zhang and Mr. Wenting Zou are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WWC, P.C., or WWC and Friedman LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman in connection with regulatory filings. The aggregate fees billed by Friedman, LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2018 and 2017 totaled $240,000 and $345,000, respectively. The aggregate fees billed or to be billed by WWC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2018 totaled $190,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2018, we did not pay WWC or Friedman, LLP for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay WWC or Friedman, LLP for tax planning and tax advice for the year ended December 31, 2018 and 2017.

All Other Fees. We did not pay WWC or Friedman, LLP for other services for the year ended December 31, 2018 and 2017.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, date June 20, 2018 by and between TMSR Delaware and TMSR Nevada (1)
3.1	Articles of Incorporation. (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws. (1)
10.1	Share Purchase Agreement dated April 11, 2018 (3)
10.2	Share Purchase Agreement dated November 30, 2018(4)
10.3	Consulting Services Agreement dated November 30, 2018(4)
10.4	Equity Pledge Agreement dated November 30, 2018(4)
10.5	Call Option Agreement dated November 30, 2018(4)
10.6	Voting Rights Proxy Agreement dated November 30, 2018(4)
10.7	Operating Agreement dated November 30, 2018(4)
10.8	Equity Purchase Agreement dated December 27, 2018(5)
14.1	Code of Business and Ethics. (2)
31	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
99.1	Form of Audit Committee Charter (2)
99.2	Form of Compensation Committee Charter (2)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on June 26, 2018.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on June 16, 2015.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on April 17, 2018.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 03, 2018
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 28, 2018

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
TMSR Holding Company Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TMSR Holding Company Limited (the Company) as of December 31, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since October 26, 2018

San Mateo, California

April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

China Sunlong Environmental Technology Inc.

We have audited the accompanying consolidated balance sheets of China Sunlong Environmental Technology Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Sunlong Environmental Technology Inc. and Subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2013.

New York, New York

March 21, 2018

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$726,737	$461,883
Notes receivable	251,513	-
Accounts receivable, net	4,191,246	14,512,638
Other receivables, net	265,833	52,872
Other receivable - related party	40,707	-
Inventories	1,965,433	9,243,488
Prepayments	2,218,148	19,863,548
Total current assets	9,659,617	44,134,429

PLANT AND EQUIPMENT, NET	5,761,332	2,188,135

OTHER ASSETS
Goodwill	14,339,050	-
Intangible assets, net	2,790,095	1,203,040
Other assets	97,020	61,474
Deferred tax assets	205,863	980,840
Total other assets	17,432,028	2,245,354

Total assets	$32,852,977	$48,567,918

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$508,832	$2,305,316
Third party loan	144,841	145,170
Accounts payable	1,448,623	221,685
Other payables and accrued liabilities	2,755,126	237,840
Other payables - related parties	6,092,286	1,154,734
Customer deposits	2,338,336	1,624,137
Taxes payable	55,749	15,561,403
Total current liabilities	13,343,793	21,250,285

OTHER LIABILITIES
Third party loan - noncurrent	145,381	-
Deferred rent liabilities	-	67,642
Total other liabilities	145,381	67,642

Total liabilities	13,489,174	21,317,927

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 19,895,935 and 17,990,856 shares issued and outstanding as of December 31, 2018 and 2017, respectively*	1,990	1,799
Additional paid-in capital	4,814,846	10,591,492
Statutory reserves	-	2,137,815
Retained earnings	15,267,660	13,817,668
Accumulated other comprehensive (loss) income	(720,693)	701,217
Total shareholders’ equity	19,363,803	27,249,991

Total liabilities and shareholders’ equity	$32,852,977	$48,567,918

* Giving retroactive effect to the 2 for 1 split effected on June 20, 2018

The accompanying notes are an integral part of these consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2018	2017
REVENUES
Equipment and systems	$15,298,353	$18,635,434
Coating and fuel materials	5,722,165	-
Trading and others	2,170,836	20,116,331
TOTAL REVENUES	23,191,354	38,751,765

COST OF REVENUES
Equipment and systems	12,748,378	5,999,356
Coating and fuel materials	4,604,000	-
Trading and others	1,319,353	13,234,664
TOTAL COST OF REVENUES	18,671,731	19,234,020

GROSS PROFIT	4,519,623	19,517,745

OPERATING EXPENSES (INCOME)
Selling, general and administrative	3,003,028	1,804,895
(Recovery of) provision for doubtful accounts	(610,464)	6,428,261
Impairment loss of goodwill	-	3,838,274
TOTAL OPERATING EXPENSES	2,392,564	12,071,430

INCOME FROM OPERATIONS	2,127,059	7,446,315

OTHER INCOME (EXPENSE)
Interest income	2,410	707
Interest expense	(181,677)	(173,268)
Other income (expense), net	18,020	(1,106,335)
Total other expense, net	(161,247)	(1,278,896)

INCOME BEFORE INCOME TAXES	1,965,812	6,167,419

PROVISION FOR INCOME TAXES	515,820	1,953,942

NET INCOME	1,449,992	4,213,477

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(2,322,191)	1,515,092

COMPREHENSIVE INCOME	$(872,199)	$5,728,569

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	23,349,524	17,745,085

EARNINGS PER SHARE
Basic and diluted*	$0.06	$0.24

* Giving retroactive effect to the 2 for 1 split effected on June 20, 2018

The accompanying notes are an integral part of these consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Additional	Retained earnings		Accumulated other
	Preferred stock		Common stock		paid-in	Statutory		comprehensive
	Shares	Par Value	Shares*	Par Value	capital	reserves	Unrestricted	income (loss)	Total
BALANCE, December 31, 2016	-	$-	16,982,920	$1,698	$5,091,593	$1,171,146	$10,570,860	$(813,875)	$16,021,422
Acquisition of TJComex International Group Corp.	-	-	1,007,936	101	5,499,899	-	-	-	5,500,000
Net income	-	-	-	-	-	-	4,213,477	-	4,213,477
Statutory reserve	-	-	-	-	-	966,669	(966,669)	-	-
Foreign currency translation	-	-	-	-	-	-	-	1,515,092	1,515,092
BALANCE, December 31, 2017	-	-	17,990,856	1,799	10,591,492	2,137,815	13,817,668	701,217	27,249,991
Reverse capitalization	-	-	4,758,774	476	7,453,773				7,454,249
Issuance of common stock for cash	-	-	26,693	3	133,332				133,335
Acquisition of Wuhan HOST Coating Materials Co. Ltd.	-	-	1,012,932	101	4,699,899				4,700,000
Acquisition of Jiangsu Rong Hai Electric Power Fuel Co. Ltd.	-	-	4,630,000	463	9,259,537				9,260,000
Disposition of Hubei Shengrong Environmental Protections and Energy Saving Technology Co. Ltd.	-	-	(8,523,320)	(852)	(27,323,187)	(2,137,815)		900,281	(28,561,573)
Net income	-	-					1,449,992		1,449,992
Foreign currency translation	-	-						(2,322,191)	(2,322,191)
BALANCE, December 31, 2018	-	$-	19,895,935	$1,990	$4,814,846	$-	$15,267,660	$(720,693)	$19,363,803

* Giving retroactive effect to the 2 for 1 split effected on June 20, 2018

The accompanying notes are an integral part of these consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,449,992	$4,213,477
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	377,064	184,275
Amortization of intangible assets	294,643	258,700
(Recovery of) provision for doubtful accounts	(608,864)	6,428,261
Impairment loss of goodwill	-	3,838,274
Deferred tax provision (benefit)	92,534	(944,607)
Loss on deconsolidation of subsidiaries	14,874	-
Change in operating assets and liabilities
Notes receivable	(258,305)	-
Accounts receivables	(1,588,078)	(19,624,916)
Accounts receivable - related party	4,618,601	-
Other receivables	(103,539)	(47,734)
Other receivable - related party	358,699	-
Inventories	3,250,208	(8,782,770)
Prepayments	(14,044,148)	7,226,595
Deferred revenue	39,022	621,412
Accounts payable	80,155	(31,887)
Other payables and accrued liabilities	778,420	153,638
Customer deposits	430,981	1,015,762
Taxes payable	2,779,502	5,065,078
Net cash used in operating activities	(2,038,239)	(426,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash (disposed from deconsolidation) received from acquisition of TJComex International Group Corp.	(9,690)	23,452
Cash received from JM Global Holding Company through reverse capitalization	7,989,402	-
Cash payment for acquisition of Wuhan HOST Coating Materials Co. Ltd., net	(6,235,363)	-
Cash received from acquisition of Rong Hai Electric Power Fuel Co. Ltd.	753,752	-
Cash deconsolidated from disposal of Hubei Shengrong Environmental Protections and Energy Saving Technology Co. Ltd.	(49,866)	-
Purchase of equipment	(3,515)	(1,886)
Net cash provided by investing activities	2,444,720	21,566

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	133,335	-
Proceeds from short-term loans - bank	2,265,790	3,700,261
Repayments of short-term loans - bank	(2,265,790)	(3,700,261)
Proceeds from third party loan	19,740	145,547
(Repayments of) proceeds from other payable - related parties	(205,249)	201,907
Net cash (used by) provided by financing activities	(52,174)	347,454

EFFECT OF EXCHANGE RATE ON CASH	(89,453)	17,953

INCREASE (DECREASE) IN CASH	264,854	(39,469)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	461,883	501,352

CASH AND CASH EQUIVALENTS, END OF YEAR	$726,737	$461,883

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$210,733	$22,202
Cash paid for interest	$167,207	$163,565

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for the acquisition of TJComex International Group Corp.	$-	$5,500,000
Reverse capitalization with JM Global Holding Company	$7,454,249	$-
Issuance of common stock for the acquisition of Wuhan HOST Coating Materials Co. Ltd.	$4,700,000	$-
Issuance of common stock for the acquisition of Jiangsu Rong Hai Electric Power Fuel Co. Ltd.	$9,260,000	$-
Cancellation of common stock for the disposition of Hubei Shengrong Environmental Protections and Energy Saving Technology Co. Ltd.	$28,561,573	$-

The accompanying notes are an integral part of these consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 6, 2018, China Sunlong Environmental Technology Inc. (“China Sunlong”) consummated the business combination (the “Business Combination”) with JM Global pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) dated as of August 28, 2017 by and among (i) JM Global; (ii) Zhong Hui Holding Limited; (iii) China Sunlong; (iv) each of the shareholders of China Sunlong named on Annex I of the Share Exchange Agreement (the “Sellers”); and (v) Chuanliu Ni, a Chinese citizen who is the Chief Executive Officer and director of China Sunlong, in the capacity as the representative for the Sellers. Pursuant to the Share Exchange Agreement, JM Global acquired from the Sellers all of the issued and outstanding equity interests of China Sunlong in exchange for 17,990,856 newly-issued shares of common stock of JM Global to the Sellers. 1,799,088 of these newly-issued shares are held in escrow for 18 months from the closing date of the Business Combination as a security for China Sunlong and the Sellers’ indemnification obligations under the Share Exchange Agreement. This transaction is accounted for as a “reverse merger” and recapitalization at the date of the consummation of the transaction since the shareholders of China Sunlong owns the majority of the outstanding shares of JM Global immediately following the completion of the transaction and JM Global’s operations was the operations of China Sunlong following the transaction. Accordingly, China Sunlong was deemed to be the accounting acquirer in the transaction and the transaction was treated as a recapitalization of China Sunlong. The financial statements of China Sunlong prior to February 6, 2018 are prepared on the basis as if the reorganization became effective as of the beginning of the first period presented in the accompanying consolidated financial statements of JM Global.

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

On April 11, 2018, the Company, Shengrong WFOE and Hubei Shengrong, both of which are the Company’s indirectly owned subsidiaries (collectively “Purchasers”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, and Hubei Zhonggong Materials Group Co., Ltd. (collectively “Sellers” ) and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a company incorporated in China engaging in the research, development, production and sale of coating materials. Pursuant to the Purchase Agreement, the Purchasers acquired all of the outstanding equity interests of Wuhan Host (the “Acquisition”). In exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million (“Total Consideration”), of which $5.2 million or RMB equivalent shall be paid in cash (“Cash Consideration”) and $6.0 million shall be paid in shares of common stock (“Common Stock”), par value $0.0001, of TMSR (“Share Consideration”). The Parties agree the Share Consideration shall be an aggregate of 1,293,104 shares of common stock of which is based on the closing price of US$4.64 on March 27, 2018. The Share Consideration shall be issued in three equal installments, which shall be subject to lock-up of 12, 24 and 36 months, respectively. The Purchase Agreement contains representations, warranties and covenants customary for acquisitions of this type. The Acquisition closed on May 1, 2018. Starting on May 1, 2018, the Company’s business activities added the research, development, production and sale of coating materials.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 16, 2018, The Purchasers and the Sellers entered into a supplement agreement (“Supplement Agreement”), which modified the terms of consideration set forth in the Purchase Agreement entered between Purchasers and Sellers on April 11, 2018. Pursuant to the Supplement Agreement, in exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million (“Total Consideration”), of which $6.5 million or RMB equivalent shall be paid in cash (“Cash Consideration”) and $4.7 million shall be paid in shares of common stock (“Common Stock”), par value $0.0001, of TMSR (“Share Consideration”). In the Supplement Agreement, both Purchasers and Sellers also agreed to delete the section 3.3 of the Share Purchase Agreement, a section that stipulates the Share Consideration shall be issued in three equal installments.

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

As of April 2, 2018, the net assets of TJComex BVI were $16,598 and is being recorded as a loss from disposal of subsidiary in the consolidated financial statements for the period ending December 31, 2018. As TJComex operating revenue was less than 1% of the Company’s revenue and the disposal did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations for TJComex were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

On October 10, 2017, Hubei Shengrong established a wholly owned subsidiary, Fujian Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Fujian Shengrong”), with registered capital of RMB 10,000,000 (approximately USD 1,518,120). Fujian Shengrong has no operations prior to May 30, 2018. On May 30, 2018, Hubei Shengrong and two unrelated entities entered into certain Capital Transfer and Contribution Agreement pursuant to which these two entities shall contribute cash of approximately USD 5.0 million (RMB 32.0 million) into Fujian Shengrong and Hubei Shengrong shall contribute approximately USD 1.3 million (RMB 8.0 million) which is the consideration for certain technology consulting services to be provided by Hubei Shengrong to the two entities. Upon completion of the contribution, the total registered capital of Fujian Shengrong increased to RMB 40.0 million (approximately USD 6.3 million) and Hubai Shengrong owns 20% and the two entities collectively own 80% of the equity interest of Fujian Shengrong. In August, 2018, Hubei Shengrong transferred 20% equity interest of Fujian Shengrong to Shengrong WFOE. The Company will account for the investment in Fujian Shengrong using the cost method. Since Shengrong WFOE did not provide any cash contribution to Fujian Shengrong or technology services, the investment balance under the cost method investment on December 31, 2018 is $0.

On November 30, 2018, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Jirong Huang and Qihuang Wang (collectively “Sellers”) and Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), a company incorporated in China engaging in the sale of fuel materials and harbor cargo handling services. Pursuant to the Purchase Agreement, TMSR shall issue an aggregate of 4,630,000 shares of TMSR’s common stock to the Rong Hai Shareholders, in exchange for Rong Hai Shareholders’ agreement to enter into, and their agreement to cause Rong Hai to enter into, certain VIE Agreements (the “Rong Hai VIE Agreements”) with Shengrong WFOE, through which Shengrong WFOE shall have the right to control, manage and operate Rong Hai in return for a service fee approximately equal to 100% of Rong Hai’s net income (“Acquisition”). On November 30, 2018, Shengrong WFOE, the Company’s indirectly owned subsidiary, entered into a series of VIE Agreements with Rong Hai and the Rong Hai Shareholders. The VIE Agreements are designed to provide Shengrong WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Rong Hai, including absolute rights to control the management, operations, assets, property and revenue of Rong Hai. Rong Hai has the necessary license to carry out coal trading business in China. The Acquisition closed on November 30, 2018. Starting on November 30, 2018, the Company’s business activities added coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap, of which business activities are carried out in Nantong, Jiang Su Province, PRC.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 27, 2018, the Company, entered into an Equity Purchase Agreement (the “EPA”) with Hopeway International Enterprises Limited., a private limited company duly organized under the laws of British Virgin Islands (the “Hopeway” or “Purchaser”). Pursuant to the EPA, Shengrong WOFE shall sell 100% equity interests in Hubei Shengrong to the Purchaser in exchange for the Purchaser’s agreement (“Consideration”) to irrevocably forfeit and cancel 8,523,320 shares of common stock of the Company (the “Shares”), constituting all the shares owned by the Purchaser. The transaction contemplated by the EPA is hereby referred as Disposition. The Company’s decision to dispose of Hubei Shengrong is due to the planning mandates of Wuhan Municipal Government 2018 which manufactures should move away from city’s downtown area. Therefore, due to the policy change, Hubei Shengrong is forced to close the existing facility, relocate and build a new facility, which is expected to take approximately 7-8 years. As a result, Hubei Shengrong will not be able to keep the production running and will generate no income in the foreseeable future. Management believed it is very difficult, if possible at all, to continue manufacturing of solid waste recycling systems. As such, the Company has been actively seeking to dispose Hubei Shengrong while retaining the research and development and sale of solid waste recycling systems business. Upon closing of the Disposition, the Purchaser will become the sole shareholder of Hubei Shengrong and as a result, assume all assets and obligations of Hubei Shengrong except the research and development team and intellectual property rights in connection with the solid waste recycling systems business shall be assigned to Shengrong WFOE as part of the Disposition. As Shengrong WFOE has significant continuing involvement in the sale of solid waste recycling systems business and the processed industrial waste materials trading business, this restructuring did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the results of operations for Hubei Shengrong were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

The accompanying consolidated financial statements reflect the activities of TMSR and each of the following entities:

Name		Background	Ownership
China Sunlong	●	A Cayman Islands company	100% owned by the Company
Shengrong BVI	● ●	A British Virgin Island company Incorporated on June 30, 2015	100% owned by China Sunlong
Shengrong HK	● ●	A Hong Kong company Incorporated on September 25, 2015	100% owned by Shengrong BVI
Shengrong WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Shengrong HK
	●	Incorporated on March 1, 2016
	●	Registered capital of USD 12,946 (HKD100,000), fully funded
	●	Purchase and sales of high efficiency permanent magnetic separator and comprehensive utilization system
	●	Trading of processed industrial waste materials
Hubei Shengrong[2]	●	A PRC limited liability company	100% owned by Shengrong WFOE
	●	Incorporated on January 14, 2009
	●	Registered capital of USD 4,417,800 (RMB 30,000,000), fully funded
	●	Production and sales of high efficiency permanent magnetic separator and comprehensive utilization system.
	●	Trading of processed industrial waste materials
Wuhan HOST	●	A PRC limited liability company	100% owned by Shengrong WFOE
	●	Incorporated on October 27, 2010
	●	Registered capital of USD 750,075 (RMB 5,000,000), fully funded
	●	Research, development, production and sale of coating materials.
Shanghai Host Coating	●	A PRC limited liability company	80% owned by Wuhan HOST
Materials Co., Ltd.	●	Incorporated on December 11, 2014
(“Shanghai HOST”)	●	Registered capital of USD 3,184,371 (RMB 20,000,000), to be fully funded by November 2024
	●	No operations and no capital contribution has been made as of December 31, 2018	90% owned by Wuhan HOST
Wuhan HOST Coating	●	A PRC limited liability company
Materials Xiaogan	●	Incorporated on December 25, 2018
Co., Ltd. (“Xiaogan HOST”)	●	Registered capital of USD 11,595,379 (RMB 80,000,000), to be fully funded by December 2028
	●	No operations and no capital contribution has been made as of December 31, 2018
Jiangsu Rong Hai	●	A PRC limited liability company	VIE of Shengrong WFOE
Electric Power Fuel	●	Incorporated on May 20, 2009
Co., Ltd. (“Rong Hai”)	●	Registered capital of USD 3,171,655 (RMB 20,180,000), fully funded
	●	Coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap
TJComex BVI[1]	●	A British Virgin Island company	100% owned by China Sunlong
	●	Incorporated on March 8, 2016
TJComex HK1	●	A Hong Kong company	100% owned by TJComex BVI
	●	Incorporated on March 19, 2014
TJComex WFOE[1]	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TJComex HK
	●	Incorporated on March 10, 2004
	●	Registered capital of USD 200,000
TJComex Tianjin[1]	●	A PRC limited liability company	100% owned by TJComex WFOE
	●	Incorporated on November 19, 2007
	●	Registered capital of USD 7,809,165 (RMB 55,000,000)
	●	General merchandise trading business and related consulting services

[1]	Disposed on April 2, 2018
[2]	Disposed on December 27, 2018

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Arrangements

Rong Hai is controlled through contractual agreements in lieu of direct equity ownership by the Company or any of its subsidiaries. Such contractual arrangements consist of a series of five agreements, consulting services agreement, equity pledge agreement, call option agreement, voting rights proxy agreement, and operating agreement (collectively the “Contractual Arrangements”, which were signed on November 30, 2018).

Material terms of each of the Rong Hai VIE Agreements are described below:

Consulting Services Agreement

Pursuant to the consulting services agreement between Rong Hai and Shengrong WFOE dated November 30, 2018, Shengrong WFOE has the exclusive right to provide consulting services to Rong Hai relating to Rong Hai’s business, including but not limited to business consulting services, human resources development, and business development. Shengrong WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Shengrong WFOE has the right to determine the service fees based on Rong Hai’s actual operation on a quarterly basis.

This consulting services agreement shall take effect on the date of execution of this consulting services agreement and this consulting services agreement shall be in full force and effective until Rong Hai’s valid operation term expires. Shengrong WFOE may, at its discretion, decide to renew or terminate this consulting services agreement.

Equity Pledge Agreement.

Under the equity pledge agreement among Shengrong WFOE, Rong Hai and the shareholders of Rong Hai dated November 30, 2018, the shareholders pledged all of their equity interests in Rong Hai to Shengrong WFOE to guarantee Rong Hai’s performance of relevant obligations and indebtedness under the consulting services agreement. In addition, the shareholders of Rong Hai have completed the registration of the equity pledge under the agreement with the competent local authority. If Rong Hai breaches its obligation under the consulting services agreement, Shengrong WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests.

This equity pledge agreement shall take effect on the date of execution of this equity pledge agreement and this equity pledge agreement shall be in full force and effective until Rong Hai and Shengrong WFOE’s satisfaction of all contractual obligations and settlement of all secured indebtedness. Upon Shengrong WFOE’s request, Rong Hai shall extend its operation period to sustain the effectiveness of this equity pledge agreement.

Call Option Agreement

Under the call option agreement among Shengrong WFOE, Rong Hai and the shareholders of Rong Hai dated November 30, 2018, each of the shareholders of Rong Hai irrevocably granted to WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Rong Hai. Also, Shengrong WFOE or its designee has the right to acquire any and all of its assets of Rong Hai. Without Shengrong WFOE’s prior written consent, Rong Hai’s shareholders cannot transfer their equity interests in Rong Hai, and Rong Hai cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option.

This call option agreement shall take effect on the date of execution of this call option agreement. Rong Hai and Shengrong WFOE shall not terminate this call option agreement under any circumstances for any reason unless it is early terminated by Shengrong WFOE or by the requirements under the applicable laws. This call option agreement shall be terminated provided that all equity interest or assets under this option is transferred to Shengrong WFOE or its designee.

Voting Rights Proxy Agreement

Under the voting rights proxy agreement among Shengrong WFOE and the shareholders of Rong Hai dated November 30, 2018, each shareholder of Rong Hai irrevocably appointed Shengrong WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Rong Hai, including but limited to the power to vote on its behalf on all matters of Rong Hai requiring shareholder approval in accordance with the articles of association of Rong Hai.

The voting rights proxy agreement shall take effect on the date of execution of this voting rights proxy agreement and remain in effect indefinitely for the maximum period of time permitted by law in consideration of Shengrong WFOE.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Agreement

Pursuant to the operating agreement among Shengrong WFOE, Rong Hai and the shareholders of Rong Hai dated November 30, 2018, Rong Hai and the shareholders of Rong Hai agreed not to enter into any transaction that could materially affect Rong Hai’s assets, obligations, rights or operations without prior written consent from Shengrong WFOE, including but not limited to the amendment of the articles of association of Rong Hai. Rong Hai and its shareholders agree to accept and follow our corporate policies provided by Shengrong WFOE in connection with Rong Hai’s daily operations, financial management and the employment and dismissal of Rong Hai’s employees. Rong Hai agreed that it should seek guarantee from Shengrong WFOE first if any guarantee is needed for Rong Hai’s performance of any contract or loan in the course of its business operation.

This operating agreement shall take effect on the date of execution of this operating agreement and this operating agreement shall be in full force and effective until Rong Hai’s valid operation term expires. Either party of Shengrong WFOE and Rong Hai shall complete approval or registration procedures for the extension of its business term three months prior to the expiration of its business term, for the purpose of the maintenance of the effectiveness of this operating agreement.

All the Rong Hai VIE Agreements became effective immediately upon their execution.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements of the Company include the accounts of TMSR and its wholly owned subsidiaries and VIE. All intercompany transactions and balances are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of intangible assets, revenues, deferred revenues and plant and equipment, impairment of long-lived assets, collectability of receivables, inventory valuation allowance, and realization of deferred tax assets. Actual results could differ from these estimates.

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

Translation adjustments included in accumulated other comprehensive income (loss) amounted to $(720,696) and $701,217 as of December 31, 2018 and 2017, respectively. The balance sheet amounts, with the exception of shareholders’ equity at December 31, 2018 and 2017 were translated at 6.88 RMB and 6.51 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the years ended December 31, 2018 and 2017 were 6.62 RMB and 6.76 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accounts receivable, net

Accounts receivable include trade accounts due from customers. An allowance for doubtful accounts may be established and recorded based on management’s assessment of potential losses based on the credit history and relationships with the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of December 31, 2018 and 2017, $732,846 and $6,674,834 were recorded for allowance for doubtful accounts, respectively.

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the first-in-first-out method in Shengrong WFOE and weighted average method in Wuhan HOST and Rong Hai. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory when the carrying value exceeds net realizable value. As of December 31, 2018 and 2017, no obsolescence and cost in excess of net realizable value were recorded for allowance.

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

The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income and comprehensive income. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of income. Impairment losses on goodwill are not reversed. As of December 31, 2018, no impairment of goodwill was recognized

Impairment for long-lived assets

Long-lived assets, including plant, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2018 and 2017, no impairment of long-lived assets was recognized.

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

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Customer deposits

In Shengrong WFOE, customer deposits represent amounts advanced by customers on product orders. Generally, the Company requires 3% to 10% advanced deposits from the customers upon the signing of the sales contracts. At various stages of the sales contract execution, the Company generally collects certain amounts of advanced deposits from the customers based on the approximate amount of cash flows needed at each stage. Customer deposits are reduced when the related sale is recognized in accordance with the Company’s revenue recognition policy.

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

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from equipment and systems, revenue from coating and fuel materials, and revenue from trading and others are recognized at the date of goods delivered and title passed to customers, when a formal arrangement exists, the price is fixed or determinable, the Company has no other significant obligations and collectability is reasonably assured. Such revenues are recognized at a point in time after all performance obligations are satisfied under the new five-step model. In addition, training service revenues are recognized when the services are rendered and the Company has no other obligations, and collectability is reasonably assured. These revenues are recognized at a point in time.

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as warranty retainage during the retainage period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty retainage claims historically. Due to the infrequent and insignificant amount of warranty retainage claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty retainage are recognized over the retainage period over 12 months. For the year ended December 31, 2018, less than 5% of our retainage revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying statements of income and comprehensive income.

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Years ended December 31,
	2018	2017
Revenues – Equipment and systems	$15,298,353	$18,635,434
Revenues – Coating and fuel materials	5,722,165	-
Revenues – Trading and others	2,170,836	20,116,331
Total revenues	$23,191,354	$38,751,765

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

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the selling, general and administrative expenses and totaled $261,022 and $18,071 for the years ended December 31, 2018 and 2017, respectively.

Income taxes

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes is accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the years ended December 31, 2018 and 2017. As of December 31, 2018, the Company’s PRC tax returns filed for 2015, 2016 and 2017 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 10,500,000 of outstanding warrants which is equivalent to convertible of 5,250,000 common shares and 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the year ended December 31, 2018.

Recently issued accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016- 02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. This ASU will be effective for the Company on January 1, 2019. The Company occupies an office under operating lease agreement with a term longer than 12 months for which prior to adoption of the guidance are not reflected in its consolidated balance sheet at December 31, 2018 and 2017. We will adopt ASU 2016-02 on January 1, 2019 and recognize additional operating labilities of approximately $190,000, with corresponding right of use (“ROU”) assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases with a term longer than 12 months.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Note 3 – Business combination and restructuring

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately $3.8 million of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of the Company and TJComex BVI. None of the goodwill is expected to be deductible for income tax purposes. As of December 31, 2017, we performed an impairment testing on the goodwill and recorded an impairment loss of approximately $3.8 million on goodwill.

For the year ended December 31, 2017, the impact of the acquisition of TJComex BVI to the consolidated statements of income and comprehensive income was not material.

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

As of April 2, 2018, the net assets of TJComex BVI were $16,598 and will be recorded as a loss from disposal of subsidiary in the consolidated financial statements for the year ended December 31, 2018. As TJComex operating revenue was less than 1% of the Company’s revenue and the disposal did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations for TJComex were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

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

On August 16, 2018, The Purchasers and the Sellers entered into a supplement agreement (“Supplement Agreement”), which modified the terms of consideration set forth in the Purchase Agreement entered between Purchasers and Sellers on April 11, 2018. Pursuant to the Supplement Agreement, in exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million (“Total Consideration”), of which $6.5 million or RMB equivalent shall be paid in cash (“Cash Consideration”) and $4.7 million shall be paid in shares of common stock (“Common Stock”), par value $0.0001, of TMSR (“Share Consideration”). In the Supplement Agreement, both Purchasers and Sellers also agreed to delete the section 3.3 of the Share Purchase Agreement, a section that stipulates the Share Consideration shall be issued in three equal installments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2018 and 2017, the impact of the acquisition of Wuhan HOST to the consolidated statements of income and comprehensive income was not material.

Rong Hai

On November 30, 2018, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Jirong Huang and Qihuang Wang (collectively “Sellers”) and Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), a company incorporated in China engaging in the sale of fuel materials and harbor cargo handling services. Pursuant to the SPA, TMSR shall issue an aggregate of 4,630,000 shares of TMSR’s common stock to the Rong Hai Shareholders, in exchange for Rong Hai Shareholders’ agreement to enter into, and their agreement to cause Rong Hai to enter into, certain VIE Agreements (the “Rong Hai VIE Agreements”) with Shengrong WFOE, through which Shengrong WFOE shall have the right to control, manage and operate Rong Hai in return for a service fee approximately equal to 100% of Rong Hai’s net income (“Acquisition”). On November 30, 2018, Shengrong WFOE, the Company’s indirectly owned subsidiary, entered into a series of VIE Agreements with Rong Hai and the Rong Hai Shareholders. The VIE Agreements are designed to provide WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Rong Hai, including absolute rights to control the management, operations, assets, property and revenue of Rong Hai. Rong Hai has the necessary license to carry out coal trading business in China. The Acquisition closed on November 30, 2018.

The Company’s acquisition of Rong Hai was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of Rong Hai based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, plant and equipment, and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Rong Hai based on a valuation performed by an independent valuation firm engaged by the Company:

Total consideration at fair value	$9,260,000

Fair Value
Cash	$717,056
Other current assets	5,980,230
Plant and equipment	28,875
Other noncurrent assets	116,655
Goodwill	7,307,470
Total asset	14,150,286
Total liabilities	(4,890,286)
Net asset acquired	$9,260,000

Approximately $7.3 million of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of the Company and Rong Hai. None of the goodwill is expected to be deductible for income tax purposes.

For the years ended December 31, 2018 and 2017, the impact of the acquisition of Rong Hai to the consolidated statements of income and comprehensive income was not material.

Hubei Shengrong

On December 27, 2018, the Company, entered into an Equity Purchase Agreement (the “EPA”) with Hopeway International Enterprises Limited., a private limited company duly organized under the laws of British Virgin Islands (the “Hopeway” or “Purchaser”). Pursuant to the EPA, Shengrong WOFE shall sell 100% equity interests in Hubei Shengrong to the Purchaser in exchange for the Purchaser’s agreement (“Consideration”) to irrevocably forfeit and cancel 8,523,320 shares of common stock of the Company (the “Shares”), constituting all the shares owned by the Purchaser. The transaction contemplated by the EPA is hereby referred as Disposition. The Company’s decision to dispose of Hubei Shengrong is due to the planning mandates of Wuhan Municipal Government 2018 which manufactures should move away from city’s downtown area. Therefore, due to the policy change, Hubei Shengrong is forced to close the existing facility, relocate and build a new facility, which is expected to take approximately 7-8 years. As a result, Hubei Shengrong will not be able to keep the production running and will generate no income in the foreseeable future. Management believed it is very difficult, if possible at all, to continue manufacturing of solid waste recycling systems. As such, the Company has been actively seeking to dispose Hubei Shengrong while retaining the research and development and sale of solid waste recycling systems business. Upon closing of the Disposition, the Purchaser will become the sole shareholder of Hubei Shengrong and as a result, assume all assets and obligations of Hubei Shengrong except the research and development team and intellectual property rights in connection with the solid waste recycling systems business shall be assigned to Shengrong WFOE as part of the Disposition. As Shengrong WFOE has significant continuing involvement in the sale of solid waste recycling systems business and the processed industrial waste materials trading business, the results of operations for Hubei Shengrong were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

Hopeway is jointly owned by Ms. Jiazhen Li, the Company’s chief executive officer, and Mr. Xiaonian Zhang, the Company’s president and director. As Hopeway is a related party under common control with the Company under Ms. Li and Mr. Zhang, no gain or loss are recognized in this disposition and the net consideration of the transaction are recognized as addition to capital as opposed to a gain. Total fair value of the consideration of the cancelled 8,523,320 shares of common stock was determined by using the average closing stock price of the Company held by Hopeway during the period from February 6, 2018 to December 27, 2018 at $3.56 per share.

Subsequent to the disposal of Hubei Shengrong, management expects to conduct business with Hubei Shengrong.  Hubei Shengrong will supply products and services to the Company.  Any transactions in the next operating period between the Company and Hubei Shengrong will be reported as related party transactions, and such transactions should not be considered arm’s lengths transactions.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 27, 2018, the net assets of Hubei Shengrong and reconciliation of reduction of capital are as follows:

December 27, 2018
CURRENT ASSETS
Cash and cash equivalents	$47,994
Accounts receivable, net	9,410,436
Accounts receivable - related party, net	761,794
Other receivables	48,718
Other receivable - related party	2,158
Inventories	5,332,990
Prepayments	31,793,810
Total current assets	47,397,900

PLANT AND EQUIPMENT, NET	203,992

OTHER ASSETS
Other assets	7,269
Deferred tax assets	780,550
Total other assets	787,819

Total assets	$48,389,711

CURRENT LIABILITIES
Short term loans - bank	$2,180,708
Accounts payable	95,854
Other payables and accrued liabilities	156,498
Other payables - related parties	507,183
Customer deposits	347,853
Taxes payable	16,602,841
Total current liabilities	19,890,937

OTHER LIABILITIES
Deferred rent liabilities	30,763
Total other liabilities	30,763

Total liabilities	$19,921,700

Total net assets	$28,468,011
Total consideration	(30,362,135)
Currency translation adjustment	900,281
Total addition to paid-in-capital	$993,843

Note 4 – Variable interest entity

On November 30, 2018, Shengrong WFOE entered into Contractual Arrangements with Rong Hai and its shareholders upon executing of the “Purchase Agreement”. The significant terms of these Contractual Arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result, the Company classifies Rong Hai as VIE.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Shengrong WFOE is deemed to have a controlling financial interest and be the primary beneficiary of Rong Hai because it has both of the following characteristics:

(1) The power to direct activities at Hong Hai that most significantly impact such entity’s economic performance, and

(2) The obligation to absorb losses of, and the right to receive benefits from Hong Hai that could potentially be significant to such entity.

Accordingly, the accounts of Hong Hai are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in the Company’s consolidated financial statements beginning on November 30, 2018.

The carrying amount of the VIE’s assets and liabilities are as follows:

December 31,
2018

Current assets	$6,321,261
Property, plants and equipment	27,693
Other noncurrent assets	118,020
Goodwill	7,392,991
Total assets	13,859,965

Current liabilities	(4,188,340)
Total liabilities	(4,188,340)
Net assets	$9,671,625

December 31,
2018

Short-term loan	$508,832
Accounts payable	821,289
Other payables and accrued liabilities	559,984
Other payables – related party	2,285,701
Tax payables	12,534
Total current liabilities	4,188,340
Total liabilities	$4,188,340

The summarized operating results of the VIE’s are as follows:

For the year ended December 31,
2018

Operating revenues	$1,452,426
Gross profit	333,255
Income from operations	321,991
Net income	$315,087

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Accounts receivable and accounts receivable – related party

Accounts receivable consist of the following:

	December 31, 2018	December 31, 2017

Accounts receivable	$4,924,092	$21,187,472
Accounts receivable – related party	-	-
Less: Allowance for doubtful accounts	(732,846)	(6,674,834)
Total accounts receivable, net	$4,191,246	$14,512,638

Movement of allowance for doubtful accounts is as follows:

	December 31, 2018	December 31, 2017

Beginning balance	$6,674,834	$-
Beginning balance from Wuhan HOST	218,152	-
Beginning balance from Rong Hai	469,000
Depositing ending balance of Hubei Shengrong	(5,203,666)
Addition	411,261	6,428,261
Recovery	(1,020,125)	-
Exchange rate effect	(816,610)	246,573
Ending balance	$732,846	$6,674,834

Note 6 – Inventories

Inventories consist of the following:

	December 31, 2018	December 31, 2017

Raw materials	$1,965,175	$-
Work in progress	258	9,203,623
Finished goods	-	39,865
Total inventories	$1,965,433	$9,243,488

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2018	December 31, 2017

Building	$5,626,071	$1,545,861
Production equipment	954,845	195,735
Office equipment and furniture	59,102	157,286
Automobile	209,057	39,298
Leasehold improvement	-	1,805,521
Subtotal	6,849,075	3,743,701
Less: accumulated depreciation and amortization	(1,087,743)	(1,555,566)
Total	$5,761,332	$2,188,135

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 amounted to $377,064 and $184,275, respectively.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	December 31, 2018	December 31, 2017

Land use rights	$1,481,130	$-
Patents	3,616,981	3,240,137
Software	10,224	-
Less: accumulated amortization	(2,318,240)	(2,037,097)
Net intangible assets	$2,790,095	$1,203,040

Amortization expense for the years ended December 31, 2018 and 2017 amounted to $294,643 and $258,700, respectively.

The Company has one patent that expires in 2019.  In the event that the Company is unable to renew the patent, its’ future results of operations may be materially adversely affected.

The estimated amortization is as follows:

Twelve months ending December 31,	Estimated amortization expense

2019	$218,855
2020	173,829
2021	173,394
2022	173,394
2023	172,393
Thereafter	1,878,230
Total	$2,790,095

Note 9 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Wuhan HOST	Rong Hai	Total
Balance as of December 31, 2017	$-	$-	$-
Goodwill acquired through acquisition	7,544,008	7,307,470	14,851,478
Foreign currency translation adjustment	(597,949)	85,521	(512,428)
Balance as of December 31, 2018	$6,946,059	$7,392,991	$14,339,050

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Related party balances and transactions

Related party balances

a.	Other receivable – related party:

Name of related party	Relationship	December 31, 2018	December 31, 2017

Xiaonian Zhang	Shareholder of the Company	$40,707	$-

The Company advanced funds to the related party for daily operating purposes, and those funds or expenses receipts will be returned to the Company by the end of 2019.

b.	Other payables – related parties:

Name of related party	Relationship	December 31, 2018	December 31, 2017

Jiazhen Li	CEO, Former Co-Chairman	$11,232	$304,833
Chuanliu Ni	Co-Chairman	325,907	848,493
Xiaoyan Shen	CFO	-	1,408
Zhong Hui Holding Limited	Shareholder of the Company	140,500	-
Chunyong Zheng	Spouse of shareholder of the Company	2,543,651	-
Long Liao	Shareholder of the Company	72,690	-
Wuhan Modern	Under common control of shareholder of the Company	712,605	-
Qihai Wang	Shareholder of the Company	1,941,957	-
Jirong Huang	Spouse of shareholder of the Company	77,197	-
Yongzheng Wang	Son of shareholder of the Company	23,808	-
Nantong Ronghai Logistics Co., Ltd.	Under common control of shareholder of the Company	242,739	-
Total		$6,092,286	$1,154,734

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

c.

Related parties transactions:

During the year ended December 31, 2018, Hubei Shengrong sold products to Wuhan Modern Industrial Technology Research Institute in the amount of $1,083,019.

During the year ended December 31, 2018, Hubei Shengrong sold products to Wuhan HOST in the amount of $741,013.

Note 11 – Debt

Short term loan

Short term loan due to bank is as follows:

Short term loans	Maturities	Weighted average interest rate	Collateral/Guarantee	December 31, 2018	December 31, 2017

Loan from Wuhan Rural Commercial Bank	July 25, 2018	7.35%	Guaranteed by Hubei Changyang Hongrong Environmental Protection Science and Technology Co. Ltd., a related party and pledged with its patent as a collateral	-	$2,305,316
Loan from Bank of Jiangsu	September 25, 2019	6.31%	Guaranteed by Qihai Wang’s personal property	$508,832	-

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third party loan

In April 2017, the Company obtained an unsecured loan from an unrelated third party in the amount of $144,887 (RMB 1,000,000) due on April 27, 2018 with an annual interest rate of 10%. The due date for this loan has been extended to October 27, 2018. On March 11, 2019, the Board granted an aggregate of 72,785 shares of restricted common stock, with a fair value of $144,842, determined using the closing price of $1.99 on March 11, 2019, to repay the debt the Company owed to this unrelated third party (See Note 17 – subsequent events).

In January 2018, the Company obtained an unsecured loan from an unrelated third party in the amount of $145,381 (RMB 1,000,000) due on August 21, 2020 with no interest.

Interest expense for the years ended December 31, 2018 and 2017 amounted to $181,677 and $173,268, respectively.

Note 12 – Taxes

Income tax

United States

TMSR was organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018. TMSR’s U.S. net operating loss for the year ended December 31, 2018 amounted to approximately $50,000. As of December 31, 2018, TMSR’s net operating loss carry forward for United States income taxes was approximately $10,000. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

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

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRC

Shengrong WFOE, Hubei Shengrong, Wuhan HOST and Rong Hai are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Significant components of the provision for income taxes are as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017

Current	$608,355	$2,898,549
Deferred	(92,535)	(944,607)
Total provision for income taxes	$515,820	$1,953,942

Under the Income Tax Laws of the PRC, companies are subject to income tax at a rate of 25%. However, Hubei Shengrong, disposed in December 2018, obtained the “high-tech enterprise” tax status in 2014, which reduced its statutory income tax rate to 15% from 2014 to 2016. Hubei Shengrong renewed its “high-tech enterprise” status in December 2016, which continued to reduce its statutory income rate to 15% from 2017 to 2019. Wuhan Host also obtained the “high-tech enterprise” tax status in 2016, which reduced its statutory income tax rate to 15% from 2016 to 2019. Tax savings resulted from the reduced statutory income tax rate amounted to $276,519 and $1,894,478 for the years ended December 31, 2018 and 2017, respectively.  Tax savings resulted from the reduced statutory income tax rate that increased the Company’s earnings per share by $0.01 and $0.11 for the years ended December 31, 2018 and 2017, respectively.

The following table reconciles China statutory rates to the Company’s effective tax rate:

	December 31, 2018	December 31, 2017

PRC statutory rates	25.0%	25.0%
Preferential tax rate reduction	(8.8%)	(10.0%)
Effect of valuation allowance on change in net operating loss carried forward	0.0%	3.9%
Effect of permanent difference (1)	10.0%	12.8%
Effective tax rate	26.2%	31.7%

(1)	Permanent difference consisted of mainly income tax non-deductible items, goodwill impairment and income tax penalty and interest.

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	December 31, 2018	December 31, 2017

Net operating losses carried forward – U.S.	$10,396	$-
Net operating losses carried forward – PRC	-	418,549	*
Bad debt allowance	205,863	980,840
Valuation allowance	(10,396)	(418,549)
Deferred tax assets, net	$205,863	$980,840

* Represents TJ Comex net operating losses carried forward was disposed on April 2, 2018.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Taxes payable consisted of the following:

	December 31, 2018	December 31, 2017

VAT taxes payable	$24,436	$7,838,111
Income taxes payable	13,114	6,798,803
Other taxes payable	18,199	924,489
Total	$55,749	$15,561,403

Note 13 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of December 31, 2018 and 2017, no cash were deposited with various financial institutions located in the U.S. As of December 31, 2018 and 2017, $680,709 and $457,126 and were deposited with various financial institutions located in the PRC, respectively. As of December 31, 2018 and 2017, $7,823 and $3,186 were deposited with one financial institution located in Hong Kong, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the year ended December 31, 2018, two customers accounted for 34.3% and 22.0% of the Company’s revenues. For the year ended December 31, 2017, four customers accounted for 25.0%, 24.7%, 14.1% and 14.1% of the Company’s revenues.

As of December 31, 2018, two customers accounted for 41.1% and 13.4% of the Company’s accounts receivable. As of December 31, 2017, two customers, who are related to each other under common management and ownership, accounted for 45.6% and 43.9% of the Company’s accounts receivable.

For the year ended December 31, 2018, one supplier accounted for 57.7% of the Company’s total purchases. For the year ended December 31, 2017, three suppliers accounted for 50.7%, 27.3% and 21.1% of the Company’s total purchases, respectively.

As of December 31, 2018, three suppliers accounted for 44.2%, 15.5% and 13.9% of the Company’s total prepayments; and four suppliers accounted for 27.4%, 26.5%, 12.5% and 11.9% of the Company’s total accounts payable. As of December 31, 2017, three suppliers accounted for 41.2%, 35.9% and 22.8% of the Company’s prepayments; and two suppliers accounted for 40.0% and 29.1% of the Company’s total accounts payable.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Equity

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by Shengrong WFOE only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Shengrong WFOE.

Shengrong WFOE, Wuhan HOST, Rong Hai are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Shengrong WFOE may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. Wuhan HOST and Rong Hai may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by State Administration of Foreign Exchange.

As of December 31, 2018, Shengrong WFOE, Wuhan HOST, and Rong Hai, collectively attributed $0 of retained earnings for their statutory reserves as they have accumulated losses. As of December 31, 2017, Shengrong WFOE, Hubei Shengrong, TJ Comex WFOE and TJComex Tianjin collectively attributed $2,137,815 of retained earnings for their statutory reserves. These reserves were disposed upon the disposition of Hubei Shengrong in December 2018.

As a result of the foregoing restrictions, Shengrong WFOE are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Shengrong WFOE from transferring funds to China Sunlong in the form of dividends, loans and advances. As of December 31, 2018 and 2017, amounts restricted are the net assets of Shengrong WFOE, which amounted to $2,347,967 and $27,800,814, respectively.

Stock split

On June 1, 2018, the Company’s shareholder approved a 2 for 1 stock split of the Company’s common stock at the Annual Meeting of Shareholders. The stock split was effected on June 20, 2018, pursuant to the completion of the reincorporation from Delaware to Nevada. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively restated to reflect the stock split.

Common stock

On June 23, 2018, the Company issued an aggregate of 26,693 shares of the Company’s common stock, par value $0.0001 per share, to certain non-U.S. purchasers at a purchase price of $5.00 per share for an aggregate proceeds of $133,335 pursuant to certain securities purchase agreement dated April 20, 2018 and June 22, 2018.  The issuances were pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

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

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The summary of warrant activity is as follows:

			Weighted	Average
			Average	Remaining
	Warrants Outstanding	Exercisable Shares	Exercise Price	Contractual Life
December 31, 2017	-	-	$-	-
Granted/Acquired	10,500,000	5,250,000	$5.75	4.16
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
December 31, 2018	10,500,000	5,250,000	$5.75	4.16

The summary of option activity is as follows:

		Weighted	Average
		Average	Remaining
	Options Outstanding	Exercise Price	Contractual Life
December 31, 2017	-	$-	-
Granted/Acquired	824,000	$5.00	4.16
Forfeited	-	$-	-
Exercised	-	$-	-
December 31, 2018	824,000	$5.00	4.16

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and contingencies

Contingencies

The Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity.

On February 27, 2013, Wuhan HOST entered into a contract to purchase land use rights for a parcel of land in E Zhou City, Hubei, China, for $1,212,478.  The Company has paid to the local government $781,349, a balance of $431,129 has not been paid; however, the government has already issued to the Company all the necessary certificates transferring title of the land use rights for the parcel of land to the Company, and has not taken action to collect any remaining unpaid balance.  If the government determines that it wishes to collect an unpaid balance, the total cost to the Company would be $431,129.

Lease commitments

The Company has entered into non-cancellable operating lease agreements for one office space and one dormitory space for its employees. The office lease is expiring in December 2021 with a monthly rental rate of approximately $4,900. The dormitory lease expired in July 2017, and was extended to December 2019, with a monthly rental rate of approximately $390. The office lease payments for the lease expiring in December 2021 will be paid over three years beginning 2018.

The Company’s commitments for minimum lease payment under these operating leases as of December 31, 2018 are as follow:

Years ending December 31,	Minimum lease payment
2019	$106,148
2020	101,516
Total minimum payments required	$207,664

Rent expense for the years ended December 31, 2018 and 2017 were $152,734 and $182,999, respectively.

Note 16 – Segment reporting

The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations of the four operating entities: Shengrong China, Wuhan Host, Rong Hai, and TJComex Tianjin. TJComex Tianjin was disposed in April 2018.

The Company’s operations currently encompass three business segments. The Company also has a separate business segments prior to April 2018. Such reportable segments are consistent with the way the Company manages its business, with each segment operating under separate management and producing discrete financial information. The accounting principles applied at the operating division level in determining income from operations is generally the same as those applied at the consolidated financial statement level.

The operation and products of the three existing segments and one disposed segment are as follow:

1.	Hubei Shengrong and Shengrong WFOE: sale of solid waste recycling and comprehensive utilization equipment and trading of processed industrial waste materials; and

2.	Wuhan HOST: research, development, production and sale of coating materials; and

3.	Rong Hai: Coal wholesales and sale of coke, steels, construction materials, mechanical equipment and steel scrap.

4.	TJComex Tianjin: General merchandise trading business and related consulting services (disposed in April 2018).

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents results of segment operations for the years ended December 31, 2018 and 2017:

	For Year ended December 31, 2018	For Year ended December 31, 2017
Revenues:
Hubei Shengrong and Shengrong WFOE	$17,122,385	$38,502,342
Wuhan HOST	4,615,893	-
Rong Hai	1,452,426	-
TJComex Tianjin	650	249,423
Consolidated revenues	$23,191,354	$38,751,765

Gross profit:
Hubei Shengrong and Shengrong WFOE	$3,098,609	$19,293,744
Wuhan HOST	1,087,109	-
Rong Hai	333,255	-
TJComex Tianjin	650	224,001
Consolidated gross profit	$4,519,623	$19,517,745

Income (loss) from operations:
Hubei Shengrong and Shengrong WFOE	$1,946,185	$11,813,321
Wuhan HOST	121,606	-
Rong Hai	321,991	-
TJComex Tianjin	(112,615)	(4,367,006)
TMSR, China Sunlong, Shengrong BVI and Shengrong HK	(150,108)	-
Consolidated income from operations	$2,127,059	$7,446,315

Net income (loss):
Hubei Shengrong and Shengrong WFOE	$1,261,186	$9,656,063
Wuhan HOST	121,902	-
Rong Hai	315,087	-
TJComex Tianjin	(112,726)	(5,442,586)
TMSR, China Sunlong, Shengrong BVI and Shengrong HK	(135,457)	-
Consolidated net income	$1,449,992	$4,213,477

Depreciation and amortization:
Hubei Shengrong and Shengrong WFOE	$346,992	$341,573
Wuhan HOST	290,693	-
Rong Hai	1,578	-
TJComex Tianjin	32,444	101,402
Consolidated depreciation and amortization	$671,707	$442,975

Interest expense:
Hubei Shengrong and Shengrong WFOE	$164,685	$173,268
Rong Hai	2,521	-
TMSR, China Sunlong, Shengrong BVI and Shengrong HK	14,471	-
Consolidated interest expense	$181,677	$173,268

Capital expenditures:
Hubei Shengrong and Shengrong WFOE	$692	$1,763
Wuhan HOST	2,823	-
TJComex Tianjin	-	123
Consolidated capital expenditures	$3,515	$1,886

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents assets by division as of:

Total assets as of	December 31, 2018	December 31, 2017
Hubei Shengrong and Shengrong WFOE	$2,301,663	$46,425,568
Wuhan HOST	16,612,376	-
Rong Hai	13,859,965	-
TJComex Tianjin	-	2,142,350
TMSR, China Sunlong, Shengrong BVI and Shengrong HK	78,973	-
Total Assets	$32,852,977	$48,567,918

Note 17 – Subsequent events

On February 12, 2019, the Company’s warrant holders converted 294,971 of the Company’s warrants into 52,077 shares of the Company’s common stock using cashless exercises method.

On February 20, 2019, the Company’s warrant holders converted 415,355 of the Company’s warrants into 54,826 shares of the Company’s common stock using cashless exercises method.

On March 11, 2019, the Board granted an aggregate of 131,330 shares of restricted common stock, with a fair value of $261,347, determined using the closing price of $1.99 on March 11, 2019, to repay the debt the Company owed to two unrelated third parties.

On March 15, 2019, the Board granted an aggregate of 142,530 shares of restricted common stock, with a fair value of $290,761, determined using the closing price of $2.04 on March 15, 2019, to repay the debt the Company owed to one unrelated third party.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2019	TMSR Holding Company Limited

	By:	/s/ Jiazhen Li
Name: Jiazhen Li Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Xiaoyan Shen
Name: Xiaoyan Shen Title: Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chuanliu Ni	Co-Chairman of the Board of Directors	April 1, 2019
Chuanliu Ni

/s/ Jiazhen Li	Chief Executive Officer	April 1, 2019
Jiazhen Li	(Principal Executive Officer)

/s/ Zheyi Wang	Co-Chairman of the Board of Directors	April 1, 2019
Zheyi Wang

/s/ Xiaonian Zhang	President and Director	April 1, 2019
Xiaonian Zhang

/s/ Xiaoyan Shen	Chief Financial Officer and Secretary	April 1, 2019
Xiaoyan Shen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Hongxiang Yu	Director	April 1, 2019
Hongxiang Yu

/s/ Yilei Shao	Director	April 1, 2019
Yilei Shao

/s/Min Zhu	Director	April 1, 2019
Min Zhu

/s/Mingze Yin	Director	April 1, 2019
Mingze Yin