Form 10-Q
period 2019-03-31
TMSR HOLDING Co Ltd
filed 2019-05-15
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2019, there were 21,768,698 shares of the Company’s common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	TMSR	Nasdaq Capital Market
Warrants to purchase one-half of one share of Common Stock	TMSRW	OTC Pink

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

ITEM 4.	CONTROLS AND PROCEDURES	45

PART II.	OTHER INFORMATION	36

ITEM 1.	LEGAL PROCEEDINGS	45

ITEM 1A.	RISK FACTORS	45

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	45

ITEM 4.	MINE SAFETY DISCLOSURES	45

ITEM 5.	OTHER INFORMATION	45

ITEM 6.	EXHIBITS	46

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$608,932	$726,737
Notes receivable	386,365	251,513
Accounts receivable, net	5,282,737	4,191,246
Other receivables, net	274,130	265,833
Other receivable - related party	26,817	40,707
Inventories	2,024,806	1,965,433
Prepayments	2,384,178	2,218,148
Total current assets	10,987,965	9,659,617

PLANT AND EQUIPMENT, NET	5,820,939	5,761,332

RIGHT-OF-USE ASSETS	294,672	-

OTHER ASSETS
Goodwill	14,694,530	14,339,050
Intangible assets, net	2,782,560	2,790,095
Other assets	120,327	97,020
Deferred tax assets	180,807	205,863
Total other assets	17,778,224	17,432,028

Total assets	$34,881,800	$32,852,977

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$521,446	$508,832
Third party loan	-	144,841
Accounts payable	2,989,303	1,448,623
Other payables and accrued liabilities	3,013,325	2,755,126
Other payables - related parties	5,237,272	6,092,286
Customer deposits	2,860,568	2,338,336
Lease liabilities - current	127,588	-
Taxes payable	94,442	55,749
Total current liabilities	14,843,944	13,343,793

OTHER LIABILITIES
Third party loan - noncurrent	148,985	145,381
Lease liabilities - noncurrent	193,321	-
Total other liabilities	342,306	145,381

Total liabilities	15,186,250	13,489,174

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 20,276,698 and 19,895,935 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively*	2,028	1,990
Additional paid-in capital	5,366,916	4,814,846
Statutory reserves	-	-
Retained earnings	14,536,214	15,267,660
Accumulated other comprehensive loss	(209,608)	(720,693)
Total shareholders’ equity	19,695,550	19,363,803

Total liabilities and shareholders’ equity	$34,881,800	$32,852,977

* Giving retroactive effect to the 2 for 1 split effected on June 20, 2018

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
REVENUES
Equipment and systems	$-	$7,081,783
Coating and fuel materials	7,100,513	-
Trading and others	165,829	416,100
TOTAL REVENUES	7,266,342	7,497,883

COST OF REVENUES
Equipment and systems	-	6,443,685
Coating and fuel materials	6,941,636	-
Trading and others	59,276	296,750
TOTAL COST OF REVENUES	7,000,912	6,740,435

GROSS PROFIT	265,430	757,448

OPERATING EXPENSES (INCOME)
Selling, general and administrative	1,093,802	928,050
Recovery of doubtful accounts	(115,149)	(1,401,413)
TOTAL OPERATING EXPENSES (INCOME)	978,653	(473,363)

(LOSS) INCOME FROM OPERATIONS	(713,223)	1,230,811

OTHER INCOME (EXPENSE)
Interest income	694	167
Interest expense	(7,842)	(46,972)
Other income, net	39,753	45,533
Total other income (expense), net	32,605	(1,272)

(LOSS) INCOME BEFORE INCOME TAXES	(680,618)	1,229,539

PROVISION FOR INCOME TAXES	50,828	305,925

NET (LOSS) INCOME	(731,446)	923,614

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	511,085	996,299

COMPREHENSIVE (LOSS) INCOME	$(220,361)	$1,919,913

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	20,005,643	10,423,060

EARNINGS PER SHARE
Basic and diluted*	$(0.04)	$0.09

* Giving retroactive effect to the 2 for 1 split effected on June 20, 2018

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Ended March 31, 2018
	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other
	Shares	Amount	Shares	Amount	Paid-in Capital	Statutory Reserves	Unrestricted	Comprehensive Income (Loss)	Total
BALANCE, January 1, 2018	-	$-	8,995,428	$899	$10,592,392	$2,137,815	$13,817,668	$701,217	$27,249,991
Reverse capitalization	-	-	2,379,387	238	7,454,011	-	-	-	7,454,249
Net income	-	-	-	-	-	-	923,614	-	923,614
Statutory reserve	-	-	-	-	-	123,852	(123,852)	-	-
Foreign currency translation	-	-	-	-	-	-	-	996,299	996,299
BALANCE, March 31, 2018 (Unaudited)	-	$-	11,374,815	$1,137	$18,046,403	$2,261,667	$14,617,430	$1,697,516	$36,624,153

	For the Three Ended March 31, 2019
	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other
					Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2019	-	-	19,895,935	1,990	4,814,846	-	15,267,660	(720,693)	19,363,803
Net loss	-	-	-	-	-	-	(731,446)	-	(731,446)
Conversion of warrants into common stock	-	-	106,903	11	(11)	-	-	-	-
Issuance of common stock for debt settlement	-	-	131,330	13	261,334	-	-	-	261,347
Issuance of common stock for debt settlement	-	-	142,530	14	290,747	-	-	-	290,761
Foreign currency translation	-	-	-	-	-	-	-	511,085	511,085
BALANCE, March 31, 2019 (Unaudited)	-	$-	20,276,698	$2,028	$5,366,916	$-	$14,536,214	$(209,608)	$19,695,550

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(731,446)	$923,614
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	70,092	51,133
Amortization of intangible assets	69,002	68,724
Recovery of doubtful accounts	(115,149)	(1,401,413)
Amortization of right-of-use assets	24,216	-
Deferred tax provision	30,000	210,462
Change in operating assets and liabilities
Notes receivable	(127,931)	-
Accounts receivables	(865,695)	(1,204,110)
Other receivables	(4,936)	(1,022)
Other receivable - related party	14,819	-
Inventories	(10,593)	4,633,318
Prepayments	(110,447)	(4,374,001)
Deferred revenue	-	541,231
Accounts payable	1,496,753	(49,133)
Other payables and accrued liabilities	613,055	237,896
Customer deposits	461,789	(1,171,839)
Lease liabilities	1,881	-
Taxes payable	16,326	1,749,802
Net cash provided by operating activities	831,736	214,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from JM Global Holding Company through reverse capitalization	-	7,987,474
Purchase of equipment	(16,876)	-
Net cash (used in) provided by investing activities	(16,876)	7,987,474

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party loan	-	20,554
(Repayments of) proceeds from other payable - related parties	(989,187)	74,218
Net cash (used by) provided by financing activities	(989,187)	94,772

EFFECT OF EXCHANGE RATE ON CASH	56,522	4,768

(DECREASE) INCREASE IN CASH	(117,805)	8,301,676

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	726,737	461,883

CASH AND CASH EQUIVALENTS, END OF PERIOD	$608,932	$8,763,559

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$47,183
Cash paid for interest	$7,842	$43,350

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for warrants conversion	$11	$-
Issuance of common stock for debts settlement	$552,108	$-
Reverse capitalization with JM Global Holding Company	$-	$7,454,249
Initial recognition of right-of-use assets and lease liabilities	$317,134	$-

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

On October 10, 2017, Hubei Shengrong established a wholly owned subsidiary, Fujian Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Fujian Shengrong”), with registered capital of RMB 10,000,000 (approximately USD 1,518,120). Fujian Shengrong has no operations prior to May 30, 2018. On May 30, 2018, Hubei Shengrong and two unrelated entities entered into certain Capital Transfer and Contribution Agreement pursuant to which these two entities shall contribute cash of approximately USD 5.0 million (RMB 32.0 million) into Fujian Shengrong and Hubei Shengrong shall contribute approximately USD 1.3 million (RMB 8.0 million) which is the consideration for certain technology consulting services to be provided by Hubei Shengrong to the two entities. Upon completion of the contribution, the total registered capital of Fujian Shengrong increased to RMB 40.0 million (approximately USD 6.3 million) and Hubai Shengrong owns 20% and the two entities collectively own 80% of the equity interest of Fujian Shengrong. In August, 2018, Hubei Shengrong transferred 20% equity interest of Fujian Shengrong to Shengrong WFOE. The Company will account for the investment in Fujian Shengrong using the cost method. Since Shengrong WFOE did not provide any cash contribution to Fujian Shengrong or technology services, the investment balance under the cost method investment on March 31, 2019 is $0.

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
● ● ● ●

Incorporated on March 1, 2016

Registered capital of USD 12,946 (HKD100,000), fully funded

Purchase and sales of high efficiency permanent magnetic separator and comprehensive utilization system

Trading of processed industrial waste materials

Hubei Shengrong[2]	● ●	A PRC limited liability company Incorporated on January 14, 2009	100% owned by Shengrong WFOE
	●	Registered capital of USD 4,417,800 (RMB 30,000,000), fully funded
	● ●	Production and sales of high efficiency permanent magnetic separator and comprehensive utilization system. Trading of processed industrial waste materials
Wuhan HOST	● ● ●	A PRC limited liability company Incorporated on October 27, 2010 Registered capital of USD 750,075 (RMB 5,000,000), fully funded	100% owned by Shengrong WFOE
	●	Research, development, production and sale of coating materials.
Shanghai Host Coating Materials Co., Ltd. (“Shanghai HOST”)	● ● ●	A PRC limited liability company Incorporated on December 11, 2014 Registered capital of USD 3,184,371 (RMB 20,000,000), to be fully funded by November 2024
	●	No operations and no capital contribution has been made as of December 31, 2018	80% owned by Wuhan HOST

Wuhan HOST Coating Materials Xiaogan Co., Ltd. (“Xiaogan HOST”)	● ● ● ●

A PRC limited liability company

Incorporated on December 25, 2018

Registered capital of USD 11,595,379 (RMB 80,000,000),

to be fully funded by December 2028

No operations and no capital contribution has been made as of December 31, 2018

90% owned by Wuhan HOST
Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”)	● ● ● ●

A PRC limited liability company

Incorporated on May 20, 2009

Registered capital of USD 3,171,655 (RMB 20,180,000), fully funded

Coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap

VIE of Shengrong WFOE
TJComex BVI[1]	● ●	A British Virgin Island company Incorporated on March 8, 2016	100% owned by China Sunlong
TJComex HK1	● ●	A Hong Kong company Incorporated on March 19, 2014	100% owned by TJComex BVI
TJComex WFOE[1]	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TJComex HK
	●	Incorporated on March 10, 2004
	●	Registered capital of USD 200,000
TJComex Tianjin[1]	● ●	A PRC limited liability company Incorporated on November 19, 2007	100% owned by TJComex WFOE
	●	Registered capital of USD 7,809,165 (RMB 55,000,000)
	●	General merchandise trading business and related consulting services

[1]	Disposed on April 2, 2018
[2]	Disposed on December 27, 2018

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

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019.

Principles of consolidation

The unaudited condensed financial statements of the Company include the accounts of TMSR and its wholly owned subsidiaries and VIE. All intercompany transactions and balances are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the useful lives of intangible assets, deferred revenues and plant and equipment, impairment of long-lived assets, collectability of receivables, inventory valuation allowance, present value of lease liabilities and realization of deferred tax assets. Actual results could differ from these estimates.

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

Translation adjustments included in accumulated other comprehensive loss amounted to $209,608 and $720,693 as of March 31, 2019 and December 31, 2018, respectively. The balance sheet amounts, with the exception of shareholders’ equity at March 31, 2019 and December 31, 2018 were translated at 6.71 RMB and 6.88 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the three months ended March 31, 2019 and 2018 were 6.75 RMB and 6.36 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accounts receivable, net

Accounts receivable include trade accounts due from customers. An allowance for doubtful accounts may be established and recorded based on management’s assessment of potential losses based on the credit history and relationships with the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of March 31, 2019 and December 31, 2018, $633,759 and $732,846 were recorded for allowance for doubtful accounts, respectively.

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the first-in-first-out method in Shengrong WFOE and weighted average method in Wuhan HOST and Rong Hai. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory when the carrying value exceeds net realizable value. As of March 31, 2019 and December 31, 2018, no obsolescence and cost in excess of net realizable value were recorded for allowance.

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

Plant and equipment, net

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

Right-of-use assets and lease liabilities

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The impact of the adoption on January 1, 2019 increased the right-of-use assets and lease liabilities by approximately $317,000.

Intangible assets, net

Intangible assets represent land use rights and patents, and they are stated at cost, less accumulated amortization. Research and development costs associated with internally developed patents are expensed when incurred. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets. All land in the PRC is owned by the government; however, the government grants “land use rights.” The Company has obtained the rights to use various parcels of land. The patents have finite useful lives and are amortized using a straight-line method that reflects the estimated pattern in which the economic benefits of the intangible asset are to be consumed. The Company amortizes the cost of the land use rights and patents, over their useful life using the straight-line method. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  The estimated useful lives are as follows:

Useful Life
Land use rights	50 years
Patents	10 - 20 years

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of income. Impairment losses on goodwill are not reversed. As of March 31, 2019 and December 31, 2018, no impairment of goodwill was recognized.

Impairment for long-lived assets

Long-lived assets, including plant, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2019 and December 31, 2018, no impairment of long-lived assets was recognized.

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

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as warranty retainage during the retainage period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty retainage claims historically. Due to the infrequent and insignificant amount of warranty retainage claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty retainage are recognized over the retainage period over 12 months. For the three months ended March 31, 2019, less than 5% of our retainage revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying statements of income and comprehensive income.

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months ended March 31,
	2019	2018
Revenues – Equipment and systems	$-	$7,081,783
Revenues – Coating and fuel materials	7,100,513	-
Revenues – Trading and others	165,829	416,100
Total revenues	$7,266,342	$7,497,883

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

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the selling, general and administrative expenses and totaled $$77,590 and $1,415 for the three months ended March 31, 2019 and 2018, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company’s PRC tax returns filed for 2015, 2016 and 2017 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,789,674 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,894,837 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the three months ended March 31, 2019 and 2018, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the three months ended March 31, 2019 and 2018.

Recently issued accounting pronouncements

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

For the three months ended March 31, 2018, the impact of the acquisition of Wuhan HOST to the unaudited condensed consolidated statements of income and comprehensive income was not material.

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

For the three months ended March 31, 2018, the impact of the acquisition of Rong Hai to the unaudited condensed consolidated statements of income and comprehensive income was not material.

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	March 31,	December 31,
	2019	2018

Current assets	$6,846,789	$6,321,261
Property, plants and equipment	25,497	27,693
Other noncurrent assets	204,783	118,020
Goodwill	7,576,271	7,392,991
Total assets	14,653,340	13,859,965

Current liabilities	4,513,756	4,188,340
Non-current liabilities	93,802	-
Total liabilities	4,607,558	4,188,340
Net assets	$10,045,782	$9,671,625

	March 31,	December 31,
	2019	2018

Short-term loan	$521,446	$508,832
Accounts payable	1,842,195	821,289
Other payables and accrued liabilities	751,576	559,984
Other payables – related party	1,346,759	2,285,701
Tax payables	21,937	12,534
Lease liabilities	29,843	-
Total current liabilities	4,513,756	4,188,340
Lease liabilities - noncurrent	93,802	-
Total liabilities	$4,607,558	$4,188,340

The summarized operating results of the VIE’s are as follows:

For the three months ended March 31,
2019

Operating revenues	$5,032,785
Gross profit	98,685
Income from operations	189,201
Net income	$133,670

Note 5 – Accounts receivable, net

Accounts receivable consist of the following:

	March 31, 2019	December 31, 2018

Accounts receivable	$5,916,496	$4,924,092
Less: Allowance for doubtful accounts	(633,759)	(732,846)
Total accounts receivable, net	$5,282,737	$4,191,246

Movement of allowance for doubtful accounts is as follows:

	March 31, 2019	December 31, 2018

Beginning balance	$732,846	$6,674,834
Beginning balance from Wuhan HOST	-	218,152
Beginning balance from Rong Hai	-	469,000
Depositing ending balance of Hubei Shengrong	-	(5,203,666)
Addition	9,805	411,261
Recovery	(124,954)	(1,020,125)
Exchange rate effect	16,062	(816,610)
Ending balance	$633,759	$732,846

Note 6 – Inventories

Inventories consist of the following:

	March 31, 2019	December 31, 2018

Raw materials	$2,024,806	$1,965,175
Work in progress	-	258
Total inventories	$2,024,806	$1,965,433

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2019	December 31, 2018

Building	$5,765,547	$5,626,071
Production equipment	995,483	954,845
Office equipment and furniture	60,569	59,102
Automobile	214,240	209,057
Subtotal	7,035,839	6,849,075
Less: accumulated depreciation and amortization	(1,214,900)	(1,087,743)
Total	$5,820,939	$5,761,332

Depreciation expense for the three months ended March 31, 2019 and 2018 amounted to $70,092 and $51,133, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	March 31, 2019	December 31, 2018

Land use rights	$1,517,850	$1,481,130
Patents	3,706,649	3,616,981
Software	10,477	10,224
Less: accumulated amortization	(2,452,416)	(2,318,240)
Net intangible assets	$2,782,560	$2,790,095

Amortization expense for the three months ended March 31, 2019 and 2018 amounted to $69,002 and $68,724, respectively.

The Company has one patent that expires in 2019.  In the event that the Company is unable to renew the patent, its’ future results of operations may be materially adversely affected.

The estimated amortization is as follows:

Twelve months ending March 31,	Estimated amortization expense

2020	$180,198
2021	177,255
2022	177,077
2023	177,077
2024	176,667
Thereafter	1,894,286
Total	$2,782,560

Note 9 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Wuhan HOST	Rong Hai	Total
Balance as of December 31, 2018	$6,946,059	$7,392,991	$14,339,050
Foreign currency translation adjustment	172,200	183,280	355,480
Balance as of March 31, 2019	$7,118,259	$7,576,271	$14,694,530

Note 10 – Related party balances and transactions

Related party balances

a.	Other receivable – related party:

Name of related party	Relationship	March 31, 2019	December 31, 2018

Xiaonian Zhang	Shareholder of the Company	$26,817	$40,707

The Company advanced funds to the related party for daily operating purposes, and those funds or expenses receipts will be returned to the Company by the end of 2019.

b.	Other payables – related parties:

Name of related party	Relationship	March 31, 2019	December 31, 2018

Jiazhen Li	CEO, Former Co-Chairman	$12,632	$11,232
Chuanliu Ni	Co-Chairman	325,907	325,907
Xiaoyan Shen	CFO	-	-
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500
Chunyong Zheng	Spouse of shareholder of the Company	2,606,710	2,543,651
Long Liao	Shareholder of the Company	74,492	72,690
Wuhan Modern	Under common control of shareholder of the Company	730,271	712,605
Qihai Wang	Shareholder of the Company	1,009,363	1,941,957
Jirong Huang	Spouse of shareholder of the Company	64,242	77,197
Yongzheng Wang	Son of shareholder of the Company	24,398	23,808
Nantong Ronghai Logistics Co., Ltd.	Under common control of shareholder of the Company	248,757	242,739
Total		$5,237,272	$6,092,286

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 11 – Debt

Short term loan

Short term loan due to bank is as follows:

Short term loans	Maturities	Weighted average interest rate	Collateral/Guarantee	March 31, 2019	December 31, 2018
Loan from Bank of Jiangsu	September 25, 2019	6.31%	Guaranteed by Qihai Wang’s personal property	$521,446	508,832

Third party loan

In January 2018, the Company obtained an unsecured loan from an unrelated third party in the amount of $144,841 (RMB 1,000,000) due on August 21, 2020 with no interest. On March 11, 2019, the Board granted an aggregate of 72,785 shares of restricted common stock, with a fair value of $144,841, determined using the closing price of $1.99 on March 11, 2019, to repay the debt the Company owed to this unrelated third party.

Interest expense for the three months ended March 31, 2019 and 2018 amounted to $7,842 and $46,972, respectively.

Note 12 – Taxes

Income tax

United States

TMSR was organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018. TMSR’s U.S. net operating loss for the three months ended March 31, 2019 amounted to approximately $539,000. As of March 31, 2019, TMSR’s net operating loss carry forward for United States income taxes was approximately $588,000. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there are no impact of GILTI for the three months ended March 31, 2019 and 2018, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

Cayman Islands

China Sunlong is incorporated in the Cayman Islands and are not subject to tax on income or capital gains under current Cayman Islands law. In addition, upon payments of dividends by China Sunlong to its shareholders, no Cayman Islands withholding tax will be imposed.

British Virgin Islands

Shengrong BVI is incorporated in the British Virgin Islands and are not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

Shengrong HK is incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, Shengrong HK is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

PRC

Shengrong WFOE, Wuhan HOST and Rong Hai are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Significant components of the provision for income taxes are as follows:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018

Current	$20,828	$95,463
Deferred	30,000	210,462
Total provision for income taxes	$50,828	$305,925

Under the Income Tax Laws of the PRC, companies are subject to income tax at a rate of 25%. However, Wuhan Host obtained the “high-tech enterprise” tax status in 2016, which reduced its statutory income tax rate to 15% from 2016 to 2019. Tax savings resulted from the reduced statutory income tax rate amounted to $3,032 and $63,642 for the three months ended March 31, 2019 and 2018, respectively.  Tax savings resulted from the reduced statutory income tax rate that increased the Company’s earnings per share by $0.00 and $0.01 for the three months ended March 31, 2019 and 2018, respectively.

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	March 31, 2019	December 31, 2018

Net operating losses carried forward – U.S.	$123,550	$10,396
Net operating losses carried forward – PRC	216,630	-
Bad debt allowance	180,807	205,863
Valuation allowance	(340,180)	(10,396)
Deferred tax assets, net	$180,807	$205,863

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 6% to 17% of the gross sales price and changed to 6% to 16% of gross sales starting in May 2018. The VAT standard rates changed to 6% to 13% of the gross sales prices starting in April 2019. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished products and services.

Taxes payable consisted of the following:

	March 31, 2019	December 31, 2018

VAT taxes payable	$19,283	$24,436
Income taxes payable	20,940	13,114
Other taxes payable	54,219	18,199
Total	$94,442	$55,749

Note 13 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the package of practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. The impact of the adoption on January 1, 2019 increased the right-of-uses and lease liabilities by approximately $317,000.

The Company had an office lease agreement with a 5-year lease term starting in December 2016 until December 2021 and another office lease agreement with a 5-year lease term starting in January 2018 until January 2023. Upon adoption of ASU 2016-02, the Company recognized lease labilities of approximately $317,000, with corresponding Right-of-use (“ROU”) assets of the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.75%, which is determined using an incremental borrowing rate.

The weighted average remaining lease term of its existing leases is 3.22 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended March 31, 2019 and 2018, rent expenses amounted to $27,971 and $46,818, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended March 31,	Operating lease amount
2020	$131,185
2021	104,948
2022	81,169
2023	25,208
Total lease payments	342,510
Less: interest	(21,601)
Present value of lease liabilities	$320,909

Note 14 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of March 31, 2019 and December 31, 2018, no cash were deposited with various financial institutions located in the U.S. As of March 31, 2019 and December 31, 2018, $548,468 and $680,709 and were deposited with various financial institutions located in the PRC, respectively. As of March 31, 2019 and December 31, 2018, $7,795 and $7,823 were deposited with one financial institution located in Hong Kong, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended March 31, 2019, three customers accounted for 28.0%, 18.4% and 14.1% of the Company’s revenues. For the three months ended March 31, 2018, two customers accounted for 63.6% and 26.2% of the Company’s revenues.

As of March 31, 2019, one customer accounted for 40.2% of the Company’s accounts receivable. As of December 31, 2018, two customers accounted for 41.1% and 13.4% of the Company’s accounts receivable.

For the three months ended March 31, 2019, three suppliers accounted for 28.6%, 21.4% and 16.4% of the Company’s total purchases. For the three months ended March 31, 2018, three suppliers accounted for 54.5%, 21.8% and 14.5% of the Company’s total purchases.

As of March 31, 2019, three suppliers accounted for 42.2%, 22.0% and 13.2% of the Company’s prepayments; and three suppliers accounted for 41.7%, 20.7% and 10.5% of the Company’s total accounts payable. As of December 31, 2018, three suppliers accounted for 44.2%, 15.5% and 13.9% of the Company’s total prepayments; and four suppliers accounted for 27.4%, 26.5%, 12.5% and 11.9% of the Company’s total accounts payable.

Note 15 – Equity

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

As of March 31, 2019 and December 31, 2018, Shengrong WFOE, Wuhan HOST, and Rong Hai, collectively attributed $0 of retained earnings for their statutory reserves as they have accumulated losses.

As a result of the foregoing restrictions, Shengrong WFOE, Wuhan Host and Rong Hai are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Shengrong WFOE, Wuhan Host and Rong Hai from transferring funds to China Sunlong in the form of dividends, loans and advances. As of March 31, 2019 and December 31, 2018, amounts restricted are the net assets of Shengrong WFOE, Wuhan Host and Rong Hai which amounted to $2,559,373 and $2,347,967, respectively.

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

On March 11, 2019, the Board granted an aggregate of 131,330 shares of restricted common stock, with a fair value of $261,347, determined using the closing price of $1.99 on March 11, 2019, to repay the debt the Company owed to two unrelated third parties. As the carrying value of the debt equaled to the fair value of the 131,330 common shares at $1.99 per share, no gain or loss were recognized upon this debt settlement.

On March 15, 2019, the Board granted an aggregate of 142,530 shares of restricted common stock, with a fair value of $290,761, determined using the closing price of $2.04 on March 15, 2019, to repay the debt the Company owed to one unrelated third party. As the carrying value of the debt equaled to the fair value of the 142,530 common shares at $2.04 per share, no gain or loss were recognized upon this debt settlement.

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

The summary of warrant activity is as follows:

				Average
			Weighted	Remaining
	Warrants	Exercisable	Average	Contractual
	Outstanding	Shares	Exercise Price	Life
December 31, 2018	10,500,000	5,250,000	$5.75	4.41
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	(710,326)	(355,163)	$-	-
March 31, 2019	9,789,674	4,894,837	$5.75	3.91

The summary of option activity is as follows:

Average
		Weighted	Remaining
	Options	Average	Contractual
	Outstanding	Exercise Price	Life
December 31, 2018	824,000	$5.00	4.41
Granted/Acquired	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
March 31, 2019	824,000	$5.00	3.91

Note 16 – Contingencies

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

Note 17 – Segment reporting

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

The Company’s operations currently encompass three business segments. The Company also has a separate business segments prior to April 2018. Such reportable segments are consistent with the way the Company manages its business, with each segment operating under separate management and producing discrete financial information. The accounting principles applied at the operating division level in determining income from operations is generally the same as those applied at the unaudited condensed consolidated financial statement level.

The operation and products of the three existing segments and one disposed segment are as follow:

1.	Hubei Shengrong and Shengrong WFOE: sale of solid waste recycling and comprehensive utilization equipment and trading of processed industrial waste materials; and

2.	Wuhan HOST: research, development, production and sale of coating materials; and

3.	Rong Hai: Coal wholesales and sale of coke, steels, construction materials, mechanical equipment and steel scrap.

4.	TJComex Tianjin: General merchandise trading business and related consulting services (disposed in April 2018).

The following represents results of divisional operations for the three months ended March 31, 2019 and 2018:

	For the Three Months ended March 31, 2019	For the Three Months ended March 31, 2018
Revenues:
Hubei Shengrong and Shengrong WFOE	$-	$7,497,233
Wuhan HOST	2,233,557	-
Rong Hai	5,032,785	-
TJComex Tianjin	-	650
Consolidated revenues	$7,266,342	$7,497,883

Gross profit:
Hubei Shengrong and Shengrong WFOE	$-	$756,798
Wuhan HOST	166,745	-
Rong Hai	98,685	-
TJComex Tianjin	-	650
Consolidated gross profit	$265,430	$757,448

Income (loss) from operations:
Hubei Shengrong and Shengrong WFOE	$(329,203)	$1,348,767
Wuhan HOST	(34,394)	-
Rong Hai	189,201	-
TJComex Tianjin	-	(112,615)
TMSR, China Sunlong, Shengrong BVI and Shengrong HK	(538,827)	(5,341)
Consolidated (loss) income from operations	$(713,223)	$1,230,811

Net income (loss):
Hubei Shengrong and Shengrong WFOE	$(305,603)	$1,041,712
Wuhan HOST	(20,690)	-
Rong Hai	133,670	-
TJComex Tianjin	-	(112,726)
TMSR, China Sunlong, Shengrong BVI and Shengrong HK	(538,823)	(5,372)
Consolidated net (loss) income	$(731,446)	$923,614

Depreciation and amortization:
Hubei Shengrong and Shengrong WFOE	$64,754	$90,783
Wuhan HOST	71,471	-
Rong Hai	2,869	-
TJComex Tianjin	-	29,074
Consolidated depreciation and amortization	$139,094	$119,857

Interest expense:
Hubei Shengrong and Shengrong WFOE	$-	$46,972
Rong Hai	7,842	-
Consolidated interest expense	$7,842	$46,972

Capital expenditures:
Wuhan HOST	$16,876	$-
Consolidated capital expenditures	$16,876	$-

The following represents assets by division as of:

Total assets as of	March 31, 2019	December 31, 2018
Hubei Shengrong and Shengrong WFOE	$2,681,938	$2,301,663
Wuhan HOST	17,467,575	16,612,376
Rong Hai	14,653,340	13,859,965
TJComex Tianjin	-	-
TMSR, China Sunlong, Shengrong BVI and Shengrong HK	78,947	78,973
Total Assets	$34,881,800	$32,852,977

Note 18 – Subsequent events

On April 4, 2019, the Company entered into certain securities purchase agreement (the “SPA”) with certain “non-U.S. Persons” (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to sell 1,492,000 shares of its common stock, par value $0.0001 per share, at a per share purchase price of $2.00. The net proceeds to the Company from this offering were approximately $2.9 million.

ITEM 2. TMSR HOLDING COMPANY LIMITED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with our unaudited condensed financial statements, and the notes to those unaudited condensed financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Our fuel materials, mainly coal, operations are largely affected by the following aspects. First, the PRC’s macroeconomic growth is not as fast as expected; the slowdown of economic growth will affect the demand of the market, and the reduction of coal consumption by enterprises will affect the sales of coal and directly affect our earnings. Second, the coal market price fluctuation will also affect our sales revenue; because Jiangsu Rong Hai has long-term and stable customers, the price fluctuations will affect the cost of purchasing coal and thus affect our revenue. Third, the risk of price fluctuation in the shipping industry. The fluctuation of shipping price will also directly affect the fluctuation of coal market price, thus affecting our income. Fourth, we have long-term and stable customers and continues to rely on a small number of customers from 2009 to 2018. Losing our major customers will have a significant impact on our results of operations. In addition, the payment situation of these customers will be affected by abnormal market changes, which will have a negative impact on our business recovery accounts and cash flow.

Results of Operations

Three Months Ended March 31, 2019 vs. March 31, 2018

				Percentage
	2019	2018	Change	Change
Revenues – Equipment and systems	$-	$7,081,783	$(7,081,783)	(100.0)%
Revenues – Coating and fuel materials	7,100,513	-	7,100,513	100.0%
Revenues – Trading and others	165,829	416,100	(250,271)	(60.1)%
Total revenues	7,266,342	7,497,883	(231,541)	(3.1)%
Cost of Revenues – Equipment and systems	-	6,443,685	(6,443,685)	(100.0)%
Cost of Revenues – Coating and fuel materials	6,941,636	-	6,941,636	100.0%
Cost of Revenues – Trading and others	59,276	296,750	(237,474)	(80.0)%
Total cost of revenues	7,000,912	6,740,435	260,477	3.9%
Gross profit	265,430	757,448	(492,018)	(65.0)%
Operating expenses (income)	978,653	(473,363)	1,452,016	(306.7)%
(Loss) Income from operations	(713,223)	1,230,811	(1,944,034)	(157.9)%
Other income (expense), net	32,605	(1,272)	33,877	(2663.3)%
Provision for income taxes	50,828	305,925	(255,097)	(83.4)%
Net (loss) income	$(731,446)	$923,614	$(1,655,060)	(179.2)%

Revenues

The Company’s revenue consists of solid waste recycling systems and equipment revenue, coating and fuel materials revenue, and trading and others revenue. Total revenues decreased by approximately $232,000, or approximately 3.1%, to approximately $7.3 million for the three months ended March 31, 2019, compared to approximately $7.5 million for the three months ended March 31, 2018. The overall decrease in total revenue was attributable to the decreased sales of solid waste recycling systems and equipment and trading industrial waste materials and offset by the increased sales of coating materials after the acquisition of Wuhan HOST and increased sales of fuel materials after the acquisition of Rong Hai.

Equipment and Systems Revenue

Revenue of solid waste recycling systems and equipment decreased by approximately $7.1 million, or 100.0%, to $0 for the three months ended March 31, 2019, compared to approximately $7.1 million for the three months ended March 31, 2018. The decrease in revenues was due to the decrease of solid waste recycling equipment and systems orders. As we restructured Shengrong Wuhan, we were in the process of searching for the suitable vendors to produce our products in 2019 and to continue on our solid waste recycling equipment and systems business. As a result, Shengrong WFOE did not generate any new equipment and systems revenue in the first quarter of 2019. Once the suitable vendors are located, we expect our revenues will be on a rise again. Our revenues from solid waste recycling systems and equipment on numbers of units sold and built and its average selling price are summarized as follows:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018	Change	Change (%)

Solid waste recycling equipment sold	-	2	(2)	(100.0)%
Average selling price	$-	$495,595	$(495,595)	(100.0)%
Solid waste recycling system infrastructure sold	-	2	(2)	(100.0)%
Average selling price	$-	$3,045,297	$(3,045,297)	(100.0)%

During the three months ended March 31, 2019, we did not sell any solid waste recycling equipment as compared to 2 units sold with an average selling price of $495,595 during the three months ended March 31, 2018. The decrease in units sold of 2 units or 100.0% during the three months ended March 31, 2019 as compared to the same period in 2018 were mainly due to that Shengrong WFOE were in the process of searching for the suitable vendors to produce our products in 2019 and to continue on our solid waste recycling equipment and systems business after the restructuring of Shengrong Wuhan.

During the three months ended March 31, 2019, we did not sell any solid waste recycling system infrastructure as compared to 2 units sold with an average selling price of $3,045,297 during the three months ended March 31, 2018. The decrease in units sold of 2 units or 100.0% during the three months ended March 31, 2019 as compared to the same period in 2018 were mainly due to that Shengrong WFOE were in the process of searching for the suitable vendors to produce our products in 2019 and to continue on our solid waste recycling equipment and systems business after the restructuring of Shengrong Wuhan.

Coating and Fuel Revenue

During the three months ended March 31, 2019, we sold 900,521 kilograms of coating materials with an average selling price of approximately $2.48 per kilogram and sold 61,774 tons of coal with an average selling price of approximately $78.79 per ton. We had not yet acquired Wuhan Host and Rong Hai by March 31, 2018, so no coating materials or coal business operations during the first quarter in 2018.

Trading and Others Revenue

Revenues of trading of industrial waste materials and other general merchandises decreased by approximately $250,000 or 60.1%, to approximately $166,000 for the three months ended March 31, 2019, compared to approximately $416,000 for the three months ended March 31, 2018. The decrease in revenues was attributable to the decreased amount of industrial waste materials traded during the three months ended March 31, 2019 as compared to the same period in 2018. Our revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018	Change	Change (%)

Ilmenite Tailings	$-	$178,050	$(178,050)	(100.0)%
Copper Smelting Tailings	-	237,400	(237,400)	(100.0)%
Others revenues	165,829	650	165,179	25412.2%
Total	$165,829	$416,100	$(250,271)	(60.1)%

Our total sold quantity of each kind of industrial waste materials and their average selling price are summarized as follows:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018	Change	Change (%)

Ilmenite Tailings (quantity in tons)	-	200	(200)	(100.0)%
Average selling price	$-	$890	$(890)	(100.0)%
Copper Smelting Tailings (quantity in tons)	-	200	(200)	(100.0)%
Average selling price	$-	$1,187	$(1,187)	(100.0)%

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

During the three months ended March 31, 2019, the decrease of revenues from trading industrial waste materials was due to the fact that we did not generate any revenues from trading industrial waste materials as compared to an aggregate of 400 tons of Ilmenite Tailings and Copper Smelting Tailings during the same period in 2018. Our trading of industrial waste materials are dependent on the progress of our recycling equipment end users and when they are able to sell those industrial waste materials to our suppliers to process the waste. During the three months ended March 31, 2019, we had less resources to trade the aforementioned industrial waste materials as compared to the same period in 2018 as the enterprises who has the resources of the industrial waste materials were closed for production during the year ended December 31, 2018 and during the three months ended March 31, 2019 due to inspection from the environment group of the Chinese government until the enterprises were able to pass the environmental inspection, which reduced the resource for our trading of industrial waste material. In addition, Shengrong WFOE were in the process of searching for the suitable vendors to produce our products in 2019 and to continue on our solid waste recycling equipment and systems business after the restructuring of Shengrong Wuhan, which we currently do not have new resource to acquire the industrial waste material. . As a result, we did not generate any trading revenue in the first quarter of 2019. Once the suitable vendors are located, we expect our revenues will be on a rise again.

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

Our other revenues increased by approximately $165,000, or 25412.2.0%, to approximately $166,000 for the three months ended March 31, 2019 as compared to $650 for the three months ended March 31, 2018. The increase was mainly due to the fact that we included three month harbor cargo handling revenue after the acquisition of Rong Hai and the revenue is more than TJComex’s other revenue made during the three months ended March 31, 2018.

Cost of Revenues

The Company’s cost of revenues consists of cost of solid waste recycling systems and equipment revenue, cost of coating and fuel materials revenue, and cost of trading and others revenue. Total cost of revenues increased by approximately $260,000, or approximately 3.9% to approximately $7.0 million for the three months ended March 31, 2019, compared to approximately $6.7 million for the same period in 2018. Our total cost of revenues increased was because coating and fuel materials generally have a lower profit margin than solid waste recycling equipment and systems.

Cost of Equipment and Systems Revenue

Cost of solid waste recycling systems and equipment revenue decreased by approximately $6.4 million, or 100.0% to $0 for the three months ended March 31, 2019, compared to approximately $6.4 million for the same period in 2018. The decrease in cost of solid waste recycling systems and equipment revenue was in line with the decreased sales volume of solid waste recycling equipment and systems. Shengrong WFOE did not generate any equipment and systems revenue in the first quarter of 2019, which reduced the cost of such revenue to $0.

Cost of Coating and Fuel Materials Revenue

During the three months ended March 31, 2019, we sold 900,521 kilograms of coating materials with an average unit cost of approximately $2.3 per kilogram and sold 61,774 tons of coal with an average unit cost of approximately $78.91 per ton. The average unit cost of coal higher than the selling price during the three months ended March 31, 2019 was because that many coal trading companies stored more coal before the New Year and caused the supply to be more than the demand of coal, so the market selling price of coal dropped sharply in January. We had to sell off our inventory immediately to prevent us from a bigger loss as we are foreseeing a further price drop in the near future. We had not yet acquired Wuhan Host and Rong Hai by March 31, 2018, as a result, no coating materials or coal business operations during the first quarter in 2018.

Cost of Trading and Others Revenue

Cost of trading of industrial waste materials and others revenue decreased by approximately $237,000 or 80.0%, to approximately $59,000 for the three months ended March 31, 2019, compared to $297,000 for the same period in 2018. The decrease was in line with the decrease in revenues of trading of industrial waste materials and other general merchandises. Our cost of revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018	Change	Change (%)
Industrial waste materials trading
Ilmenite Tailings	$-	$118,700	$(118,700)	(100.0)%
Copper Smelting Tailings	-	178,050	(178,050)	(100.0)%
Others cost of revenues	59,276	-	59,276	100.0%
Total	$59,276	$296,750	$(237,474)	(80.0)%

Our total sold quantity of each kind of industrial waste materials and their average purchasing price are summarized as follows:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018	Change	Change (%)

Ilmenite Tailings (quantity in tons)	-	200	(200)	(100.0)%
Average unit cost	$-	$594	$(594)	(100.0)%
Copper Smelting Tailings (quantity in tons)	-	200	(200)	(100.0)%
Average unit cost	$-	$890	$(890)	(100.0)%

Gross Profit

The Company’s gross profit decreased by approximately $492,000, or 65.0%, to approximately $265,000 during the three months ended March 31, 2019, from approximately $757,000 for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, the Company’s gross margin was approximately 3.7% and 10.1%, respectively. The decrease in gross margin was primarily due to the increase of sales volume of coating and fuel materials as they have a smaller gross margin than solid waste recycling equipment and systems, which in turn, decreased our gross margin percentage from 10.1% for the three months ended March 31, 2018 to 3.7% for the three months ended March 31, 2019. The gross margin of coating and fuel materials was approximately 2.2% for the three months ended March 31, 2019. The decrease in gross margin was offset by the newly added business of harbor cargo handling services after our acquisition of Rong Hai in December 2018 and the gross margin of the services was about 64.3%.

Operating Expenses (Income)

The Company’s operating expenses (income) include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG&A expenses increased by approximately $0.2 million, by approximately 17.6%, from approximately $0.9 million for the three months ended March 31, 2018 to approximately $1.1 million for the three months ended March 31, 2019. The increase was attributable to the increase of approximately $70,000 salary expenses, the increase of approximately $76,000 R&D expense incurred in Wuhan HOST, our new acquired subsidiary in May 2018, and the increase of approximately $76,000 intangible amortization expense as Shengrong WFOE had no sales during the three months ended March 31, 2019, which in turn, the amortization of intangible assets acquired from Wuhan Shengrong were being allocated to our SG&A expense over manufacturing cost. The increase in selling, general and administrative expenses was offset by the decrease of professional fees of approximately $0.1 million related to public company listing management fees, such as audit, legal, consulting, public relation and other professional fees, as compared to those professional fees incurred during the same period right before and after the reverse merge in the first quarter of 2018.

We recovered doubtful accounts of approximately $0.1 million during the three months ended March 31, 2019. At the beginning of 2017, we were trying to expand our trading of industrial waste materials business and gaining market shares by granting a 30 days credit term of the revenue to our customers. We did not collect our accounts receivable per credit term as expected. As a result, we had to assess the potential losses and provide provision of allowances on the accounts receivable. However, for the three months ended March 31, 2019 and 2018, we were able to collect some of the accounts receivable that were previously reserved. As of March 31, 2018, Wuhan Shengrong had more accounts receivable and made more provision of allowances on the accounts receivable than Wuhan Host’s and Rong Hai’s balances as of March 31, 2019. Wuhan Shengrong recovered more doubtful accounts charges of approximately $1.3 million during the three months ended March 31, 2018 than Wuhan Host and Rong Hai recovered during the three months ended March 31 2019.

Income (loss) from Operations

As a result of the foregoing, loss from operations for the three months ended March 31, 2019 was approximately $0.7 million, a decrease of approximately $1.9 million, or approximately 157.9%, from approximately $1.2 million income from operations for the three months ended March 31, 2018. As a percentage of total revenues, loss from operations changed to approximately 9.8% during the three months ended March 31, 2019 from approximately 16.4% income from operations during the same period in 2018. The decrease was mostly driven by the increase of revenues from the lower profit margin products, coating and fuel materials and the decrease of revenues from the higher profit margin products, solid waste recycling equipment and systems as discussed above.

Other Income (Expense)

The Company’s other income (expense) consists of interest income, interest expense and other income (expense), net. The Company’s other income was approximately $33,000 during the three months ended March 31, 2019, an increase of approximately $34,000, or approximately 2663.3%, as compared to other expense of approximately $1,000 during the same period in 2018. The increase of other income was mainly attributable to the decrease of interest expense of approximately $39,000 during the three months ended March 31, 2019 after the restructuring of Wuhan Shengrong where our bank loans were held.

Provision for Income Taxes

The Company’s provision for income tax was approximately $51,000 during the three months ended March 31, 2019, compared to approximately $0.3 million for the same period in 2018. The decrease in provision for income taxes is in line with the decrease in income before income taxes. Under the Income Tax Laws of the PRC, companies are generally subject to income tax at a rate of 25%. However, the Company’s 100% subsidiary, Wuhan Host obtained the same status in 2016, which reduced their statutory income tax rate to 15%. Wuhan Host’s “high-tech enterprise” status can reduce its statutory income rate to 15% from 2016 to 2019. We have incurred approximately $30,000 of deferred tax expenses for income tax purpose during the three months ended March 31, 2019 and the acquisition of Wuhan Host lowered the income tax rate, as a result the effective tax rate decreased from 24.9% for the three months ended March 31, 2018 to (5.1)% for the three months ended March 31, 2019.

Net Income (Loss)

As a result of the foregoing, net income decreased by approximately $1.6 million, or 179.2%, to approximately $0.7 million net loss for the three months ended March 31, 2019, from approximately $0.9 million net income for the same period in 2018.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our unaudited condensed consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our unaudited condensed consolidated financial statements.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of March 31, 2019, our net working capital deficit was approximately $3.8 million, over 40% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $1.4 million and is expected to continuing generate cash flow from operations in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2019 and 2018.

	For the Three Months ended March 31,
	2019	2018

Net cash provided by operating activities	$831,736	$214,662
Net cash (used in) provided by investing activities	(16,876)	7,987,474
Net cash (used in) provided by financing activities	(989,187)	94,772
Effect of exchange rate change on cash	56,521	4,768
Net change in cash	$(117,806)	$8,301,676

As of March 31, 2019 and December 31, 2018, the Company had cash in the amount of $608,932 and $726,737, respectively. As of March 31, 2019 and December 31, 2018, $548,468 and $680,709 and were deposited with various financial institutions located in the PRC, respectively. As of March 31, 2019 and December 31, 2018, $7,795 and $7,823 were deposited with one financial institution located in Hong Kong, respectively.

Operating activities

Net cash provided by operating activities was approximately $0.8 million for the three months ended March 31, 2019, as compared to approximately $0.2 million net cash provided by operating activities for the three months ended March 31, 2018.  Net cash provided by operating activities was mainly due to approximately $0.1 million of depreciation expense of plant and equipment and amortization expense of intangible assets, the increase of approximately $1.5 million accounts payable, the increase of approximately $0.6 million other payables and accrued liabilities, and the increase of approximately $0.5 million of customer deposits. Net cash provided by operating activities for the three months ended March 31, 2019 was mainly offset by approximately $0.7 million of net loss from our operations, approximately $0.1 million of recovery of doubtful accounts, the increase of approximately $0.1 million of notes receivable as our customers used more notes receivable for payment which we needs to wait approximately 3 to 6 months to deposit the notes, the increase of approximately $0.9 million of accounts receivable as we granted more receivables to customers with good credit history, and the increase of approximately $0.1 million of prepayments.

Investing activities

Net cash used in investing activities was approximately $17,000 for the three months ended March 31, 2019, as compared to approximately $8.0 million net cash provided by investing activities for the three months ended March 31, 2018. Net cash provided by investing activities for the three months ended March 31, 2019 was due to approximately $17,000 spending on purchase of equipment.

Financing activities

Net cash used in financing activities was approximately $1.0 million for the three months ended March 31, 2019, as compared to approximately $0.1 million net cash provided by financing activities for the three months ended March 31, 2018. Net cash used in financing activities for the three months ended March 31, 2019 was due to approximately $1.0 million repayment on other payables – related parties.

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

Inflation Risk

The Company is also exposed to inflation risk. Inflationary factors, such as increases in raw material and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales revenue if the selling prices of our products do not increase with such increased costs.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2019, the Company entered into certain securities purchase agreement (the “SPA”) with certain “non-U.S. Persons” (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to sell 1,492,000 shares of its common stock, par value $0.0001 per share, at a per share purchase price of $2.00. The net proceeds to the Company from this offering were approximately $2.9 million.

The shares issued in the SPA are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Form of Securities Purchase Agreement (Incorporated by references to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2019.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMSR HOLDING COMPANY LIMITED

Date: May 14, 2019	By:	/s/ Yimin Jin
	Name:	Yimin Jin
	Title:	Chief Executive Officer and Co-Chairman of the Board
(Principal Executive Officer)