Form 10-Q
period 2019-09-30
TMSR HOLDING Co Ltd
filed 2019-11-14
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2019, there were 21,768,698 shares of the Company’s common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	TMSR	Nasdaq Capital Market
Warrants to purchase one-half of one share of Common Stock	TMSRW	OTC Pink

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,421,472	$726,737
Notes receivable	824,486	251,513
Accounts receivable, net	6,584,610	4,191,246
Other receivables, net	87,509	265,833
Other receivable - related party	-	40,707
Inventories	1,419,447	1,965,433
Prepayments	3,058,369	2,218,148
Total current assets	13,395,893	9,659,617

PLANT AND EQUIPMENT, NET	5,285,662	5,761,332

RIGHT-OF-USE ASSETS	234,689	-

OTHER ASSETS
Goodwill	13,821,630	14,339,050
Intangible assets, net	2,555,905	2,790,095
Other assets	4,204	97,020
Deferred tax assets	250,986	205,863
Total other assets	16,632,725	17,432,028

Total assets	$35,548,969	$32,852,977

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$-	$508,832
Third party loan	-	144,841
Accounts payable	2,467,639	1,448,623
Other payables and accrued liabilities	2,152,392	2,755,126
Other payables - related parties	4,269,842	6,092,286
Customer deposits	2,951,652	2,338,336
Lease liabilities - current	126,888	-
Taxes payable	580,381	55,749
Total current liabilities	12,548,794	13,343,793

OTHER LIABILITIES
Third party loan - noncurrent	140,135	145,381
Lease liabilities - noncurrent	181,837	-
Total other liabilities	321,972	145,381

Total liabilities	12,870,766	13,489,174

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively		-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 21,768,698 and 19,895,935 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively*	2,177	1,990
Additional paid-in capital	8,350,766	4,814,846
Statutory reserves	-	-
Retained earnings	16,030,676	15,267,660
Accumulated other comprehensive loss	(1,705,416)	(720,693)
Total shareholders’ equity	22,678,203	19,363,803

Total liabilities and shareholders’ equity	$35,548,969	$32,852,977

*	Giving retroactive effect to the 2 for 1 split effected on June 20, 2018

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Equipment and systems	$668,714	$506,988	$3,640,256	$15,393,627
Trading and others	(7,611)	1,022,817	631,686	1,852,812
Coating and fuel materials	6,075,560	1,544,466	22,524,732	2,653,187
TOTAL REVENUES	6,736,663	3,074,271	26,796,674	19,899,626

COST OF REVENUES
Equipment and systems	163,445	176,570	1,372,283	12,944,978
Trading and others	(3,764)	702,676	312,299	1,295,066
Coating and fuel materials	5,593,258	1,169,709	21,571,468	1,838,776
TOTAL COST OF REVENUES	5,752,939	2,048,955	23,256,050	16,078,820

GROSS PROFIT	983,724	1,025,316	3,540,624	3,820,806

OPERATING EXPENSES (INCOME)
Selling, general and administrative	825,367	229,534	2,236,300	2,354,521
Provision for (recovery of) doubtful accounts	(38,473)	479,156	251,400	(2,374,375)
TOTAL OPERATING EXPENSES (INCOME)	786,894	708,690	2,487,700	(19,854)

INCOME FROM OPERATIONS	196,830	316,626	1,052,924	3,840,660

OTHER INCOME (EXPENSE)
Interest income	696	869	1,565	1,788
Interest expense	(4,113)	(40,594)	(21,719)	(135,328)
Other income (expense), net	(420)	21,954	35,855	42,173
Total other income (expense), net	(3,837)	(17,771)	15,701	(91,367)

INCOME BEFORE INCOME TAXES	192,993	298,855	1,068,625	3,749,293

PROVISION FOR INCOME TAXES	58,537	57,354	305,609	739,284

NET INCOME	134,456	241,501	763,016	3,010,009

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(937,318)	(1,451,394)	(984,723)	(2,572,115)

COMPREHENSIVE INCOME (LOSS)	$(802,862)	$(1,209,893)	$(221,707)	$437,894

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	21,768,698	23,929,341	21,171,075	22,814,730

EARNINGS PER SHARE
Basic and diluted*	$0.01	$0.01	$0.04	$0.13

*	Giving retroactive effect to the 2 for 1 split effected on June 20, 2018

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Nine Ended September 30, 2018
	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other
	Shares	Amount	Shares	Amount	Paid-in Capital	Statutory Reserves	Unrestricted	Comprehensive Income (Loss)	Total
BALANCE, January 1, 2018	-	$-	17,990,856	$1,799	$10,591,492	$2,137,815	$13,817,668	$701,217	$27,249,991
Reverse capitalization	-	-	4,758,774	476	7,453,773	-	-	-	7,454,249
Net income	-	-	-	-	-	-	3,010,009	-	3,010,009
Issuance of common stock for cash	-	-	26,693	3	133,332	-	-	-	133,335
Issuance of common stock for acquisition	-	-	1,012,932	101	4,699,899	-	-	-	4,700,000
Statutory reserve	-	-	-	-	-	121,517	(121,517)	-	-
Foreign currency translation	-	-	-	-	-	-	-	(2,572,115)	(2,572,115)
BALANCE, September 30, 2018 (Unaudited)	-	$-	23,789,255	$2,379	$22,878,496	$2,259,332	$16,706,160	$(1,870,898)	$39,975,469

	For the Nine Ended September 30, 2019
	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other
					Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2019	-	-	19,895,935	1,990	4,814,846	-	15,267,660	(720,693)	19,363,803
Net income	-	-	-	-	-	-	763,016	-	763,016
Conversion of warrants into common stock	-	-	106,903	11	(11)	-	-	-	-
Issuance of common stock for debt settlement	-	-	131,330	13	261,334	-	-	-	261,347
Issuance of common stock for debt settlement	-	-	142,530	14	290,747	-	-	-	290,761
Issuance of common stock for cash	-	-	1,492,000	149	2,983,850	-	-	-	2,983,999
Foreign currency translation	-	-	-	-	-	-	-	(984,723)	(984,723)
BALANCE, September 30, 2019 (Unaudited)	-	$-	21,768,698	$2,177	$8,350,766	$-	$16,030,676	$(1,705,416)	$22,678,203

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$763,016	$3,010,009
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	288,928	259,390
Amortization of intangible assets	137,330	220,335
Recovery of doubtful accounts	-	(2,372,750)
Amortization of right-of-use assets	-	-
Deferred tax provision	(54,651)	356,895
Loss on deconsolidation of subsidiaries	-	14,874
Change in operating assets and liabilities
Notes receivable	(605,308)	(350,972)
Accounts receivables	(2,646,287)	(369,801)
Accounts receivable - related party, net	-	4,689,827
Other receivables	178,142	(84,328)
Other receivable - related party	40,806	(2,276)
Inventories	494,049	3,518,030
Prepayments	(957,034)	(13,815,386)
Deferred revenue	-	216,205
Accounts payable	1,025,458	21,172
Other payables and accrued liabilities	(1,694,462)	266,709
Customer deposits	725,575	(326,646)
Lease liabilities	76,994	-
Taxes payable	640,576	2,832,941
Net cash used in operating activities	(1,586,869)	(1,915,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash (disposed from deconsolidation) received from acquisition of TJComex International Group Corp.	-	(9,839)
Cash received from JM Global Holding Company through reverse capitalization	-	7,989,402
Cash payment for acquisition of Wuhan HOST Coating Materials Co. Ltd., net	-	(6,231,282)
Purchase of equipment	(16,596)	(3,570)
Net cash (used in) provided by investing activities	(16,596)	1,744,711

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,984,000	133,335
Proceeds from third party loan	-	2,300,732
Repayments of short-term loans - bank	(510,070)	(2,300,732)
Proceeds from third party loan	-	20,045
(Repayments of) proceeds from other payable - related parties	-	523,024
Net cash provided by financing activities	2,473,930	676,404

EFFECT OF EXCHANGE RATE ON CASH	(175,730)	(77,982)

INCREASE IN CASH	694,735	427,361

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	726,737	461,883

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,421,472	$889,244

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$40,979	$122,735
Cash paid for interest	$21,719	$124,479

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for warrants conversion	$11	$-
Issuance of common stock for debts settlement	$552,108	$-
Reverse capitalization with JM Global Holding Company	$-	$7,454,249
Issuance of common stock for the acquisition of Wuhan HOST Coating Materials Co. Ltd.	$-	$4,700,000
Initial recognition of right-of-use assets and lease liabilities	$308,725	$-

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

Translation adjustments included in accumulated other comprehensive loss amounted to $1,705,416 and $720,693 as of September 30, 2019 and December 31, 2018, respectively. The balance sheet amounts, with the exception of shareholders’ equity at September 30, 2019 and December 31, 2018 were translated at 7.14 RMB and 6.88 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the nine months ended September 30, 2019 and 2018 were 6.86 RMB and 6.81 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accounts receivable, net

Accounts receivable include trade accounts due from customers. An allowance for doubtful accounts may be established and recorded based on management’s assessment of potential losses based on the credit history and relationships with the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of September 30, 2019 and December 31, 2018, $818,089 and $732,846 were recorded for allowance for doubtful accounts, respectively.

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the first-in-first-out method in Shengrong WFOE and weighted average method in Wuhan HOST and Rong Hai. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory when the carrying value exceeds net realizable value. As of September 30, 2019 and December 31, 2018, no obsolescence and cost in excess of net realizable value were recorded for allowance.

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

Right-of-use assets and lease liabilities

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The impact of the adoption on January 1, 2019 increased the right-of-use assets and lease liabilities by approximately $ 308,725.

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

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of income. Impairment losses on goodwill are not reversed. As of September 30, 2019 and December 31, 2018, no impairment of goodwill was recognized.

Impairment for long-lived assets

Long-lived assets, including plant, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2019 and December 31, 2018, no impairment of long-lived assets was recognized.

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

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as warranty retainage during the retainage period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty retainage claims historically. Due to the infrequent and insignificant amount of warranty retainage claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty retainage are recognized over the retainage period over 12 months. For the nine months ended September 30, 2019, less than 5% of our retainage revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying statements of income and comprehensive income.

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues – Equipment and systems	$668,714	$506,988	$3,640,256	$15,393,627
Revenues – Trading and others	(7,611)	1,022,817	631,686	1,852,812
Revenues –Coating and fuel materials	6,075,560	1,544,466	22,524,732	2,653,187
Total revenues	$6,736,663	$3,074,271	$26,796,674	$19,899,626

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

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the selling, general and administrative expenses and totaled $ 351,794 and $ 156,259 for the nine months ended September 30, 2019 and 2018, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the nine months ended September 30, 2019 and 2018. As of September 30, 2019, the Company’s PRC tax returns filed for 2015, 2016 and 2017 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the nine months ended September 30, 2019 and 2018, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the nine months ended September 30, 2019 and 2018.

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	September 30,	December 31,
	2019	2018

Current assets	$6,517,552	$6,321,261
Property, plants and equipment	19,587	27,693
Other noncurrent assets	248,583	118,020
Goodwill	7,126,217	7,392,991
Total assets	13,911,939	13,859,965

Current liabilities	4,464,338	4,188,340
Non-current liabilities	88,229	-
Total liabilities	4,552,567	4,188,340
Net assets	$9,359,372	$9,671,625

	September 30,	December 31,
	2019	2018

Short-term loan	$-	$508,832
Accounts payable	230,685	821,289
Other payables and accrued liabilities	661,645	559,984
Other payables – related party	3,572,518	2,285,701
Tax payables	(31,023)	12,534
Lease liabilities	30,513	-
Total current liabilities	4,464,338	4,188,340
Lease liabilities - noncurrent	88,229	-
Total liabilities	$4,552,567	$4,188,340

The summarized operating results of the VIE’s are as follows:

For the nine months ended September 30,
2019

Operating revenues	$16,699,178
Gross profit	418,694
Income from operations	46,135
Net income	$38,211

Note 5 – Accounts receivable, net

Accounts receivable consist of the following:

	September 30, 2019	December 31, 2018

Accounts receivable	$7,402,699	$4,924,092
Less: Allowance for doubtful accounts	(818,089)	(732,846)
Total accounts receivable, net	$6,584,610	$4,191,246

Movement of allowance for doubtful accounts is as follows:

	September 30, 2019	December 31, 2018

Beginning balance	$732,846	$6,674,834
Beginning balance from Wuhan HOST	260,764	218,152
Beginning balance from Rong Hai	472,082	469,000
Depositing ending balance of Hubei Shengrong	-	(5,203,666)
Addition	116,151	411,261
Recovery		(1,020,125)
Exchange rate effect	(30,908)	(816,610)
Ending balance	$818,089	$732,846

Note 6 – Inventories

Inventories consist of the following:

	September 30, 2019	December 31, 2018

Raw materials	$306,992	$1,965,175
Work in progress	1,072	258
Finished Goods	1,111,383	-
Total inventories	$1,419,447	$1,965,433

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2019	December 31, 2018

Building	$5,423,055	$5,626,071
Production equipment	936,348	954,845
Office equipment and furniture	56,970	59,102
Automobile	201,513	209,057
Subtotal	6,617,887	6,849,075
Less: accumulated depreciation and amortization	(1,332,225)	(1,087,743)
Total	$5,285,662	$5,761,332

Depreciation expense for the nine months ended September 30, 2019 and 2018 amounted to $ 288,928 and $259,390, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	September 30, 2019	December 31, 2018

Land use rights	$1,427,685	$1,481,130
Patents	3,486,463	3,616,981
Software	9,855	10,224
Less: accumulated amortization	(2,368,098)	(2,318,240)
Net intangible assets	$2,555,905	$2,790,095

Amortization expense for the nine months ended September 30, 2019 and 2018 amounted to $ 137,330 and $220,335, respectively.

The Company has one patent that expires in 2019.  In the event that the Company is unable to renew the patent, its’ future results of operations may be materially adversely affected.

The estimated amortization is as follows:

Twelve months ending September 30,	Estimated amortization expense

2020	$169,494
2021	166,726
2022	166,558
2023	166,558
2024	166,172
Thereafter	1,720,397
Total	$2,555,905

Note 9 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Wuhan HOST	Rong Hai	Total
Balance as of December 31, 2018	$6,946,059	$7,392,991	$14,339,050
Foreign currency translation adjustment	(250,646)	(266,774)	(517,420)
Balance as of September 30, 2019	$6,695,413	$7,126,217	$13,821,630

Note 10 – Related party balances and transactions

Related party balances

a.	Other receivable – related party:

Name of related party	Relationship	September 30, 2019	December 31, 2018

Xiaonian Zhang	Shareholder of the Company	$-	$40,707

The Company advanced funds to the related party for daily operating purposes.

b.	Other payables – related parties:

Name of related party	Relationship	September 30, 2019	December 31, 2018

Jiazhen Li	CEO, Former Co-Chairman	$40,668	$11,232
Chuanliu Ni	Co-Chairman	325,907	325,907
Xiaoyan Shen	CFO	-	-
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500
Chunyong Zheng	Spouse of shareholder of the Company	2,451,864	2,543,651
Long Liao	Shareholder of the Company	70,067	72,690
Wuhan Modern	Under common control of shareholder of the Company	476,689	712,605
Qihai Wang	Shareholder of the Company	499,259	1,941,957
Jirong Huang	Spouse of shareholder of the Company	7,960	77,197
Yongzheng Wang	Son of shareholder of the Company	22,949	23,808
Nantong Ronghai Logistics Co., Ltd.	Under common control of shareholder of the Company	233,979	242,739
Total		$4,269,842	$6,092,286

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 11 – Debt

Short term loan

Short term loan due to bank is as follows:

Short term loans	Maturities	Weighted average interest rate	Collateral/Guarantee	September 30, 2019	December 31, 2018
Loan from Bank of Jiangsu	September 25, 2019	6.31%	Guaranteed by Qihai Wang’s personal property	$-	508,832

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

Interest expense for the three months ended September 30, 2019 and 2018 amounted to $ 4,113 and $ 40,594, respectively, and for the nine months ended September 30, 2019 and 2018 amounted to $ 21,719 and $ 135,328, respectively.

Note 12 – Taxes

Income tax

United States

TMSR was organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018. TMSR’s U.S. net operating loss for the six months ended September 30, 2019 amounted to approximately $756,000. As of September 30, 2019, TMSR’s net operating loss carry forward for United States income taxes was approximately $805,000. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there are no impact of GILTI for the nine months ended September 30, 2019 and 2018, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

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

Significant components of the provision for income taxes are as follows:

	For the three months ended September 30, 2019	For the three months ended September 30, 2018

Current	$104,959	$129,030
Deferred	(46,422)	(71,676)
Total provision for income taxes	$58,537	$57,354

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018

Current	$360,260	$382,389
Deferred	(54,651)	356,895
Total provision for income taxes	$305,609	$739,284

Under the Income Tax Laws of the PRC, companies are subject to income tax at a rate of 25%. However, Wuhan Host obtained the “high-tech enterprise” tax status in 2016, which reduced its statutory income tax rate to 15% from 2016 to 2019. Tax savings resulted from the reduced statutory income tax rate amounted to $2,102 and $103,481 for the three months ended September 30, 2019 and 2018, respectively, and amounted to $20,924 and $269,284 for the nine months ended September 30, 2019 and 2018, respectively.  Tax savings resulted from the reduced statutory income tax rate that increased the Company’s earnings per share by $0.00 and $0.00 for the three months ended September 30, 2019 and 2018, respectively, and increased the Company’s earnings per share by $0.00 and $0.01 for the nine months ended September 30, 2019 and 2018, respectively.

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	September 30, 2019	December 31, 2018

Net operating losses carried forward – U.S.	$169,097	$10,396
Net operating losses carried forward – PRC	-	-
Bad debt allowance	250,986	205,863
Valuation allowance	(169,097)	(10,396)
Deferred tax assets, net	$250,986	$205,863

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

Taxes payable consisted of the following:

	September 30, 2019	December 31, 2018

VAT taxes payable	$287,815	$24,436
Income taxes payable	292,411	13,114
Other taxes payable	155	18,199
Total	$580,381	$55,749

Note 13 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the package of practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. The impact of the adoption on January 1, 2019 increased the right-of-uses and lease liabilities by approximately $298,000.

The Company had an office lease agreement with a 5-year lease term starting in December 2016 until December 2021 and another office lease agreement with a 5-year lease term starting in January 2018 until January 2023. Upon adoption of ASU 2016-02, the Company recognized lease labilities of approximately $298,000, with corresponding Right-of-use (“ROU”) assets of the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.75%, which is determined using an incremental borrowing rate.

The weighted average remaining lease term of its existing leases is 3.22 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended September 30, 2019 and 2018, rent expenses amounted to $ 25,665 and $ 18,004, respectively.

For the nine months ended September30, 2019 and 2018, rent expenses amounted to $ 76,994 and $ 70,148, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended September 30,	Operating lease amount
2020	$123,392
2021	98,714
2022	76,347
2023	23,711
Total lease payments	322,164
Less: interest	(13,439)
Present value of lease liabilities	$308,725

Note 14 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of September 30, 2019 and December 31, 2018, no cash were deposited with various financial institutions located in the U.S. As of September 30, 2019 and December 31, 2018, $1,413,856 and $680,709 and were deposited with various financial institutions located in the PRC, respectively. As of September 30, 2019 and December 31, 2018, $ 352 and $7,823 were deposited with one financial institution located in Hong Kong, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended September 30, 2019, two customers accounted for 31.1% and 24.0% of the Company’s revenues. For the three months ended September 30, 2018, three customers accounted for 20.6%, 18.8% and 10.6% of the Company’s revenues.

For the nine months ended September 30, 2019, four customers accounted for 17.6%, 17.3%, 13.2% and 10.5% of the Company’s revenues. For the nine months ended September 30, 2018, two customers accounted for 40.2% and 25.1% of the Company’s revenues.

As of September 30, 2019, one customer accounted for 49.9% of the Company’s accounts receivable; and four customer accounted for 19.0%, 16.5%, 15.6% and 14.2% of the Company’s Customer Advances. As of December 31, 2018, two customers accounted for 41.1% and 13.4% of the Company’s accounts receivable.

For the three months ended September 30, 2019, three suppliers accounted for 19.1%, 16.9% and 16.5% of the Company’s total purchases. For the three months ended September 30, 2018, one supplier accounted for 70.1% of the Company’s total purchases.

For the nine months ended September 30, 2019, three suppliers accounted for 22.4%, 11.5% and 10.7% of the Company’s total purchases. For the nine months ended September 30, 2018, one supplier accounted for 67.9% of the Company’s total purchases.

As of September 30, 2019, two suppliers accounted for 35.1% and 29.3% of the Company’s prepayments; and one suppliers accounted for 13.9% of the Company’s total accounts payable. As of December 31, 2018, three suppliers accounted for 44.2%, 15.5% and 13.9% of the Company’s total prepayments; and four suppliers accounted for 27.4%, 26.5%, 12.5% and 11.9% of the Company’s total accounts payable.

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

As of September 30, 2019 and December 31, 2018, Shengrong WFOE, Wuhan HOST, and Rong Hai, collectively attributed $0 of retained earnings for their statutory reserves as they have accumulated losses.

As a result of the foregoing restrictions, Shengrong WFOE, Wuhan Host and Rong Hai are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Shengrong WFOE, Wuhan Host and Rong Hai from transferring funds to China Sunlong in the form of dividends, loans and advances. As of September 30, 2019 and December 31, 2018, amounts restricted are the net assets of Shengrong WFOE, Wuhan Host and Rong Hai which amounted to $ 3,302,254 and $2,347,967, respectively.

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

The summary of warrant activity is as follows:

		Exercisable Into	Weighted	Average Remaining
	Warrants	Number of	Average	Contractual
	Outstanding	Shares	Exercise Price	Life
December 31, 2018	10,500,000	5,250,000	$5.75	4.41
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	(1,420,652)	(710,326)	$-	-
September 30, 2019	9,079,348	4,539,674	$5.75	3.40

The summary of option activity is as follows:

Average
		Weighted	Remaining
	Options	Average	Contractual
	Outstanding	Exercise Price	Life
December 31, 2018	824,000	$5.00	4.41
Granted/Acquired	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
September 30, 2019	824,000	$5.00	3.40

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

2.	Wuhan HOST: research, development, production and sale of coating materials; and

3.	Rong Hai: Coal wholesales and sale of coke, steels, construction materials, mechanical equipment and steel scrap.

4.	TJComex Tianjin: General merchandise trading business and related consulting services (disposed in April 2018).

The following represents results of divisional operations:

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Hubei Shengrong and Shengrong WFOE	$668,714	$1,529,805	$3,640,256	$17,245,786
Wuhan HOST	2,293,321	1,544,466	6,457,240	2,653,187
Rong Hai	3,774,628	-	16,699,178	-
TJComex Tianjin	-	-	-	653
Consolidated revenues	$6,736,663	$3,074,271	$26,796,674	$19,899,626

Gross profit:
Hubei Shengrong and Shengrong WFOE	$505,269	944,627	$2,267,973	3,005,742
Wuhan HOST	382,933	374,757	853,957	814,411
Rong Hai	95,522	-	418,694	-
TJComex Tianjin	-	-	-	653
Consolidated gross profit	$983,724	$1,319,384	$3,540,624	$3,820,806

Income (loss) from operations:
Hubei Shengrong and Shengrong WFOE	$413,748	$131,744	$1,750,834	$3,485,607.00
Wuhan HOST	(17,941)	134,728	3,539	411,855.15
Rong Hai	(97,937)	-	46,135	-
TJComex Tianjin	-	-	-	(38,340)
TMSR, China Sunlong, Shengrong BVI and Shengrong HK	(104,877)	32,383	(731,883)	(109,830.00)
Consolidated (loss) income from operations	$192,993	$298,855	$1,068,625	$3,749,293

Net income (loss):
Hubei Shengrong and Shengrong WFOE	$308,721	$105,811	$1,445,109	$2,806,027.00
Wuhan HOST	(5,766)	103,307	11,579	352,151.15
Rong Hai	(63,622)	-	38,211	-
TJComex Tianjin	-	-	-	(38,340)
TMSR, China Sunlong, Shengrong BVI and Shengrong HK	(104,877)	32,383	(731,883)	(109,830.00)
Consolidated net (loss) income	$134,456	$241,501	$763,016	$3,010,009

Depreciation and amortization:
Hubei Shengrong and Shengrong WFOE	$19,542	$112,931	$104,797	$294,497
Wuhan HOST	98,383	22,978	314,069	68,933
Rong Hai	1,681	-	7,392	-
TJComex Tianjin	-	58,148	-	116,296
Consolidated depreciation and amortization	$119,606	$194,056	$426,258	$479,725

Interest expense:
Hubei Shengrong and Shengrong WFOE	$-	$47,829	$-	$135,328
Rong Hai	4,113	-	21,719	-
Consolidated interest expense	$4,113	$47,829	$21,719	$135,328

Capital expenditures:
Wuhan HOST	$(200)	$3,242	$16,596	$3,570
Consolidated capital expenditures	$(200)	$3,242	$16,596	$3,570

The following represents assets by division as of:

Total assets as of	September 30, 2019	December 31, 2018
Hubei Shengrong and Shengrong WFOE	$5,013,107	$2,301,663
Wuhan HOST	17,384,234	16,612,376
Rong Hai	13,080,109	13,859,965
TJComex Tianjin	-	-
TMSR, China Sunlong, Shengrong BVI and Shengrong HK	71,520	78,973
Total Assets	$35,548,969	$32,852,977

Note 18 – Subsequent events

The Company has analyzed its operations subsequent to September 30, 2019 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

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

Results of Operations

Three Months Ended September 30, 2019 vs. September 30, 2018

				Percentage
	2019	2018	Change	Change
Revenues – Equipment and systems	$668,714	$506,988	$161,726	31.9%
Revenues – Coating and fuel materials	6,075,560	1,544,466	4,531,094	293.4%
Revenues – Trading and others	(7,611)	1,022,817	(1,030,428)	(100.7)%
Total revenues	6,736,663	3,074,271	3,662,392	119.1%
Cost of Revenues – Equipment and systems	163,445	176,570	(13,125)	(7.4)%
Cost of Revenues – Coating and fuel materials	5,593,258	1,169,709	4,423,549	378.2%
Cost of Revenues – Trading and others	(3,764)	702,676	(706,440)	(100.5)%
Total cost of revenues	5,752,939	2,048,955	3,703,984	180.8%
Gross profit	983,724	1,025,316	(41,592)	(4.1)%
Operating expenses (income)	786,894	708,690	78,204	11.0%
(Loss) Income from operations	196,830	316,626	(119,796)	(37.8)%
Other expense, net	(3,837)	(17,771)	13,934	(78.4)%
Provision for income taxes	58,537	57,354	1,183	2.1%
Net income	$134,456	$241,501	$(107,045)	(44.3)%

Revenues

The Company’s revenue consists of solid waste recycling systems and equipment revenue, coating and fuel materials revenue, and trading and others revenue. Total revenues increased by approximately $3.6 million, or approximately 119.1%, to approximately $6.7 million for the three months ended September 30, 2019, compared to approximately $3.1 million for the three months ended September 30, 2018. The overall increase in total revenue was attributable to the increased sales of coating materials after the acquisition of Wuhan HOST and increased sales of fuel materials after the acquisition of Rong Hai and offset by the decreased sales of solid waste recycling systems and equipment and trading industrial waste materials.

Equipment and Systems Revenue

Revenue of solid waste recycling systems and equipment increased by approximately $0.2 million, or 31.9%, to $0.7 million for the three months ended September 30, 2019, compared to approximately $0.5 million for the three months ended September 30, 2018. The increase in revenues was due to the increase of unit price impact. As we restructured Shengrong WFOE, we were in the process of searching for the suitable vendors to produce our products in 2019 and to continue on our solid waste recycling equipment and systems business. Once the suitable vendors are located, we expect our revenues will be on a rise again.

Our revenues from solid waste recycling systems and equipment on numbers of units sold and built and its average selling price are summarized as follows:

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	Change	Change (%)

Solid waste recycling equipment sold	1	1	0	0
Average selling price	$580,358	$506,988	$73,370	14.5

During the three months ended September 30, 2019, we sold 1 units of solid waste recycling equipment with an average selling price of $580,358 per unit as compared to 1 units sold with an average selling price of $506,988 during the three months ended September 30, 2018. The increase in units sold of 0 units or 0% during the three months ended September 30, 2019 as compared to the same period in 2018 were mainly due to that Shengrong WFOE were in the process of searching for the suitable vendors to produce our products in 2019 and to continue on our solid waste recycling equipment and systems business after the restructuring of Hubei Shengrong.

Coating and Fuel Revenue

During the three months ended September 30, 2019, we sold 846,908 kilograms of coating materials with an average selling price of approximately $2.7 per kilogram and sold 53,256 tons of coal with an average selling price of approximately $70.88 per ton. During the three months ended September 30, 2018, we sold 567,009 kilograms of coating materials with an average selling price of approximately $2.72 per kilogram. We had not yet acquired Rong Hai by September 30, 2018, so no coal business operations during the third quarter in 2018.

Trading and Others Revenue

Revenues of trading of industrial waste materials and other general merchandises decreased by approximately $1.0 million or 100.7%, to approximately $(8,000) for the three months ended September 30, 2019, compared to approximately $1.0 million for the three months ended September 30, 2018. The decrease in revenues was attributable to the decreased amount of industrial waste materials traded. Our revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	Change	Change (%)

Acid Hydrolysis Titanium Dioxide	$-	$293,018	(293,018)	(100.0)
Petroleum FCC Catalyst	-	293,018	(293,018)	(100.0)
Ilmenite Tailings	-	187,191	(187,191)	(100.0)
Copper Smelting Tailings	-	249,59	(249,59)	(100.0)
Others revenues	(7,611)	-	(7,611)	(100.0)
Total	$(7,611)	$1,022,817	$(1,030,428)	(100.7)

Our total sold quantity of each kind of industrial waste materials and their average selling price are summarized as follows:

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	-	225	(225)	(100.0)
Average selling price	$-	$1,302	$(1,302)	(100.0)
Petroleum FCC Catalyst (quantity in tons)	-	225	(225)	(100.0)
Average selling price	$-	$1,302	$(1,302)	(100.0)
Ilmenite Tailings (quantity in tons)	-	225	(225)	(100.0)
Average selling price	$-	$832	$(832)	(100.0)
Copper Smelting Tailings (quantity in tons)	-	225	(225)	(100.0)
Average selling price	$-	$1,109	$1,109)	(100.0)

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

During the three months ended September 30, 2019, the decrease of revenues from trading industrial waste materials was due to the fact that we did not generate any revenues from trading industrial waste materials as compared to an aggregate of 900 tons of Ilmenite Tailings and Copper Smelting Tailings during the same period in 2018. Our trading of industrial waste materials are dependent on the progress of our recycling equipment end users and when they are able to sell those industrial waste materials to our suppliers to process the waste. During the three months ended September 30, 2019, we had less resources to trade the aforementioned industrial waste materials as compared to the same period in 2018 as the enterprises who has the resources of the industrial waste materials were closed for production during the year ended December 31, 2018 and during the three months ended September 30, 2019 due to inspection from the environment group of the Chinese government until the enterprises were able to pass the environmental inspection, which reduced the resource for our trading of industrial waste material. In addition, Shengrong WFOE were in the process of searching for the suitable vendors to produce our products in 2019 and to continue on our solid waste recycling equipment and systems business after the restructuring of Hubei Shengrong, which we currently do not have new resource to acquire the industrial waste material. As a result, we did not generate any trading revenue in the third quarter of 2019. Once the suitable vendors are located, we expect our revenues will be on a rise again.

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

Our other revenues decreased by approximately $1.0 million, or 100.7%, to approximately $(8000) for the three months ended September 30, 2019 as compared to $1.0 million for the three months ended September 30, 2018. The decrease was mainly due to  the restructuring of Hubei Shengrong.

Cost of Revenues

The Company’s cost of revenues consists of cost of solid waste recycling systems and equipment revenue, cost of coating and fuel materials revenue, and cost of trading and others revenue. Total cost of revenues increased by approximately $3.7 million, or approximately 180.8% to approximately $5.8 million for the three months ended September 30, 2019, compared to approximately $2.0 million for the same period in 2018. Our total cost of revenues increased was because coating and fuel materials generally have a lower profit margin than solid waste recycling equipment and systems.

Cost of Equipment and Systems Revenue

Cost of solid waste recycling systems and equipment revenue decreased by approximately $13,000, or 7.4% to $0.2 million for the three months ended September 30, 2019, compared to approximately $0.2 million for the same period in 2018. The decrease in cost of solid waste recycling systems and equipment revenue was in line with the decreased sales volume of solid waste recycling equipment and systems.

Cost of Coating and Fuel Materials Revenue

During the three months ended September 30, 2019, we sold 846,908 kilograms of coating materials with an average unit cost of approximately $2.3 per kilogram and sold 53,256 tons of coal with an average unit cost of approximately $69.2 per ton. During the three months ended September 30, 2018, we sold 567,009 kilograms of coating materials with an average unit cost of approximately $1.2 per kilogram ..We had not yet acquired Rong Hai by September 30, 2018, as a result, no coal business operations during the third quarter in 2018.

Cost of Trading and Others Revenue

Cost of trading of industrial waste materials and others revenue decreased by approximately $0.7 million or 199%, to approximately $(4,000) for the three months ended September 30, 2019, compared to $0.7 million for the same period in 2018. The decrease was in line with the decrease in revenues of trading of industrial waste materials and other general merchandises. Our cost of revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	Change	Change (%)
Industrial waste materials trading
Acid Hydrolysis Titanium Dioxidec	$-	$195,345	$(195,345)	(100.0)
Petroleum FCC Catalyst	-	195,345	(195,345)	(100.0)
Ilmenite Tailings	-	124,794	(124,794)	(100.0)
Copper Smelting Tailings	-	187,192	(187,192)	(100.0)
Others cost of revenues	(3,764)	-	(3,764)	(100.0)
Total	$(3,764)	$702,676	$(706,440)	(199)

Our total sold quantity of each kind of industrial waste materials and their average purchasing price are summarized as follows:

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	-	225	(225)	(100.0)
Average unit cost	$-	$868	$(868)	(100.0)
Petroleum FCC Catalyst (quantity in tons)	-	225	(225)	(100.0)
Average unit cost	$-	$868	$(868)	(100.0)
Ilmenite Tailings (quantity in tons)	-	225	(225)	(100.0)
Average unit cost	$-	$555	$(555)	(100.0)
Copper Smelting Tailings (quantity in tons)	-	225	(225)	(100.0)
Average unit cost	$-	$832	$(832)	(100.0)

Gross Profit

The Company’s gross profit decreased by approximately $42,000, or 4.1%, to approximately $1.0 million during the three months ended September 30, 2019, from approximately $1.0 million for the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, the Company’s gross margin was approximately 14.6% and 33.4%, respectively. The decrease in gross margin was primarily due to the increase of sales volume of coating and fuel materials as they have a smaller gross margin than solid waste recycling equipment and systems, which in turn, decreased our gross margin percentage from 33.4% for the three months ended September 30, 2018 to 14.6% for the three months ended September 30, 2019.

Operating Expenses (Income)

The Company’s operating expenses (income) include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG&A expenses increased by approximately $0.6 million, by approximately 259.6%, from approximately $0.2 million for the three months ended September 30, 2018 to approximately $0.8 million for the three months ended September 30, 2019. The increase was attributable to the restructuring of Hubei Shengrong and acquisition of Rong Hai.

We provided a recovery of doubtful accounts of approximately $38,000 during the three months ended September 30, 2019. At the beginning of 2017, we were trying to expand our trading of industrial waste materials business and gaining market shares by granting a 30 days credit term of the revenue to our customers. We did not collect our accounts receivable per credit term as expected. As a result, we started to assess the potential losses and provide provision of allowances on the accounts receivable during the three months ended September 30, 2019.

Income (loss) from Operations

As a result of the foregoing, income from operations for the three months ended September 30, 2019 was approximately $0.2 million, a decrease of approximately $0.12 million, or approximately 37.8%, from approximately $0.32 million income from operations for the three months ended September 30, 2018. As a percentage of total revenues, income from operations changed to approximately 2.9% during the three months ended September 30, 2019 from approximately 10.3% income from operations during the same period in 2018. The decrease was mostly driven by the increase of revenues from the lower profit margin products, coating and fuel materials and the decrease of revenues from the higher profit margin products, solid waste recycling equipment and systems as discussed above.

Other Expense

The Company’s other expense consists of interest income, interest expense and other income expense, net. The Company’s other expense was approximately $3,000 during the three months ended September 30, 2019, an decrease of approximately $14,000, or approximately 78.4%, as compared to other income of approximately $17,000 during the same period in 2018. The decrease of other income was mainly attributable to the decrease of interest expense of approximately $37,000 during the three months ended September 30, 2019 after the restructuring of Shengrong WFOE where our bank loans were held.

Provision for Income Taxes

The Company’s provision for income tax was approximately $0.06 million during the three months ended September 30, 2019, compared to approximately $0.06 million for the same period in 2018. The increase is mainly due to increased nondeductible expense. As a result the effective tax rate increased from 19.2% for the three months ended September 30, 2018 to 30.3% for the three months ended September 30, 2019.

Net Income (Loss)

As a result of the foregoing, net income decreased by approximately $0.1 million, or 44.3%, to approximately $0.1 million net income for the three months ended September 30, 2019, from approximately $0.2 million net income for the same period in 2018.

Nine Months Ended September 30, 2019 vs. September 30, 2018

				Percentage
	2019	2018	Change	Change
Revenues – Equipment and systems	$3,640,256	$15,393,627	$(11,753,371)	(76.4)%
Revenues – Coating and fuel materials	22,524,732	2,653,187	19,871,545	749.0%
Revenues – Trading and others	631,686	1,852,812	(1,221,126)	(65.9)%
Total revenues	26,796,674	19,899,626	6,897,048	34.7%
Cost of Revenues – Equipment and systems	1,372,283	12,944,978	(11,572,695)	(89.4)%
Cost of Revenues – Coating and fuel materials	21,571,468	1,838,776	19,732,692	1073.1%
Cost of Revenues – Trading and others	312,299	1,295,066	(982,767)	(75.9)%
Total cost of revenues	23,256,050	16,078,820	7,177,230	44.6%
Gross profit	3,540,624	3,820,806	(280,182)	(7.3)%
Operating expenses (income)	2,487,700	(19,854)	2,507,554	12630.0%
(Loss) Income from operations	1,052,924	3,840,660	(2,787,736)	(72.6)%
Other income (expense), net	15,701	(91,367)	107,068	117.2%
Provision for income taxes	305,609	739,284	(433,675)	(58.7)%
Net income	$763,016	$3,010,009	$(2,246,993)	(74.7)%

Revenues

The Company’s revenue consists of solid waste recycling systems and equipment revenue, coating and fuel materials revenue, and trading and others revenue. Total revenues increased by approximately $6.9 million, or approximately 34.7%, to approximately $26.8 million for the nine months ended September 30, 2019, compared to approximately $19.9 million for the nine months ended September 30, 2018. The overall increase in total revenue was attributable to the increased sales of coating materials after the acquisition of Wuhan HOST and increased sales of fuel materials after the acquisition of Rong Hai and offset by the decreased sales of solid waste recycling systems and equipment and trading industrial waste materials.

Equipment and Systems Revenue

Revenue of solid waste recycling systems and equipment decreased by approximately $11.8 million, or 76.4%, to $3.6 million for the nine months ended September 30, 2019, compared to approximately $15.4 million for the nine months ended September 30, 2018. The decrease in revenues was due to the decrease of solid waste recycling equipment and systems orders. As we restructured Hubei Shengrong, we were in the process of searching for the suitable vendors to produce our products in 2019 and to continue on our solid waste recycling equipment and systems business. As a result, Shengrong WFOE did not generate any new waste recycling system infrastructure revenue in the first three quarters of 2019. Our revenues from solid waste recycling systems and equipment on numbers of units sold and built and its average selling price are summarized as follows:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018	Change	Change (%)

Solid waste recycling equipment sold	6	7	(1)	(14.3)%
Average selling price	$580,358	$525,035	$55,323	10.5%
Solid waste recycling system infrastructure sold	-	3	(3)	(100.0)%
Average selling price	$-	$3,906,128	$(3,906,128)	(100.0)%

During the nine months ended September 30, 2019, we sold 6 units of solid waste recycling equipment with an average selling price of $580,358 per unit as compared to 7 units sold with an average selling price of $525,035 during the nine months ended September 30, 2018. The decrease in units sold of 1 units or 14.3% during the nine months ended September 30, 2019 as compared to the same period in 2018 were mainly due to that Shengrong WFOE were in the process of searching for the suitable vendors to produce our products in 2019 and to continue on our solid waste recycling equipment and systems business after the restructuring of Hubei Shengrong.

During the nine months ended September 30, 2019, we did not sell any solid waste recycling system infrastructure as compared to 3 units sold with an average selling price of $3,906,128 during the nine months ended September 30, 2018. The decrease in units sold of 3 units or 100.0% during the nine months ended September 30, 2019 as compared to the same period in 2018 were mainly due to that Shengrong WFOE were in the process of searching for the suitable vendors to produce our products in 2019 and to continue on our solid waste recycling equipment and systems business after the restructuring of Hubei Shengrong.

Coating and Fuel Revenue

During the nine months ended September 30, 2019, we sold 2,522,176 kilograms of coating materials with an average selling price of approximately $ 2.6 per kilogram and sold 203,990 tons of coal with an average selling price of approximately $78.77 per ton. During the nine months ended September 30, 2018, we sold 1,057,544 kilograms of coating materials with an average selling price of approximately $2.51 per kilogram. We had not yet acquired Rong Hai by September 30, 2018, so no coal business operations during the third quarter in 2018.

Trading and Others Revenue

Revenues of trading of industrial waste materials and other general merchandises decreased by approximately $1.2 million or 65.9%, to approximately $632,000 for the nine months ended September 30, 2019, compared to approximately $1.9 million for the nine months ended September 30, 2018. The decrease in revenues was attributable to the decreased amount of industrial waste materials traded during the nine months ended September 30, 2019 as compared to the same period in 2018. Our revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018	Change	Change (%)
Acid Hydrolysis Titanium Dioxide	$-	$293,018	(293,018)	(c100.0)
Petroleum FCC Catalyst	-	293,018	(293,018)	(100.0)
Ilmenite Tailings	-	542,625	(542,625)	(100.0)
Copper Smelting Tailings	-	723,500	(723,500)	(100.0)
Others revenues	631,686	651	631,035	(96933.2)
Total	$631,686	$1,852,812	(1,221,126)	(65.9)

Our total sold quantity of each kind of industrial waste materials and their average selling price are summarized as follows:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018	Change	Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	-	225	(225)	(100)
Average selling price	$-	$1,302	$(1,302)	(100)
Petroleum FCC Catalyst (quantity in tons)	-	225	(225)	(100)
Average selling price	$-	$1,302	$(1,302)	(100)
Ilmenite Tailings (quantity in tons)	-	625	(625)	(100)
Average selling price	$-	$868	$(868)	(100)
Copper Smelting Tailings (quantity in tons)	-	625	(625)	(100)
Average selling price	$-	$1,158	$(1,158)	(100)

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

During the nine months ended September 30, 2019, the decrease of revenues from trading industrial waste materials was due to the fact that we did not generate any revenues from trading industrial waste materials as compared to an aggregate of 1,700 tons of Ilmenite Tailings and Copper Smelting Tailings during the same period in 2018. Our trading of industrial waste materials are dependent on the progress of our recycling equipment end users and when they are able to sell those industrial waste materials to our suppliers to process the waste. During the nine months ended September 30, 2019, we had less resources to trade the aforementioned industrial waste materials as compared to the same period in 2018 as the enterprises who has the resources of the industrial waste materials were closed for production during the year ended December 31, 2018 and during the nine months ended September 30, 2019 due to inspection from the environment group of the Chinese government until the enterprises were able to pass the environmental inspection, which reduced the resource for our trading of industrial waste material. In addition, Shengrong WFOE were in the process of searching for the suitable vendors to produce our products in 2019 and to continue on our solid waste recycling equipment and systems business after the restructuring of Hubei Shengrong, which we currently do not have new resource to acquire the industrial waste material. As a result, we did not generate any trading revenue in the second quarter of 2019. Once the suitable vendors are located, we expect our revenues will be on a rise again.

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

Our other revenues increased by approximately $ 631,035, or 96933.2%, to approximately $ 631,686 for the nine months ended September 30, 2019 as compared to $651 for the nine months ended September 30, 2018. The increase was mainly due to the fact that we included nine month harbor cargo handling revenue after the acquisition of Rong Hai and the revenue is more than TJComex’s other revenue made during the nine months ended September 30, 2018.

Cost of Revenues

The Company’s cost of revenues consists of cost of solid waste recycling systems and equipment revenue, cost of coating and fuel materials revenue, and cost of trading and others revenue. Total cost of revenues increased by approximately $7.2 million, or approximately 44.6% to approximately $23.3 million for the nine months ended September 30, 2019, compared to approximately $16.1 million for the same period in 2018. Our total cost of revenues increased was because coating and fuel materials generally have a lower profit margin than solid waste recycling equipment and systems.

Cost of Equipment and Systems Revenue

Cost of solid waste recycling systems and equipment revenue decreased by approximately $11.6 million, or 89.4% to $1.4 million for the nine months ended September 30, 2019, compared to approximately $12.9 million for the same period in 2018. The decrease in cost of solid waste recycling systems and equipment revenue was in line with the decreased sales volume of solid waste recycling equipment and systems.

Cost of Coating and Fuel Materials Revenue

During the nine months ended September 30, 2019, we sold 2,522,176 kilograms of coating materials with an average unit cost of approximately $2.2 per kilogram and sold 203,990 tons of coal with an average unit cost of approximately $78.3 per ton. During the nine months ended September 30, 2018, we sold 1,057,544 kilograms of coating materials with an average unit cost of approximately $ 1.74 per kilogram . We had not yet acquired Rong Hai by September 30, 2018, as a result, no coal business operations during the second quarter in 2018.

Cost of Trading and Others Revenue

Cost of trading of industrial waste materials and others revenue decreased by approximately $1 million or 75.9%, to approximately $0.3 million for the nine months ended September 30, 2019, compared to $1.3 million for the same period in 2018. The decrease was in line with the decrease in revenues of trading of industrial waste materials and other general merchandises. Our cost of revenues from trading of industrial waste materials and others revenues are summarized as follows:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018	Change	Change (%)
Industrial waste materials trading
Acid Hydrolysis Titanium Dioxide	$-	$195,345	$(195,345)	(100.0)
Petroleum FCC Catalyst	-	195,345	(195,345)	(100.0)
Ilmenite Tailings	-	361,750	(361,750)	(100.0)
Copper Smelting Tailings	-	542,626	(542,626)	(100.0)
Others cost of revenues	312,299	-	312,299	100.0
Total	$312,299	$1,295,066	$(982,767)	(75.9)

Our total sold quantity of each kind of industrial waste materials and their average purchasing price are summarized as follows:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018	Change		Change (%)

Acid Hydrolysis Titanium Dioxide (quantity in tons)	-	225		(225)	(100.0)
Average unit cost	$-	$868	$	(c868)	(100.0)
Petroleum FCC Catalyst (quantity in tons)	-	225		(225)	(100.0)
Average unit cost	$-	$868		$(868)	(100.0)
Ilmenite Tailings (quantity in tons)	-	625		(625)	(100.0)
Average unit cost	$-	$579		$(579)	(100.0)
Copper Smelting Tailings (quantity in tons)	-	625		(625)	(100.0)
Average unit cost	$-	$868		$(868)	(100.0)

Gross Profit

The Company’s gross profit decreased by approximately $0.3 million, or 7.3%, to approximately $3.5 million during the nine months ended September 30, 2019, from approximately $3.8 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, the Company’s gross margin was approximately 13.2% and 19.2%, respectively. The decrease in gross margin was primarily due to the increase of sales volume of coating and fuel materials as they have a smaller gross margin than solid waste recycling equipment and systems, which in turn, decreased our gross margin percentage from 19.2% for the nine months ended September 30, 2018 to 13.2% for the nine months ended September 30, 2019. The gross margin of coating and fuel materials was approximately 4.2% for the nine months ended September 30, 2019.

Operating Expenses (Income)

The Company’s operating expenses (income) include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG&A expenses decreased by approximately $0.1 million, by approximately 5.0%, from approximately $2.4 million for the nine months ended September 30, 2018 to approximately $2.2 million for the nine months ended September 30, 2019. The decrease was attributable to the restructuring of Hubei Shengrong.

We provided a provision for doubtful accounts of approximately $0.3 million during the nine months ended September 30, 2019. At the beginning of 2017, we were trying to expand our trading of industrial waste materials business and gaining market shares by granting a 30 days credit term of the revenue to our customers. We did not collect our accounts receivable per credit term as expected. As a result, we started to assess the potential losses and provide provision of allowances on the accounts receivable during the nine months ended September 30, 2019.

Income (loss) from Operations

As a result of the foregoing, income from operations for the nine months ended September 30, 2019 was approximately $1.1 million, a decrease of approximately $2.8 million, or approximately 72.6%, from approximately $3.8 million income from operations for the nine months ended September 30, 2018. As a percentage of total revenues, income from operations changed to approximately 3.9% during the nine months ended September 30, 2019 from approximately 19.3% income from operations during the same period in 2018. The decrease was mostly driven by the increase of revenues from the lower profit margin products, coating and fuel materials and the decrease of revenues from the higher profit margin products, solid waste recycling equipment and systems as discussed above.

Other Income (Expense)

The Company’s other income (expense) consists of interest income, interest expense and other income (expense), net. The Company’s other income was approximately $16,000 during the nine months ended September 30, 2019, an increase of approximately $107,000, or approximately 117.2%, as compared to other expense of approximately $91,000 during the same period in 2018. The increase of other income was mainly attributable to the decrease of interest expense of approximately $113,000 during the nine months ended September 30, 2019 after the restructuring of Shengrong WFOE where our bank loans were held.

Provision for Income Taxes

The Company’s provision for income tax was approximately $0.3 million during the nine months ended September 30, 2019, compared to approximately $0.7million for the same period in 2018. The decrease in provision for income taxes is in line with the decrease in income before income taxes. Under the Income Tax Laws of the PRC, companies are generally subject to income tax at a rate of 25%. However, the Company’s 100% subsidiary, Wuhan Host obtained the same status in 2016, which reduced their statutory income tax rate to 15%. Wuhan Host’s “high-tech enterprise” status can reduce its statutory income rate to 15% from 2016 to 2019. However, we have incurred approximately $0.3 million of non-deductible expenses for income tax purpose, as a result the effective tax rate increased from 19.7% for the six months ended September 30, 2018 to 28.6% for the nine months ended September 30, 2019.

Net Income

As a result of the foregoing, net income decreased by approximately $2.2 million, or 74.7%, to approximately $0.8 million net income for the nine months ended September 30, 2019, from approximately $3.0 million net income for the same period in 2018.

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

Inventories

Inventories are comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or net realizable value using the first-in-first-out method in Shengrong WFOE and weighted average method in Wuhan HOST and Rong Hai. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory when the carrying value exceeds net realizable value.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of September 30, 2019, our net working capital was approximately $0.8 million, over 34% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $5.1 million and is expected to continuing generate cash flow from operations in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2019 and 2018.

	For the Nine Months ended September 30,
	2019	2018

Net cash used in operating activities	$(1,586,869)	$(1,915,772)
Net cash (used in) provided by investing activities	(16,596)	1,744,711
Net cash provided by provided by financing activities	2,473,930	676,404
Effect of exchange rate change on cash	(175,730)	(77,982)
Net change in cash	$694,735	$427,361

As of September 30, 2019 and December 31, 2018, the Company had cash in the amount of $1,421,472 and $726,737, respectively. As of September 30, 2019 and December 31, 2018, $1,413,856 and $680,709 and were deposited with various financial institutions located in the PRC, respectively. As of September 30, 2019 and December 31, 2018, $352 and $7,823 were deposited with one financial institution located in Hong Kong, respectively.

Operating activities

Net cash used in operating activities was approximately $1.6 million for the nine months ended September 30, 2019, as compared to approximately $1.9 million net cash used in operating activities for the nine months ended September 30, 2018.  Net cash used in operating activities was mainly due to approximately $0.4 million of depreciation expense of plant and equipment and amortization expense of intangible assets, the increase of approximately $1.0 million accounts payable, the increase of approximately $0.6 million taxes payable, the decrease of approximately $1.7 million other payables and accrued liabilities, and the increase of approximately $0.7 million of customer deposits. Net cash used in operating activities for the nine months ended September 30, 2019 was mainly offset by approximately $0.8 million of net income from our operations, the increase of approximately $0.6 million of notes receivable as our customers used more notes receivable for payment which we needs to wait approximately 3 to 6 months to deposit the notes, the increase of approximately $2.6 million of accounts receivable as we granted more receivables to customers with good credit history, the decrease of approximately $0.2 million of other receivables, the increase of approximately $1.0 million of prepayments , and the decrease of approximately $0.5 million of inventories.

Investing activities

Net cash used in investing activities was approximately $17,000 for the nine months ended September 30, 2019, as compared to approximately $1.7million net cash provided by investing activities for the nine months ended September 30, 2018. Net cash used in investing activities for the nine months ended September 30, 2019 was due to approximately $17,000 spending on purchase of equipment.

Financing activities

Net cash provided by financing activities was approximately $2.5 million for the nine months ended September 30, 2019, as compared to approximately $0.7 million net cash provided by financing activities for the nine months ended September 30, 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 was due to approximately $2.5 million proceeds from issuance of common stock.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

TMSR HOLDING COMPANY LIMITED

Date: November 14, 2019	By:	/s/ Yimin Jin
	Name:	Yimin Jin
	Title:	Chief Executive Officer and Co-Chairman of the Board
(Principal Executive Officer)