Form 10-K
period 2019-12-31
TMSR HOLDING Co Ltd
filed 2020-04-17
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-37513

TMSR HOLDING COMPANY LIMITED

(Exact name of registrant as specified in its charter)

Nevada	47-3709051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

180 Qingnian West Road, Hongqiao Building West, 4th Floor Nantong, Jiangsu, China	226001
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +86 0513-8912-3630

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Warrants, each to purchase one-half of one share of Common Stock

Title of Class

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $1.49, as reported on the Nasdaq Capital Market, was approximately $15 million.

As of April 17, 2020, there were 28,514,520 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. These statements relate to anticipated future events, future results of operations and or future financial performance. In some cases, you can identify forward-looking statements by their use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “ought to,” “plan,” “possible,” “potentially,” “predicts,” “project,” “should,” “will,” “would,” negatives of such terms or other similar terms. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Annual Report include, without limitation, statements relating to:

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

ii

PART I

Item 1. Business

General

TMSR Holding Company Limited (formerly known as JM Global Holding Company), through its subsidiaries and controlled entities, focuses its business into three segments: (1) research, development and sale of an array of solid waste recycling systems for the mining and industrial sectors (the “solid waste recycling systems business”); (2) coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap (the “coal and coke wholesale business”); and (3) the research and development, production and sale of Zinc-rich coating materials (the “coating materials business”). The solid waste recycling systems business was carried out by Shengrong Environmental Protection Technology (Wuhan) Co. Ltd. (“Shengrong WFOE”), the Company’s indirect subsidiary. The coating materials business was carried out by Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), the Company’s indirect subsidiary. The Company’s coal and coke wholesale business is carried out by Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), the Company’s VIE entity.

In April 2019, TMSR Holdings Limited (“TMSR HK”), our indirect wholly owned subsidiary, was incorporated under the laws of Hong Kong.

In August 2019, Tongrong Technology (Jiangsu) Co., Ltd. (“Tongrong WFOE”), our indirect wholly owned subsidiary, was incorporated under the laws of PRC.

In August 2019, Citi Profit Investment Holding Limited (“Citi Profit”), an exempted company formed under the laws of the British Virgin Islands, became our wholly owned subsidiary.

TMSR HK, Tongrong WFOE and Citi Profit are all holding companies that do not have any substantive business operations.

Acquisition of Wuge

On January 3, 2020, the Company entered into a share purchase agreement with Sichuan Wuge Network Games Co., Ltd. (“Wuge”) and all the shareholders of Wuge (“Wuge Shareholders”). Pursuant to the share purchase agreement, the Company agreed to issue an aggregate of 4,000,000 shares of TMSR’s common stock to the Wuge Shareholders, in exchange for Wuge Shareholders’ agreement to enter into, and their agreement to cause Wuge to enter into, certain VIE agreements (“VIE Agreements”) with Tongrong WFOE the Company’s indirectly owned subsidiary, through which Tongrong WFOE shall have the right to control, manage and operate Wuge in return for a service fee equal to 100% of Wuge’s net income (the “Acquisition”).

Wuge Shareholders are Wei Xu, who became a director of the Company as a result of the Acquisition, Bibo Lin, who was subsequently appointed as a vice president of the Company, Jiangsu Lingkong Network Joint Stock Co., Ltd., which is controlled by Wei Xu, and Anhui Shuziren Network Technology Co., Ltd., which is controlled by Wei Xu.

Wuge is a technology company in development stage. It was incorporated in China in June 2019. Wuge Manor, the game Wuge is developing, is the world’s first game that combines Internet of Things (IoT) and e-commerce that is based on Code Chain platform. Through the game, players will be able to have access to hundreds of vendors and business owners in over 100 cities in China, participate in activities those businesses set up and collect points, which can be redeemed as equipment in the game or coupons usable when making purchase at that business. In addition, Wuge produced electronic tokens that can be stored in the Code Chain system to purchase virtual property based on real estate.

On January 3, 2020, Tongrong WFOE entered into a series of VIE Agreements with Wuge and the Wuge Shareholders. The VIE Agreements are designed to provide Tongrong WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Wuge, including absolute rights to control the management, operations, assets, property and revenue of Wuge. Wuge has all necessary license to carry out its business in China.

Material terms of each of the VIE Agreements are described below:

Technical Consultation and Services Agreement. Pursuant to the technical consultation and services agreement between Wuge and Tongrong WFOE dated January 3, 2020, Tongrong WFOE has the exclusive right to provide consultation services to Wuge relating to Wuge’s business, including but not limited to business consultation services, human resources development, and business development. Tongrong WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Tongrong WFOE has the right to determine the service fees based on Wuge’s actual operation on a quarterly basis. This agreement will be effective as long as Wuge exists. Tongrong WFOE may terminate this agreement at any time by giving a 30 days’ prior written notice to Wuge.

Equity Pledge Agreement. Under the equity pledge agreement among Tongrong WFOE, Wuge and Wuge Shareholders dated January 3, 2020, Wuge Shareholders pledged all of their equity interests in Wuge to Tongrong WFOE to guarantee Wuge’s performance of relevant obligations and indebtedness under the technical consultation and services agreement. In addition, Wuge Shareholders will complete the registration of the equity pledge under the agreement with the competent local authority. If Wuge breaches its obligation under the technical consultation and services agreement, Tongrong WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. This pledge will remain effective until all the guaranteed obligations are performed or the Wuge Shareholders cease to be shareholders of Wuge.

Equity Option Agreement. Under the equity option agreement among Tongrong WFOE, Wuge and Wuge Shareholders dated January 3, 2020, each of Wuge Shareholders irrevocably granted to Tongrong WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Wuge. Also, Tongrong WFOE or its designee has the right to acquire any and all of its assets of Wuge. Without Tongrong WFOE’s prior written consent, Wuge’s shareholders cannot transfer their equity interests in Wuge and Wuge cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option. This pledge will remain effective until all options have been exercised.

Voting Rights Proxy and Financial Support Agreement. Under the voting rights proxy and financial support agreement among Tongrong WFOE, Wuge and Wuge Shareholders dated January 3, 2020, each Wuge Shareholder irrevocably appointed Tongrong WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Wuge, including but not limited to the power to vote on its behalf on all matters of Wuge requiring shareholder approval in accordance with the articles of association of Wuge. The proxy agreement is for a term of 20 years and can be extended by Tongrong WFOE unilaterally by prior written notice to the other parties.

On January 24, 2020, the Company completed the Acquisition and issued 4,000,000 shares of TMSR’s common stock to the Wuge Shareholders. The Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Upon the closing of the Acquisition, the VIE agreements became effective.

Reorganization

General

On March 23, 2020, the Board of Directors and majority stockholders (the “Consenting Stockholders”) holding an aggregate of 15,491,952 shares of Common Stock issued and outstanding as of March 22, 2020 took action by written consent to approve the conversion of the Company from a Nevada corporation to a Cayman Islands exempted company (the “Conversion”).

On April 1, 2020, the Board and the Consenting Stockholders took action by written consent to approve an amendment to the Company’s Articles of Incorporation to change its corporate name to “Code Chain New Continent Limited” (the “Name Change”) and to change the ticker symbol of the Common Stock and warrants (the “Warrants”) to purchase one-half of one shares of Common Stock at a price of $2.88 per half share ($5.75 per whole share) to “CCNC” and “CCNCW”, respectively (the “Symbol Change”).

Following the completion of the Conversion, we are expected to qualify as a “foreign private issuer” under the rules and regulations of the SEC and we expect that the reduced reporting obligations associated with being a foreign private issuer will reduce operational, administrative, legal and accounting costs in the long term. We will remain subject to the mandates of the Sarbanes-Oxley Act, and, as long as our ordinary shares are listed on the NASDAQ, the governance and disclosure rules of that stock exchange. However, as a foreign private issuer, we will be exempt from certain rules under the Exchange Act that would otherwise apply if we were a company incorporated in the United States or did not meet the other conditions to qualify as a foreign private issuer. For example:

●	we will not be required to provide the same level of disclosure on certain issues, such as executive compensation;

●	we will not be required to conduct advisory votes on executive compensation;

●	we will be exempt from filing quarterly reports under the Exchange Act with the SEC;

●	we will not be subject to the requirement to comply with Regulation FD, which imposes certain restrictions on the selected disclosure of material information;

●	we will not be required to comply with the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act; and

●	we will not be required to comply with Section 16 of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and establishing insider liability for profits realized from any “short-swing” trading transaction.

We expect to take advantage of these exemptions if the Conversion is effected. Accordingly, after the completion of the Conversion, if you hold our securities, you may receive less information about the Company and our business than you currently receive with respect to the Company and be afforded less protection under the U.S. federal securities laws than you are entitled to currently. However, consistent with our policy of seeking input from, and engaging in discussions with, our stockholders, on executive compensation matters, we intend to provide disclosure relating to its executive compensation philosophy, policies and practices and conduct an advisory vote on executive compensation once every three years after the Conversion is effected. However, we expect to review this practice after the next such advisory vote and may at that time or in the future determine to conduct such advisory votes more frequently or to not conduct them at all.

Additionally, as a foreign private issuer, we will be permitted to follow corporate governance practices in accordance with Cayman Islands laws in lieu of certain NASDAQ corporate governance standards, such as the following NASDAQ corporate governance standards requiring that:

●	the majority of the board of directors be comprised of independent directors;

●	executive compensation be determined by independent directors or a committee of independent directors;

●	director nominees be selected, or recommended for selection by the board of directors, by independent directors or a committee of independent directors;

●	an audit committee be comprised of at least three members, each of whom is an independent director and one of whom has finance and accounting experience; and

●	all related party transactions be reviewed by the audit committee or another independent body of the board of directors.

Harney Westwood & Riegels, our Cayman Islands counsel, has advised us that there are no comparable Cayman Islands laws related to the above corporate governance standards. Notwithstanding the foregoing, we do not intend to initially rely on any NASDAQ exemptions or accommodations for foreign private issuers following the Conversion.

We believe the Conversion and the related reorganization will enhance stockholder value. However, we cannot predict what impact, if any, the Conversion and reorganization will have in the long term in light of the fact that the achievement of our objectives depends on many things, including, among other things, future laws and regulations, as well as the development of our business.

The Conversion, the Name Change and Symbol Change are not effective as of the date of this report. For a discussion of the risk factors associated with the reorganization, please see the section entitled “Item 1A. Risk Factors—Risks Related to the Conversion.”

Effect of the reorganization

By virtue of the Conversion, all of the rights, privileges and powers of the Company, all property owned by the Company, all debts due to the Company and all other causes of action belonging to the Company immediately prior to the Conversion will remain vested in the Company following the Conversion. In addition, by virtue of the Conversion, all debts, liabilities and duties of the Company immediately prior to the Conversion will remain attached to the Company following the Conversion. The Company will remain as the same entity following the Conversion, and the Conversion will not effect any change in our business, management or operations or the location of our principal executive offices.

Upon effectiveness of the Conversion, all of our issued and outstanding shares of capital stock under Nevada laws will be automatically converted into issued and outstanding shares of share capital of under Cayman Islands laws, without any action on the part of our stockholders.

The Conversion will have no effect on the trading of our shares of capital stock. Upon the effectiveness of the Symbol Change, our ordinary shares are expected to continue listing on NASDAQ Capital market under the new symbol “CCNC”.

Upon effectiveness of the Conversion, our directors and officers will remain as directors and officers. We believe that the Conversion will not affect any of our material contracts with any third parties, and that our rights and obligations under such material contractual arrangements will continue as rights and obligations of the Company incorporated in Cayman Islands.

Procedure for Effecting the Conversion

To accomplish the Conversion, the Board has adopted a plan of conversion. The Plan of Conversion provides that we will convert into an exempted company limited by shares in Cayman Islands and will thereafter be subject to all of the provisions of the Companies Law.

Our common stock is currently listed on the Nasdaq Capital Market and our warrants are quoted on the OTC Pink. Pursuant to Rule 10b-17 of the Securities Exchange Act of 1934, the Conversion, the Name Change and the Symbol Change will require FINRA’s approval in order for it to be recognized for trading purposes. Furthermore, the Conversion, the Name Change and the Symbol Change will result in a change in the CUSIP numbers of our Common Stock (or ordinary share after the conversion) and Warrants. We will provide definitive information on our FINRA approval and new CUSIP numbers in a Current Report on Form 8-K to be filed with the Securities and Exchange Commission prior to the effective date of such Conversion, the Name Change and the Symbol Change. In addition, we are required to notify Nasdaq of the Conversion, the Name Change and the Symbol Change. Specifically, we are required to notify Nasdaq of the Symbol Change no later than two business days prior to the change, the Conversion as soon as practical after the change, and the Name Change no later than 10 calendar days after the change.

The Board will cause the Conversion to be effected as soon as practicable thereafter by filing with the Secretary of State of the State of Nevada articles of conversion (the “Articles of Conversion”) and applying to the Registrar of Companies in the Cayman Islands to be registered by way of continuation as an exempted company limited by shares under the Companies Law. In addition, the Company will adopt the Proposed Articles after the Conversion.

Notwithstanding the foregoing, the Conversion may be delayed by the Board or the Plan of Conversion may be terminated and abandoned by action of the Board at any time prior to the effective time of the Conversion, whether before or after approval by our stockholders, if the Board determines for any reason that such delay or termination would be in the best interests of the Company and our stockholders.

The Conversion will become effective upon the filing (and acceptance thereof by the Secretary of State of the State of Nevada and the Registrar of Companies of Cayman Islands, as applicable) of the Articles of Conversion and the date of registration specified in the certificate issued by the Registrar of Companies in the Cayman Islands confirming registration by way of continuation. The Name Change and Symbol Change will become effective upon will become effective upon the filing (and acceptance thereof by the Secretary of State of the State of Nevada and the Registrar of Companies of Cayman Islands, as applicable) of the Certificate of Amendment and approval by FINRA.

Coronavirus (COVID-19) Update

Recently, there is an ongoing outbreak of a novel strain of coronavirus (COVID-19) first identified in China and has since spread rapidly globally. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities globally for the past few months. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of our business operations and our workforce are concentrated in China, we believe there is a risk that our business, results of operations, and financial condition will be adversely affected, especially for our export related business. Potential impact to our results of operations will also depend on future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or mitigate its impact, almost all of which are beyond our control.

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●	We temporally closed our offices and production facilities to adhere to the policy beginning in February 2020, as required by relevant PRC regulatory authorities. Our offices are slowly reopening pursuant to local guidelines.

●	Our customers could potentially be negatively impacted by the outbreak, which may reduce the demand of our products. As a result, our revenue and income may be negatively impacted in 2020.

●	The situation may worsen if the COVID-19 outbreak continues. We will continue to closely monitor our collections throughout 2020.

Because of the uncertainty surrounding the COVID-19 outbreak, the business disruption and the related financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time. For a detailed description of the risks associated with the novel coronavirus, see “Risk Factors—Risks Related to Our Business—Our business could be materially harmed by the ongoing coronavirus (COVID-19) pandemic.”

Corporate Structure

The following is an organizational chart setting forth our corporate structure as of the date of this Annual Report.

Industry Overview

Solid Waste Recycling Equipment Industry

According to The 2018 Annual Report On The Prevention And Control Of Environmental Pollution By Large And Medium-Sized Municipal Solid Waste published by the Ministry of Ecology And Environment of The People’s Republic of China in December 2018 , in 2017, approximately 1.31 billion tons of industrial solid waste and 40.101 million tons of Industrial hazardous waste were generated by large and medium-sized cities in the PRC; Meanwhile , according to the status from the Ministry of Industry and Information Technology of the PRC published on May 30, 2018, China’s accumulative storage of industrial solid waste exceeds 60 billion tons, covering an area of over 2 million hectares. In the PRC, industrial solid waste is generally handled by one of the following methods:

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

Chinese Coating Trading Market

According to the preliminary statistics of the bureau of statistics, in 2017, the annual output of 1,380 industrial enterprises above designated size in the coating industry reached 20.364,000 tons, up 12.38% year on year, exceeding the expected output. The main business income of 2,057 industrial enterprises above designated size reached 417.289 billion yuan, up 5.0% year on year. The total output of coatings industry, the main business revenue growth since 2016, continued to grow, in the case of a part of the upstream raw material prices continue to rise still maintained a good growth relative to the chemical industry, in “much starker choices-and graver consequences-in” period, the decisive phase of the well-off society, all kinds of engineering, manufacturing is still a huge demand for coating, will be a period of time in the future continue to maintain high growth.

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

Chinese Coal Trading Market

Global coal is still the main energy source. According to the International Energy Agency’s Global Coal Market Report (2018-2103) on February 25, 2019, global demand for coal will remain stable in the next five years. China will remain the world’s biggest consumer of coal. In particular, the clean and efficient development of China's coal industry, as well as the strengthening of nitrogen oxides, sulfur dioxide and soot emission control, has made coal once again a very attractive energy source. In addition, due to its affordable price, abundant reserves and convenient transportation, coal remains the main energy source in many other countries besides China. Therefore, the coal market in China remains strong.

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

Jiangsu Ronghai has a reliable channel of procuring steam coal, large warehouse space for storage, and loyal customers. One of its major customers is Nantong Linan Industrial Trading Co., ltd., a local manufacturing heavyweight. Since its inception, Jiangsu Ronghai has accumulated a growing reputation in the coal industry. In 2016, Jiangsu Ronghai was awarded “Nantong City most reputable company in the coal industry” by Nantong Coal Industry Association.

4.	Wuge

Wuge was established in 2019 and is still in this early developing stage. Wuge Manor, the game Wuge is developing, is the world’s first game that combines Internet of Things (IoT) and e-commerce that is based on Code Chain platform. It is based on real cities and uses the IoT Grid as the access point to access e-commerce by Code Chain. Through the game, players can have access to hundreds of vendors and business owners in over 100 cities in China, participate in activities those businesses set up and collect points, which can be redeemed as equipment in the game or coupons usable when making purchase at that business. Code Chain access to e-commerce includes Online to Offline (O2O) “scanning QR Code” and social media that seamlessly link offline and online and connect real and virtual directly, so that each IoT Grid becomes an e-commerce access to realize the decentralization of e-commerce access and complete the basic layout for blockchain e-commerce.

In addition, Wuge produced electronic tokens that combine the five-W elements (when, where, who, why, what), geographic location via the Beidou satellite system and identity information using Code Chain technology. The electronic tokens are unique, tradable, and inheritable digital assets and cannot be tampered. The electronic tokens are based on and stored in the Code Chain system and can be used to purchase virtual property based on real estate.

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

Wuhan HOST produces and sells anti-corrosion waterproof coating materials, applicable to the concrete and the surface of the steel constructions. Its products are widely used in ships, bridges, water reservoir, wind power generation station, mining machinery, ports, construction vehicles, and many other fields. Wuhan Host’s major customers are Shanghai menplai new material Co., Ltd., China railway bridge bureau No. 7 Engineering Co., Ltd., and Beijing Niuweixun Engineering Technology Co., Ltd.,

3.	Jiangsu Ronghai’s customers

As of December 31, 2019, 34% of the coal Jiangsu Ronghai procured and processed were sold directly to Nantong Linan Industry and Commerce Co., Ltd. for its production of acetate fiber plant.

4.	Wuge

Wuge is still in this early developing stage and has not cultivated a stable group of customers. The main source of revenue is membership fees from sales and marketing representatives.

Our Suppliers

1.	Shengrong WFOE’s supplier

Shengrong WFOE have three main suppliers, i.e. Hubei Shengrong, Wuhan Yinggema Technology Development Co., Ltd. and Wuhan Taiyinghe Technology Development Co., Ltd.

2.	Wuhan Host’s suppliers

Wuhan Host’s main suppliers are Xiamen Zhonghe Shangmao Co., Ltd., EverZinc(Hunan) Co., Ltd., Foshan Lanyang Environmental Protection Material Co., Ltd. and Hubei Yinhe Pot Co., Ltd..

3.	Jiangsu Ronghai’s suppliers

Jiangsu Ronghai’s top five suppliers are Shanghai Liye Supply Chain Management Co., Ltd., Jiangsu Shengquan Mining Co., Ltd., Zhejiang Zhenheng Energy Co., Ltd., Zhejiang Shiyue Energy Co., Ltd., and Xuzhou Shenzhan Trading Co., Ltd.

4.	Wuge

Wuge relies on one supplier during the fiscal year ended December 31, 2020, Xi’an QIkeli Information Technology Co., Ltd.

Production

Shengrong WFOE

Shengrong WFOE currently is to sell waste recycling equipment and systems.

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

The “Shengrong” brand has been gaining traction in the PRC mining and industrial recycling industry since it began selling its products on a large scale in 2016 by introducing innovative solutions to the mining and industrial sector in the PRC. Shengrong WFOE’s research and development team currently consists of seven members as of April 17, 2020, including two members of our senior management team that are recognized as industry experts in China. Shengrong WFOE’s engineering team works closely with Shengrong WFOE’s customers and distributors in order to understand the requirements of the end users of Shengrong WFOE’s products, and develop products that are tailored to the needs of such end users. Shengrong WFOE offers proprietary “green” technology to enable end users to save operating cost in the removal of solid mining and industrial wastes. In addition, products sold by Shengrong WFOE also allows end users to collect certain usable resources like metal residues during the recycling process.

Our in-house technology was listed on the “catalogue for advanced applicable technical on comprehensive utilization of mineral resource” issued by Ministry of Land and Resource of the People’s Republic of China in October 2014. We are also a pioneer in Titanium dioxide pigment black tailings acid hydrolysis separating and recycling system using waste catalyst magnetic separating system in Chinese titanium dioxide pigment production industry, which has the capacity to occupy more than 95% of catalytic cracking unit Chinese market share. According to the Scientific Technology Novelty Retrieval Report (“STNRR”) provided by Hubei Academy of Science and Technical Information in April 2016, Our in-house technology for the recovery of the ilmenite concentrate from Titanium Dioxide acid hydrolysis slag using the axial sorting method for inner surface of permanent magnetic cylinder was confirmed to be novel in the world. STNRR is widely considered as a technical document provided by a Chinese science and technology academy to appraise the novelty of a technology in the world. We also maintained a leading position in the development of microsilica ultrapure extracting technology, primary rutile separation and purification technology. Management believes that our unique technology is superior to other recycling systems available in the PRC and global markets because the high efficiency permanent magnetic separating and comprehensive utilization system is a pure physical process. Pure physical process can prevent the creation of secondary pollution and save energy. The management also believes we have more experience in market application and technology implementation than its peers.

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

Wuge has a strong technology development team, consisted of 26 experienced members, that focused on research, improvement and maintenance the existing and developing games and Code Chain technology.

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

Patents

As of April 17, 2020, Shengrong WFOE has one utility model patents registered with the State Intellectual Property Office of the PRC, and two patents registered with the United States Patent and Trademark Office.

The following table provides the name, patent number, type of patents, issuance date, validity term, and expiration date of each of Shengrong WFOE’s registered patents.

Certificate No.	Patent content	Type	Patent No.	Application Date (mm-dd-yy)	Issuance Date (mm-dd-yy)	Term
7017018	Mobile magnetic separation system	utility model	ZL2017 2 1183838.4	09/14/2017	02/23/2018	10 years
US008746457B2	Method and Device for Axial Separation by The Inner Surface of a Permanent Megnetic arched groove	N/A	US8,746, 457 B2	03/30/2010	06/10/2014	June 10, 2014 to October 30, 2030, subject to any patent term adjustments or terminal disclaimers
US008746458B2	Axial Sporting Method and Device with Permanent-Magnet Drum Eccentric Inner Surface	N/A	US8,746, 458 B2	03/30/2010	06/10/2014	June 10, 2014 to October 30, 2030, subject to any patent term adjustments or terminal disclaimers

Shengrong WFOE is also in the process of applying an invent patent for a mobile magnetic separation system with the National Intellectual Property Administration of the PRC, which is expected to complete the patent registration by the end of this year.

As of April 17, 2020, Wuhan Host has seven invention patents registered with the State Intellectual Property Office of the PRC.

The following table provides the name, patent number, type of patents, issuance date, validity term, and expiration date of each of Wuhan HOST’s registered patents.

Certificate No.	Patent content	Type	Patent No.	Application Date (dd-mm-yy)	Issuance Date (dd-mm-yy)	Term
2931521	The invention relates to a waterborne UV silicone polyurethane anticorrosive coating and a preparation method thereof	invention	ZL2016 1 0235536.0	15/04/2016	02/23/2018	20 years
2927001	The invention relates to a epoxy polysiloxane coating and its preparation method	invention	ZL2016 1 0312732.3	12/05/2016	22/05/2018	20 years
2803467	The invention relates to a solvent-free self-leveling paint modified by renewable vegetable oil and its preparation method	invention	ZL2016 1 0235413.7	15/04/2016	18/05/2018	20 years
2788781	The invention relates to an aqueous coating containing waste mineral residue and its preparation method	invention	ZL2016 1 0235415.6	15/04/2016	02/02/2018	20 years
2825260	The invention relates to a preparation method of acrylic polysiloxane aqueous emulsion	invention	ZL2016 1 0235178.3	15/04/2016	23/01/2018	20 years
2955098	The invention relates to a bisphenol-type fluorinated glycidyl ether, its preparation method and the application	invention	ZL2016 1 0235619.X	15/04/2016	23/02/2018	20 years
3213537	The invention relates to a water - based polysiloxane resin and its preparation method	invention	ZL2016 1 0315742.2	12/05/2016	08/06/2018	20 years

Trademarks

As of April 17, 2020, Shengrong WFOE has been granted four trademarks, which are currently registered in China.

Certificate No.	Trademark	Approved goods
6576227		category 7: washer, slag screen (machine), ore sand processor, flotation machine, magnetic separator, ore washer, ore contamination precipitation, mine select machine, waste treatment equipment, and waste treatment machine (machine).
6617166		category 6: undressed or half-processed cast iron, ferrotitanium, manganese powder, ferrosilicon, packaging and tinsel for packaging, metal in powder form, zinc powder, sheet metal and plate metals, pig iron or half forging iron, and undressed or half-processed common metal.
5566978		category 19: furnace ballast (building materials); Luminous panel; stone binder; stone, concrete or marble works of art; non-metallic monuments; The slate.
5566977		category 19: gypsum; gypsum board; furnace ballast (building materials); refractory materials; luminous panel; stone binder; stone, concrete or marble works of art; non-metallic commemorative plaque; the slate.

As of April 17, 2020, Wuhan Institute of Modern Industrial Technology licensed Wuhan Host the following trademark, which is currently registered in China.

Certificate No.	Trademark	Approved goods
6163589		category 2: the paint; vehicle chassis coating; paint thinner; coating (paint); fire retardant paint; primer; waterproof powder (coating);metal anti-rust preparation; preservatives.

Copyrights

As of April 17, 2020, Wuge has been granted one copyright, which is currently registered in China.

Certificate No.	Name	Type	Registration No.	Application Date (dd-mm-yy)	Issuance Date (dd-mm-yy)
4610189	Wuhe Mansion Game Software V1.0	invention	2019SR1189432	05/10/2019	22/11/2019

Competition

Competition for Shengrong WFOE’s business

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

Competition among providers of low grade hematite separation systems in China can be characterized as niche market. Our primary competitors for these systems are Ganzhou Jinhuan Magnetic Separation Equipment Co., Ltd., which is a supplier, producer, manufacturer of high gradient magnetic separators (HGMS) and wet high intensity magnetic separators (WHIMS). It designs, develops, manufactures and markets magnetic separation equipment for beneficiating weakly magnetic minerals, and for purifying non-metallic minerals.), Shenyang Longji Electromagnetic Science and Technology Co., Ltd., which is a supplier of steam condensed water iron removing filter, condensed water iron removing filter, high temperature condensed water iron removing filter), Yueyang Dalishen Electromagnetic Mechanical and Electrical Co., Ltd. and Guangzhou Nonferrous Metals Research Institute. Shengrong WFOE believes it competes favorably with them because it has a series of self-owned unique patents in China which have already been utilized in the production of the environmental protection equipment. Some of Shengrong WFOE’s patents were also registered in the U.S. We believe that our technology is superior because our proprietary processing method does not result in the high cost electromagnetic high gradient magnetic separation process with hematite involved in the use of chemical methods used by our competitor.

Based on collective extensive experience in the industry, Shengrong WOFE management believes that it is one of the leading enterprises in China in the design and sale of solid waste recycling systems for the mining and industrial sectors in the PRC. However, there can be no assurance that our initial competitive advantage will be retained and that one or more competitors will not develop systems that are equal or superior to ours or are better priced than our systems.

Competition for Wuhan Host’s business

According to the preliminary statistics of the Bureau of Statistics, in 2017, the annual output of 1,380 industrial enterprises above designated size in the coating industry reached 20.364,000 tons, a 12.38% year on year increase, exceeding the expected output. The main business income of 2,057 industrial enterprises above designated size reached 417.289 billion yuan, up 5.0% year on year. The total output of coatings industry, the main business revenue growth since 2016, continued to grow, in the case of a part of the upstream raw material prices continue to rise still maintained a good growth relative to the chemical industry, in “much starker choices-and graver consequences-in” period, the decisive phase of the well-off society, all kinds of engineering, manufacturing is still a huge demand for coating, will be a period of time in the future continue to maintain high growth.

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

According to the ecological civilization construction and green development road map formulated at the 19th CPC national congress, the requirements of green development will certainly promote coating enterprises to accelerate the pace of product transformation to green and environment-friendly direction. The transformation process will bring new development space and opportunities to enterprises, and China’s coating industry will usher in a new development period.

Wuhan HOST always focus on the coating industry, new materials technology accumulation, product innovation, industrial chain synergy and brand core competitive advantages, such as with the client’s leading enterprises, brand enterprises established long-term stable cooperative relations, no matter from the enterprise scale and comprehensive strength, the company is still in the domestic industry leader.

Wuhan HOST adheres to market-oriented, based on the main industry, vigorously innovate, improve the level of research and development, and share new technology with customers to bring market appreciation. It has not only trained the company’s own scientific research team, but also established a set of scientific research and development system. While focusing on independent research and development, it has enhanced the company’s advantages in the industry through cooperative development and introduction and digestion.

Competition for Jiangsu Ronghai

The local competition is fierce. Our principal competitor is Nantong Huagang Materials Trading Co., Ltd. However, as we have strengths in processing, transportation and reputation, we have been maintaining a favorable position against our competitor and earn loyalty from our largest customer.

Competition for Wuge

Code Chain technology and electronic token are at a developing stage in China. There is currently no established competitor in the market in China.

Environmental Matters

The Environmental Protection Law, promulgated by the National People’s Congress on December 26, 1989, is the primary law for environmental protection in China. The law establishes basic principles for coordinated advancement of economic growth, social progress and environmental protection, and defines the rights and duties of governments at all levels. Local environmental protection bureaus may set stricter local standards than the national standards and enterprises are required to comply with the stricter of the two sets of standards. Due to the nature of our business, we may produce certain amounts of waste water and solid waste materials during the course of our production. We believe that we are in compliance in all material respects with applicable PRC laws and regulations. All of our products in all material respects meet the relevant environmental requirements under PRC laws and during the three years ended December 31, 2019, 2018 and 2017, we were not subject to any fines or legal action involving non-compliance with any relevant environmental regulation, nor are we aware of any threatened or pending action, including by any environmental regulatory authority.

Wuhan Host received Letter of Acceptance Opinions on Environmental Protection for The Completion of The 4000t/a New Industrial Coating Material Production Project of Wuhan Host Coating Material Co., LTD., issued by the Administrative Examination and Approval Bureau of E Zhou Gedian Economic and Technological Development Zone on June 27, 2017.As of December 31, 2019, Wuhan Host was not subject to any fines or legal action involving non-compliance with any relevant environmental regulation, nor are we aware of any threatened or pending action, including by any environmental regulatory authority.

As of December 31, 2019, Jiangsu Ronghai was not subject to any fines or legal action involving non-compliance with any relevant environmental regulation, nor are we aware of any threatened or pending action, including by any environmental regulatory authority.

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

Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. None of our operating subsidiaries or variable interest entities is currently a party to any such claims or proceedings which, if decided adversely to the Company, would either, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows.

Employees

As of April 17, 2020, Shengrong WFOE, Wuhan Host, Jiangsu Ronghai had 30, 45, 12 and 56, respectively, full-time employees.

We have not experienced any significant labor disputes and consider our relationship with our employees to be good. Our employees are not covered by any collective bargaining agreement.

We have established an employee welfare plan in accordance with the relevant PRC laws and regulations. Our total expenses for this plan were approximately $55,737 and $19,566 in 2019 and 2018, respectively.

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

Three of Company’s customers accounted for 35.3%, 23.7% and 14.4%, respectively, of our total revenues for the year ended December 31, 2019. We are, and will likely continue to be, dependent on a small number of customers, and the loss of any such customer would materially and adversely affect our business, operating results and financial condition. Furthermore, as a result of our reliance on a limited number of customers, we could face pricing and other competitive pressures which may have a material adverse effect on our business, operating results and financial condition.

A significant part of Jiangsu Ronghai’s revenues is also derived from a small number of customers. Jiangsu Ronghai expects a small number of customers will continue to generate a substantial portion of our revenues for the foreseeable future. As of December 31, 2019, Nantong Linan Industrial Trading Co. Ltd. and Huainan Guoqi Trading Co. Ltd. accounts for 59% of the company’s total sales. The loss of Nantong Linan and Huainan Guoqi, or the change of the contractual terms of the contract entered between Jiangsu Ronghai and Nantong Linan and Huainan Guoqi or any significant dispute with Nantong Linan and Huainan Guoqi could materially adversely affect its financial condition and its results of operations.

If one or more of Jiangsu Ronghai’s customers does not perform under one or more contracts with it and Jiangsu Ronghai is not able to find a replacement contract, or if a customer exercises certain rights to terminate the contract, Jiangsu Ronghai could suffer a loss of revenues that could materially adversely affect its business, financial condition and results of operations.

Our operating subsidiaries, Shengrong WFOE, Wuhan Host, Jiangsu Ronghai and Wuge all have limited operating histories, which make it difficult to evaluate their businesses and prospects.

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

Changes policies and regulations, as well as local environmental requirements on exploiting and using coal or its products, are likely to have an impact on the coal market, which will affect the company’s earnings.

Competition in the industrial and mining recycling industry is likely to grow and could cause us to lose market share and revenues in the future.

We believe that the industrial and mining recycling industry is an emerging market in China. we may face growing competition in the industrial and mining recycling industry, and We believe that the industrial and mining recycling industry is expected to become more competitive as this industry matures and begins to consolidate. We will compete with several companies in the purification and recycling of industrial waste residue by the permanent magnet device and technology. Some of these competitors will likely have substantially greater financial, marketing and other resources than us. As a result, we could lose market share and its revenues could decline, thereby adversely affecting our earnings and potential for growth. While we believe that it will be able to successfully compete in this area as a result of its proprietary technology, there is no assurance that it will be able to hire and retain the necessary employees and compete successfully.

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

In the expansion of Wuhan Host’s business, the company may need external financing. If the debt capital ratio and equity capital ratio cannot be reasonably arranged, the comprehensive capital cost of the company will rise sharply, resulting in the shrinking of the company’s value, and the company may be seriously insolvent.

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

The occurrence of the COVID-19 pandemic may negatively affect our operations depending on the severity and longevity of the pandemic.

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. The outbreak in China resulted in increased travel restrictions, and shutdown of businesses, which may cause slower recovery of the China economy. We may experience impact from quarantines, market downturns, and impact on our workforce if the virus continues to spread. COVID-19 affected a significant number of our workforce employed in our operations, and as a result we are experiencing a slow resumption of operations and may experience delays or the inability to delivery our service on a timely basis. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. The extent to which the coronavirus impacts our results will depend on future developments and reactions in China, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. It is likely to result in a potential material adverse impact on our business, results of operations and financial condition in the short run if the situation has gotten worse in China. Wider-spread COVID-19 in China and globally could prolong the deterioration in economic conditions and could cause decreases in or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission. Depending on the severity and longevity of the COVID-19 pandemic, our business, customers, and shareholders may experience a significant negative impact.

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

If Jiangsu Rong Hai or Wuge fails to maintain the requisite registered capital, licenses and approvals required under PRC law, our business, financial condition and results of operations may be materially and adversely affected.

Foreign investment is highly regulated by the PRC government and local authorities. Jiangsu Ronghai and Wuge are required to obtain and maintain certain licenses or approvals from different regulatory authorities in order to operate its current business. These licenses and approvals will be essential to the operation of their businesses. If Jiangsu Ronghai or Wuge fails to obtain or maintain any of the required licenses or approvals for its business, we may be subject to various penalties, such as fines and the discontinuation or restriction of its operations. Any such disruption in the business operations of Jiangsu Ronghai or Wuge could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Doing Business in China

A slowdown of the Chinese economy or adverse changes in economic and political policies of the PRC government could negatively impact China’s overall economic growth, which could materially adversely affect our business.

We are a holding company and all of the combined company’s operations are entirely conducted in the PRC. Although the PRC economy has grown in recent years, the pace of growth has slowed, and even that rate of growth may not continue. The annual rate of growth in the PRC declined from 6.6% in 2018 to 6.1% in 2019. According to a recent State Information of China forecast, China’s economic growth rate in 2020 will slow to 6.0%, its lowest since 1990. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for the combined company’s products and may have a materially adverse effect on its business.

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

Jiangsu Ronghai is subject to extensive and complex state, provincial and local laws, rules and regulations with regard to their loan operations, capital structure, maximum interest rates, allowance for loan losses, among other things, as set out in “Business — Government Regulations.” These laws, rules and regulations are issued by different central government ministries and departments, provincial and local governments and are enforced by different local authorities in Jiangsu Province, the city of Nantong. As a result of the complexity, uncertainties and constant changes in these laws, rules and regulation, including changes in interpretation and implementation of such, Jiangsu Ronghai’s business activities and growth may be adversely affected if they do not respond to the changes in a timely manner or are found to be in violation of the applicable laws, regulations and policies as a result of a different position from theirs taken by the competent authority in the interpretation of such applicable laws, regulations and policies. If Jiangsu Ronghai are found to be not in compliance with these laws and regulations, they may be subject to sanctions by regulatory authorities, monetary penalties and/or reputation damage, which could have a material adverse effect on the combined company’s business operations and profitability.

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

Risks Related to the Conversion

Your rights as a stockholder of the Company will change as a result of the Conversion and you may not be afforded as many rights as a shareholder of the Company as an exempted company in Cayman Islands under applicable laws and the Proposed Articles under Cayman Islands law as you were as a stockholder of the Company under applicable laws and the Articles of Incorporation and Bylaws under Nevada law.

Because of differences between Nevada law and Cayman Islands law, we will be unable to adopt identical governing documents after the Conversion, but we have attempted to preserve in the Proposed Articles after the Conversion the same allocation of material rights and powers between the stockholder and our Board that exists under the current Bylaws and Certificate of Incorporation before the Conversion. Nevertheless, the Proposed Articles differ from the Company’s Bylaws and Articles of Incorporation, both in form and substance, and your rights as a shareholder will change. For example:

●	Under the NRS, a corporation may not engage in a business in combination with an interested stockholder for a period of two years after the time of the transaction in which the person became an interested stockholder. However, there is no equivalent provision under the Companies Law or the Proposed Articles prohibiting business combinations with interested stockholders.

●	Under the NRS, any stockholder may, upon written demand under oath stating the purpose thereof, inspect the corporation’s books and records for a proper purpose during the usual hours for business. However, shareholders of a Cayman Islands exempted company do not have any general rights under Cayman Islands law to inspect corporate records of such company, and the Proposed Articles provide that the directors have the discretion as to whether, to what extent, when, where and under what conditions or regulations the accounts and books of the Company may be open to the inspection of shareholders who are not directors.

●	Under the NRS, a stockholder may bring a derivative suit provided the requirements to do so under the NRS have been met. However, as a general rule, a derivative action may not be brought by a minority shareholder of a Cayman Islands exempted company, and a minority shareholder may be entitled to bring a derivative action on behalf of the Company after the Conversion only in certain limited circumstances.

The laws of the Cayman Islands may not provide our shareholders with benefits comparable to those provided to shareholders of corporations incorporated in the United States.

After the Conversion, our corporate affairs will be governed by the Proposed Articles, by the Companies Law, and by the common law of the Cayman Islands. The rights of shareholders to take action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors to the Company under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law in the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands and from English common law, the decisions of whose courts are of persuasive authority but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of its directors, although clearly established under Cayman Islands law, are not specifically prescribed in statute or a particular document in the same way that they are in certain statutes or judicial precedents in some jurisdictions of the United States. In particular, the Cayman Islands has a different body of securities laws relative to the United States. Therefore, our shareholders may have more difficulty protecting their interests in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States. In addition, shareholders of Cayman Islands companies may not have standing to initiate a shareholder derivative action before the federal courts of the United States. There is uncertainty as to whether the courts of the Cayman Islands would entertain original actions brought in the Cayman Islands against the Company predicated upon the civil liabilities provisions of U.S. securities laws.

As a result of different shareholder voting requirements in the Cayman Islands relative to Nevada, we will have less flexibility with respect to our ability to amend our constitutional documents and enter into certain business combinations than we now have.

Under Nevada law and our current Bylaws and Certificate of Incorporation, our Bylaws and Articles of Incorporation may be amended by the vote of a majority of shares of stock entitled to vote on the matter to approve the amendment, unless the Articles of Incorporation requires the vote of a greater number of shares. Cayman Islands law requires a special resolution of at least two-thirds of the shareholder votes cast by those shareholders entitled to vote who are present in person or by proxy at a general meeting for any amendment to the Proposed Articles. As a result of this Cayman Islands law requirement, situations may arise where the flexibility we now have under Nevada law would have provided benefits to our stockholders that will not be available in the Cayman Islands.

In addition, under Cayman Islands law and the Proposed Articles, certain corporate transactions, such as a merger, require the approval of a special resolution of at least two-thirds of the shareholder votes cast by those shareholders entitled to vote who are present in person or by proxy at a general meeting or, if the share capital of the Company is divided into different classes of shares, the rights attached to any class of shares may be varied with the sanction of a special resolution at a general meeting of the holders of the shares of that class. By contrast, a merger under Nevada law would only require a simple majority of the outstanding stock of the company entitled to vote thereon. The increased shareholder approval requirements may limit our flexibility to enter into or complete certain business combinations that may be beneficial to shareholders.

The expected benefits of the Conversion may not be realized.

We have presented in this Information Statement the anticipated benefits of the Conversion. Please see the section entitled “Conversion of the Company from Nevada to Cayman Islands—Purpose of the Conversion.” We cannot be assured that all of the goals of the Conversion will be achievable, and some or all of the anticipated benefits of the Conversion may not occur, particularly as the achievement of the benefits are in many important respects subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and do business and the reactions of investors and analysts. In addition, the anticipated reduction of SEC reporting requirements and related expenses may not be achieved in the event of changes to the SEC rules applicable to foreign private issuers or if we fail to qualify as a foreign private issuer. While we expect the Conversion will enable us to reduce our operational, administrative, legal and accounting costs over the long term, these benefits may not be achieved.

As a foreign private issuer, we will not be required to provide its shareholders with the same information as the Company would if the Company remained a U.S. public issuer and, as a result, you may not receive as much information about the Company as you did about the Company and you may not be afforded the same level of protection as a shareholder under applicable laws and the Proposed Articles as you were as a stockholder under applicable laws and the Company Articles of Incorporation and Bylaws.

Following the completion of the Conversion, we are expected to qualify as a “foreign private issuer” under the rules and regulations of the SEC. We will remain subject to the mandates of the Sarbanes-Oxley Act, and, as long as our ordinary shares are listed on the NASDAQ, the governance and disclosure rules of that stock exchange. However, as a foreign private issuer, we will be exempt from certain rules under the Exchange Act that would otherwise apply if we were a company incorporated in the United States or did not meet the other conditions to qualify as a foreign private issuer. For example:

●	we may include in its SEC filings financial statements prepared in accordance with U.S. GAAP or with IFRS as issued by the IASB without reconciliation to U.S. GAAP;

●	we will not be required to provide as many Exchange Act reports, or as frequently or as promptly, as U.S. companies with securities registered under the Exchange Act. For example, we will not be required to file current reports on Form 8-K within four business days from the occurrence of specific material events. Instead, we will need to promptly furnish reports on Form 6-K any information that we (a) make or are required to make public under the laws of the Cayman Islands, (b) file or are required to file under the rules of any stock exchange or (c) otherwise distribute or are required to distribute to its shareholders. Unlike Form 8-K, there is no precise deadline by which Form 6-K must be furnished. In addition, we will not be required to file its annual report on Form 10-K, which may be due as soon as 60 days after its fiscal year end. As a foreign private issuer, we will be required to file an annual report on Form 20-F within four months after its fiscal year end;

●	we will not be required to provide the same level of disclosure on certain issues, such as executive compensation;

●	we will not be required to conduct advisory votes on executive compensation;

●	we will be exempt from filing quarterly reports under the Exchange Act with the SEC;

●	we will not be subject to the requirement to comply with Regulation FD, which imposes certain restrictions on the selected disclosure of material information;

●	we will not be required to comply with the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act; and

●	we will not be required to comply with Section 16 of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and establishing insider liability for profits realized from any “short-swing” trading transaction.

We expect to take advantage of these exemptions if the Conversion is effected. Accordingly, after the completion of the Conversion, if you hold our securities, you may receive less information about the Company and our business than you currently receive and be afforded less protection under the U.S. federal securities laws than you are entitled to currently. However, consistent with our policy of seeking input from, and engaging in discussions with, our stockholders, on executive compensation matters, we intend to provide disclosure relating to its executive compensation philosophy, policies and practices and conduct an advisory vote on executive compensation once every three years after the Conversion is effected. However, we expect to review this practice after the next such advisory vote and may at that time or in the future determine to conduct such advisory votes more frequently or to not conduct them at all.

If we fail to qualify as a foreign private issuer upon completion of the Conversion, or loses its status as a foreign private issuer at some future time, we would be required to comply fully with the reporting requirements of the Exchange Act applicable to U.S. domestic issuers and would incur significant operational, administrative, legal and accounting costs that it would not incur as a foreign private issuer.

Following completion of the Conversion, we are expected to qualify as a “foreign private issuer” under the rules and regulations of the SEC. As a foreign private issuer, we will be exempt from certain rules under the Exchange Act that would otherwise apply if we were a company incorporated in the United States or did not meet the other conditions to qualify as a foreign private issuer. Please see the section entitled “Item 1A. Risk Factors—Risks Related to the Conversion—As a foreign private issuer, we will not be required to provide its shareholders with the same information as the Company would if the Company remained a U.S. public issuer and, as a result, you may not receive as much information about we as you did about the Company and you may not be afforded the same level of protection as a shareholder under applicable laws and the Proposed Articles as you were as a stockholder under applicable laws and the Company Articles of Incorporation and Bylaws.” While we are expected to qualify as a foreign private issuer following the completion of the Conversion, if we fail to qualify as a foreign private issuer upon completion of the Conversion, or loses its status as a foreign private issuer at some future time, we will be required to comply fully with the reporting requirements of the Exchange Act applicable to U.S. domestic issuers and would incur significant operational, administrative, legal and accounting costs that it would not incur as a foreign private issuer.

If we prepare our financial statements in accordance with IFRS following the Conversion, there may be a significant effect on our reported financial results.

The SEC permits foreign private issuers to file financial statements in accordance with IFRS as issued by IASB. At any time in the future, as a foreign private issuer, we may decide to prepare our financial statements in accordance with IFRS as issued by the IASB. The application by us of different accounting standards, a change in the rules of IFRS as issued by the IASB, or in the SEC’s acceptance of such rules, could have a significant effect on our reported financial results. Additionally, U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. IFRS are subject to interpretation by the IASB. A change in these principles or interpretations could have a significant effect on our reported financial results.

Changes in domestic and foreign laws, including tax law changes, could adversely affect the Company, its subsidiaries and its shareholders, and our effective tax rate may increase whether we effect the Conversion or not.

Changes in tax laws, regulations or treaties or the interpretation or enforcement thereof, in both or either of the U.S. or Cayman Islands, could adversely affect the tax consequences of the Conversion to an exempted company in Cayman Islands and the shareholders and/or our effective tax rates (whether associated with the Conversion or otherwise). While the Conversion is not anticipated to have any material impact on our effective tax rate, there is uncertainty regarding the tax policies of the jurisdictions where we operate, and our effective tax rate may increase and any such increase may be material.

The enforcement of civil liabilities against the Company may be more difficult.

After the Conversion, all of our executive officers and directors will continue to reside outside of the United States. As a result, it may be more difficult to serve legal process within the United States upon any of these persons and it may also be difficult to enforce, both in and outside of the United States, judgments you may obtain in the U.S. courts against these persons in any action, including actions based upon the civil liability provisions of U.S. federal or state securities laws. Because we will be a Cayman Islands corporation, investors could also experience more difficulty enforcing judgments obtained against the Company in U.S. courts than would currently be the case for U.S. judgments obtained against the Company. In addition, it may be more difficult (or impossible) to bring some types of claims against the Company in Cayman Islands courts than it would be to bring similar claims against a U.S. company in a U.S. court.

The market for our shares after the Conversion may differ from the market for our shares before the Conversion.

Although it is anticipated that the our ordinary shares after the Conversion, Name Change and Symbol Change will continue to be listing on NASDAQ under the symbol “CCNC,” as a company incorporated under the laws of the Cayman Islands, the shares may appeal to different institutional investors, or impact the level of investment by current investors who may prefer or be required by internal guidelines to invest in companies that are incorporated in the United States. Accordingly, the reorganization may impact our institutional investor base, or the level of their respective investments in our securities, and may result in a change in the market prices, trading volume and volatility of the shares before and after the Conversion.

We expect to incur transaction costs and adverse financial consequences in the year of completion of the Conversion.

We expect a total of approximately $30,000 in transaction costs in connection with the Conversion, which have been and will continue to be expensed as incurred. The substantial majority of these costs will be incurred regardless of whether the Conversion is completed and prior to your vote on the proposal. We expect to incur costs and expenses, including professional fees, to comply with the Cayman Islands corporate and other laws. In addition, we expect to incur attorneys’ fees, accountants’ fees, filing fees, mailing expenses, proxy solicitation fees and financial printing expenses in connection with the Conversion, even if the Conversion is not approved or completed.

The Conversion also may negatively affect us by diverting attention of our management and employees from our operating business during the period of implementation and by increasing other administrative costs and expenses.

Our Board of Directors may choose to defer or abandon the Conversion.

Completion of the Conversion may be deferred or abandoned, at any time, by action of our Board of Directors. While we currently expect the Conversion to take place promptly after certain regulatory requirements and approvals are met and obtained, our Board of Directors may defer or abandon the Conversion because of, among other reasons, changes in existing or proposed laws, our determination that the Conversion would involve tax or other risks that outweigh their benefits, our determination that the level of expected benefits associated with the Conversion would otherwise be reduced, a dispute with the taxation authorities over the Conversion (or certain aspects thereof), an unexpected increase in the cost to complete the Conversion or any other determination by our Board of Directors that the Conversion would not be in the best interests of the Company or its stockholders or that the Conversion would have material adverse consequences to the Company or its stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Shengrong WFOE current executive office is located at No. 21 Jiefang Avenue, Qiaokou District, Wuhan, Hubei, China. The rent for this space is approximately $5,200 per month. The carrying value for this space is approximately $1.3 million.

Hubei HOST’ office is located at Xingye Road, Gedian Development District, E Zhou City, Hubei, China, which solely owned by Hubei HOST.

Jiangsu Ronghai’s office is located at 4th Floor, West Hongqiao Building, No.180 West Qingnian Road, Nantong City, Jiangsu, China. The rent for this space is approximately RMB225,600 per year.

Wuge’s office is located at 119 Zhaojuesi South Road, Room 2-1, Chengshu City, Sichuan, China. The rent for this office is approximately RMB 400,000 per year.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock and warrants are traded on the NASDAQ Capital Market and OTC Market under the symbols “TMSR” and “TMSRW, respectively.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the Nasdaq for the period of January 1, 2018 through December 31, 2019

	Common Stock		Warrants
	Low	High	Low	High
Year Ended December 31, 2018
January 1, 2018 through March 31, 2018	$4.5	$4.95	$0.10	$0.10
April 1, 2018 through June 30, 2018	$3.60	$4.10	$0.10	$0.40
July 1, 2018 through September 30, 2018	$3.73	$5.25	$0.18	$0.61
October 1, 2018 through December 31, 2018	$2.00	$3.10	$0.03	$0.20
Year Ended December 31, 2019
January 1, 2019 through March 31, 2019	$1.21	$5.52	$0.12	$0.38
April 1, 2019 through June 30, 2019	$1.37	$1.97	$0.12	$0.17
July 1, 2019 through September 30, 2019	$0.79	$1.62	$0.03	$0.13
October 1, 2019 through December 31, 2019	$0.7	$1.25	$0.03	$0.13

On April 16, 2020, our common stock had a closing price of $2.11 and our warrants had been thinly traded.

(b) Holders

On April 16, 2020 there were 341 holders of record of our common stock and 2 holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

On April 4, 2019, the Company entered into certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company issued 1,492,000 shares of its common stock, par value $0.0001 per share, at a per share purchase price of $2.00. The net proceeds to the Company from this offering were approximately $2.9 million. The shares issued in the securities purchase agreement are exempt from the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder.

On December 23, 2019, the Company entered into certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act, pursuant to which the Company issued 3,692,859 shares of its common stock, par value $0.0001 per share, at a per share purchase price of $1.00 on January 21, 2020. The shares issued in the securities purchase agreement are exempt from the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder.

On January 24, 2020, the Company issued an aggregate of 4,000,000 shares of its common stock, par value $0.0001 per share, to all the shareholders of Sichuan Wuge Network Games Co., Ltd. (“Wuge”), pursuant to a share purchase agreement with Wuge, in exchange for the Wuge’s shareholders’ approval to cause Wuge to enter into, certain contractual agreements with Tongrong Technology (Jiangsu) Co., Ltd. (“Tongrong WFOE”), the Company’s indirectly owned subsidiary, through which Tongrong WFOE shall have the right to control, manage and operate Wuge in return for a service fee equal to 100% of Wuge’s net income. The shares issued in the securities purchase agreement are exempt from the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder.

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

Overview

During the fiscal year ended December 31, 2019, we were primarily engaged in three segments of business: (1) solid waste recycling systems business; (2) coal and coke wholesale business; and (3) coating materials business.

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

Our fuel materials, mainly coal, operations are largely affected by the following aspects. First, the PRC's macroeconomic growth is not as fast as expected; the slowdown of economic growth will affect the demand of the market, and the reduction of coal consumption by enterprises will affect the sales of coal and directly affect our earnings. Second, the coal market price fluctuation will also affect our sales revenue; because Jiangsu Rong Hai has long-term and stable customers, the price fluctuations will affect the cost of purchasing coal and thus affect our revenue. Third, the risk of price fluctuation in the shipping industry. The fluctuation of shipping price will also directly affect the fluctuation of coal market price, thus affecting our income. Fourth, we have long-term and stable customers and continues to rely on a small number of customers from 2009 to 2019. Losing our major customers will have a significant impact on our results of operations. In addition, the payment situation of these customers will be affected by abnormal market changes, which will have a negative impact on our business recovery accounts and cash flow.

As a result of the COVID-19 pandemic, we might see a slowdown in revenue growth in first and second quarter 2020 as our businesses might be negatively impacted by the novel coronavirus (COVID-19) outbreak. For a detailed description of the risks associated with the novel coronavirus, see Recent Developments and "Risk Factors—Risks Related to Our Business and Operations—The occurrence of the COVID-19 pandemic may negatively affect our operations depending on the severity and longevity of the pandemic." Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

Results of Operations

Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018

				Percentage
	2019	2018	Change	Change
Revenues – Equipment and systems	$-	$-	$-	-
Revenues – Fuel materials	18,955,988	1,106,923	17,849,065	1612.5%
Revenues – Trading and others	628,489	346,153	282,336	81.6%
Total revenues	19,584,477	1,453,076	18,131,401	1247.8%
Cost of Revenues – Equipment and systems	-	-	-	-
Cost of Revenues – Fuel materials	18,699,429	1,075,215	17,624,214	1639.1%
Cost of Revenues – Trading and others	322,813	43,956	278,857	634.4%
Total cost of revenues	19,022,242	1,119,171	17,903,071	1599.7%
Gross profit	562,235	333,905	228,330	68.4%
Operating expenses	851,638	747,823	103,815	13.9%
Loss from operations	(289,403)	(413,918)	124,515	(30.1)%
Other income (expense), net	3,920	13,122	(9,202)	(70.1)%
Loss from continuing operations	(414,283)	(405,124)	(9,159)	2.3%
Discontinued operations:
(Loss) income from discontinued operations, net of taxes	(16,412,060)	1,855,116	(18,267,176)	(984.7)%
Net (loss) income	(16,826,343)	1,449,992	(18,276,335)	(1260.4)%

Revenues

The Company’s revenue consists of solid waste recycling systems and equipment revenue, coating and fuel materials revenue, and trading and others revenue. Total revenues increased by approximately $18.1 million, or approximately 1,247.8%, to approximately $19.6 million for the year ended December 31, 2019, compared to approximately $1.5 million for the year ended December 31, 2018. The overall increase in total revenue was attributable to the Company’s has discontinued Wuhan Host and Shengrong WFOE.

Fuel Revenue

During the year ended December 31, 2019, we sold 240,597 tons of coal after Rong Hai being acquired with an average selling price of approximately $78.79 per ton.

Others Revenue

Our other revenues increased by approximately $0.3 million, or 81.6%, to approximately $0.6 million for the year ended December 31, 2019 as compared to approximately $0.3 million for the year ended December 31, 2018. The increase was mainly due to increased harbor cargo handling revenue of Rong Hai.

Cost of Revenues

The Company’s cost of revenues consists of cost of solid waste recycling systems, cost of coating and fuel materials, and cost of trading and others. Total cost of revenues increased by approximately $17.9 million, or approximately 1,599.7% to approximately $19.0 million for the year ended December 31, 2019, compared to approximately $1.1 million for the same period in 2018. Our total cost of revenues increase was attributable to the Company’s general increase in revenue for fuel materials.

Cost of Fuel Materials Revenue

During the year ended December 31, 2019, we sold 240,597 tons of coal after Rong Hai being acquired with an average unit cost of approximately $77.72.

Cost of Others Revenue

Cost of others revenue increased by approximately $0.3 million or 634.4%, to approximately $0.3 million for the year ended December 31, 2019, compared to $0.04 million for the same period in 2018. The increase was mainly due to increased harbor cargo handling revenue of Rong Hai.

Gross Profit

The Company’s gross profit increased by approximately $0.2 million, or 68.4%, to approximately $0.6 million during the year ended December 31, 2019, from approximately $0.3 million for the year ended December 31, 2018. The increase was due to the Company’s increased harbor cargo handling revenue which typically has higher gross margins because there is limited competition at the harbor where the Company operates such service.

Operating Expenses (Income)

The Company’s operating expenses (income) include selling, general and administrative (“SG&A”) expenses, (recovery of) provision for doubtful accounts.

SG & A expenses increased by approximately $0.1 million, by approximately 13.9%, from approximately $0.7 million for the year ended December 31, 2018 to approximately $0.9 million for the year ended December 31, 2019. The slight increase was due to slight increases in general and administrative expenses from the Company’s investment in professional staff as part of the general expense of maintaining as public company.

Loss from Operations

As a result of the foregoing, loss from operations for the year ended December 31, 2019 was approximately $(0.3) million, a decrease of approximately $0.1 million, or approximately 30.1%, from approximately $(0.4) million for the year ended December 31, 2018. The decrease of loss was a result of improved gross profit, partially offset by an increase in selling, general and administrative expenses.

Net Income (Loss)

As a result of the foregoing, net income decreased by approximately $18.3 million, or 1260.4%, to approximately $(16.8) million for the year ended December 31, 2019, from approximately $1.5 million for the same period in 2018.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of December 31, 2019, our net working capital deficit was approximately $4.1 million, over 21% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $5.3 million and is expected to continuing generate cash flow from operations in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the year ended December 31, 2019 and 2018.

	For the Years ended December 31,
	2019	2018

Net cash provided by (used in) operating activities	$759,457	$(2,038,239)
Net cash provided by investing activities	-	2,444,720
Net cash provided by (used in) provided by financing activities	2,476,605	(52,174)
Effect of exchange rate change on cash	64,945	(89,453)
Net change in cash	$3,301,007	$264,854

As of December 31, 2019 and 2018, the Company had cash in the amount of $4,027,744 and $726,737, respectively. As of December 31, 2019, approximately $4,03,000 and approximately $354 were held by the Company’s subsidiaries in the PRC and Hong Kong, respectively. As of December 31, 2018, approximately $719,000 and approximately $8,000 were held by the Company’s subsidiaries in the PRC and Hong Kong, respectively.

Operating activities

Net cash provided by operating activities was approximately $0.8 million for the year ended December 31, 2019, as compared to approximately $2.0 million net cash used in operating activities for the year ended December 31, 2018. Net cash used in operating activities was mainly due to increase of $0.9 million in accounts receivables, increase of $0.2 million in other receivables, increase of $1.3 million in accounts and other receivables, decrease of $2.5 million in prepayments, and the add back of non-cash items including $10.2 million in write down of assets in discontinued operations, and $3.4 million in write down of goodwill for discontinued operations.

Investing activities

Net cash provided by investing activities was approximately $0 million for the year ended December 31, 2019, as compared to approximately $2.4 million net cash provided by investing activities for the year ended December 31, 2018.

Financing activities

Net provided by in financing activities was approximately $2.5 million for the year ended December 31, 2019, as compared to approximately $50,000 net cash used financing activities for the year ended December 31, 2018. Net cash used in financing activities for the year ended December 31, 2019 was mainly due to approximately $0.5 million repayment on short-term bank loan and was offset by the issuance of common stock of approximately $3.0 million to a group of unrelated third party investors in the PRC.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-32 comprising a portion of this Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective at December 31, 2019 due to the material weaknesses identified by our management as described above.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this report:

Name	Age	Position
Yimin Jin	47	Chief Executive Officer and Co-Chairman of the Board
Wei Xu	51	Co-Chairman of the Board
Yuguo Zhang	62	President
Qihai Wang	50	Director
Xiaonian Zhang	67	Vice President
Bibo Lin	36	Vice President
Yi Li	42	Chief Financial Officer and Secretary
Mingyue Cai (1)(2)(3)	41	Director
Manli Long (1)(2)(3)	40	Director
Mingze Yin(1)(2)(3)	32	Director
Min Zhu(1)(2)(3)	39	Director

(1)	Member of our Audit Committee

(2)	Member of our Compensation Committee

(3)	Member of our Nominating and Corporate Governance Committee

Business Experience and Directorships

The following describes the backgrounds of the director nominees. Our board of directors has determined that (a) other than Messrs. Yimin Jin, Wei Xu and Qihai Wang, all of our directors are independent directors as defined under the NASDAQ Stock Market’s listing standards governing members of boards of directors, and (b) the members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are independent under applicable SEC rules

Mr. Yimin Jin

Mr. Jin was appointed as the Chief Executive Officer and the Co-Chairman of the Board on April 15, 2019. Yimin Jin has extensive experience in investment and financing industry. From 1995 to 2001, Mr. Jin served as the General Manager of Shanghai Pudong Development Bank, and from 2001 to October 2015, Mr. Jin served as the Managing Director of Shanghai Xiefeng Science and Technology Investment Co., Ltd. Mr. Jin has served as general manager of Shanghai Guangdian Assets Management Co., Ltd. since November 2015. Mr. Jin received his college diploma from Shanghai Shanda College in 1993 and received his Bachelor of Finance degree from Shanghai Television University in 1998. Mr. Jin obtained his MSBA degree from Madonna University in 2001. We believe Mr. Jin is well qualified to serve on our board of directors because of his extensive investment experience.

Mr. Wei Xu

Mr. Xu is the inventor of QR code patent and the creator of Code Chain interface. He founded and has served as the chairman of the board of director at Lingkong Group, a Chinese company that engages in systems applications and products in data processing, since August 2006. In July 2019, Mr. Xu founded Sichuan Wuge Network Games Co., Ltd., a technology company that combines IoT and e-commerce that is based on ChainCode interface. From July 1994 to July 2006, Mr. Xu was the COO of NEC IT Management Co., Ltd., the Chinese subsidiary of NEC Japan, a company that provides information technology solutions including but not limited to SAP, SCM and Matrixlink. Mr. Xu received his bachelor’s degree in business administration in China from Fudan University in 1992.

Mr. Yuguo Zhang

Mr. Yuguo Zhang was appointed as the President and the Co-Chairman of the Board on April 25, 2019. Mr. Zhang is a senior partner at Highlights Group. He has been engaged in management service for more than 30 years and has experience in managing various types of large-scale industries including media, port, logistics, etc. He worked as the President’s Assistant at Shanghai Economic News Press (1991-1993). He has served as a director of Jiangsu Siyuan Port Corp. since September 2016 and has been serving as the president of Jiangsu Siyuan Port Co., Ltd. since October 2014. He. From 2012 to 2014, Mr. Zhang served as the president of Jiangsu Xinming Port Co., Ltd., and from 2008 to 2012, Mr. Zhang served as the president of Rugao Port Group. Mr. Zhang received his Bachelor of Chinese Language degree from East China Normal University in 1991 and obtained his MSBA degree from Madonna University in 1999.

Mr. Qihai Wang

Mr. Wang was appointed as a director of our Board on April 24, 2019. Mr. Wang is currently the general manager of Jiangsu Ronghai electric power fuel co., LTD., and vice President of Nantong Enterprise Culture Research Association. He has been in the coal industry for more than thirty years. Proficient in bulk trade, transportation, processing and other business. In 1987, He was in charge of coal procurement in Tianjia-an Power Plant. In 2000, he was the general responsible for coal trade in Gansu province of Nanjing Jutai Trading Co., LTD., and in 2004, he was the general responsible for coal purchase in western China of Nantong Linan Industry and Trade co., LTD. Founded Jiangsu Ronghai Electric Power Fuel Co., ltd. in 2009 and has been the general manager since then. Mr. Qihai Wang graduated from Huainan Teachers’ College in July 1993 with a degree in Statistics.

Mr. Xiaonian Zhang

Mr. Zhang became the President and a director of our Company on February 8, 2018. Mr. Zhang resigned from his positions as the President and a director on April 24, 2019 and was appointed as the Vice President of the Company on April 25, 2019. Xiaonian Zhang was appointed to be President and a director of Sunlong in 2017. From 2009 to present, Mr. Zhang has been the general manager and head of technology department in Hubei Shengrong Environmental Protection Energy-Saving Science and Technology Co. Ltd. Over the last decade, Mr. Zhang had been working on R&D and successfully managed a team with a research focus on high efficiency permanent magnetic separation of industrial solid wastes and comprehensive utilization of tailings. Mr. Zhang also held 2 U.S. invention patents on the high efficiency permanent magnetic comprehensive separating technology. Mr. Zhang graduated from Huazhong University of Science and Technology in July 1989 with a Bachelor degree of Automatic Control.

Mr. Bibo Lin

Mr. Lin is the founder and President of Wuge Network Games Co., Ltd., a PRC company contractually controlled by the Company that develops games and combines IoT and e-commerce based on ChainCode interface. Mr. Lin has extensive experience in information technology and Blockchain technology. From September 2018 to May 2019, Mr. Lin was the CEO of Chengdu Yuan Malian Technology Co., Ltd., a PRC company that engaged in technical support of Internet of Things. From December 2017 to July 2018, Mr. Lin was the CEO of Sichuan Hongming Technology Development Co., Ltd., a PRC company that engaged in the development and maintenance of Internet application software. From February 2015 to January 2018, Mr. Lin was the CEO of Chengdu Huasu Internet Technology Service Co., Ltd., a PRC company that engaged in Internet consulting and Internet project development planning. From February 2014 to January 2015, Mr. Lin was the Vice President at Sichuan Tiangou Technology Co., Ltd., a PRC company that operated e-commerce. Prior to that, Mr. Lin worked for Alibaba Sichuan as a sales manager for 7 years.

Ms.Yi Li

Ms. Yi Li was appointed Chief Financial Officer on April 25, 2019. From 2005 to 2007, Ms. Li served as Financial Accounting of Shanghai Supersharp International Co., Ltd. From 2007 to 2009, Ms. Li served as Finance Officer of the HongKong OneByOne Trading & Accessories Co., Ltd. Ms. Li worked as the Financial Manager at Shanghai Yitex Garment Co., Ltd. from 2010 to 2015. Ms. Li served as the Chief Financial Officer of Shanghai Difeng Group since 2015 till now. Ms. Li received her Bachelor degree of International Business and MBA from Auckland Institute of Studies.

Ms. Manli Long

Ms. Manli Long was appointed as a director of our Board on April 08, 2019. She is also currently an associate professor at the Department of Foreign Language: Hubei University of Technology, a position she has held since July 2014. Ms. Manli Long has been engaged in English teaching and research for many years. During the course of her career, she won many school awards recognizing her outstanding teach ability. Ms. Manli Long received her bachelor degree in English from Hubei University of Technology in 2002 and obtained her master degree in Foreign Linguistics and Applied Linguistics from Hubei University of Technology in 2007.

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

Mr. Mingyue Cai

Mr. Cai has been the Vice President at Yitu Safety Technology (Shenzhen) Co., Ltd., a PRC company engages in artificial intelligence development and application. From November 2009 to August 2017, he was an administrative director at Rugao Port Group Co., Ltd., a PRC company that focuses on port logistics, industrial park construction and timber, coal and ore trade. From June 2004 to October 2009, Mr. Cai worked as a manager at Shanghai Rishan Environmental Protection Technology Co., Ltd., a PRC company that distribute and retail environmentally friendly cleaning products. Mr. Cai has a bachelor’s degree in administrative management.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. We anticipate that a majority of our board of directors will be independent as of the closing of the Business Combination. An “independent director” is defined under the NASDAQ rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We anticipate that our board of directors will determine that Mr. Mingyue Cai, Mr. Manli Long, Mr. Min Zhu and Mr. Mingze Yin are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Leadership Structure and Risk Oversight

The board of directors does not have a lead independent director. Currently Mr. Yimin Jin serves as our Chief Executive Officer and Co-Chairman of the Board, Mr. Wei Xu serve as President and Co-Chairman of the Board.

Committees of the Board of Directors

The standing committees of our board of directors currently consists of an Audit Committee and a Compensation Committee, and after the Business Combination will also consist of a Nominating and Corporate Governance Committee. Each of the committees will report to the board of directors as they deem appropriate and as the board may request.

Audit Committee

Our Audit Committee currently consists of Mr. Mingze Yin, Ms. Manli Long, Mr. Min Zhu and Mr. Mingyue Cai with Mr. Mingze Yin serving as the chairman of the Audit Committee. We believe that each of these individuals qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. We also believe that Mr. Mingze Yin qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is attached as an exhibit to this Report.

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

Compensation Committee

Our Compensation Committee currently consists of Mr. Mingyue Cai, Ms. Manli Long, Mr. Min Zhu and Mr. Mingze Yin, with Mr. Mingyue Cai serving as the chairman of the Compensation Committee. We anticipate that each of the members of our Compensation Committee will be independent under the applicable NASDAQ listing standards. Our board of directors has adopted a written charter for the Compensation Committee, which is attached as an exhibit to this Report.

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

Our Corporate Governance and Nominating Committee currently consists of Mingyue Cai, Ms. Manli Long, Mr. Min Zhu and Mr. Mingze Yin, with Mr. Min Zhu serving as the chairman of the Corporate Governance and Nominating Committee. We anticipate that each of the members of our Corporate Governance and Nominating Committee will be independent under the applicable NASDAQ listing standards. Our board of directors has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.tmsr-ltd.com.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2019 there were no delinquent filers.

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

Item 11. Executive Compensation

The following table provides disclosure concerning all compensation paid for services to TMSR in all capacities for our fiscal years ended December 31, 2019 and 2018 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Yimin Jin (1)	2019	100,000	-	-	-	-	100,000
(CEO)	2018	-	-	-	-	-	-

Yi Li (2)	2019	30,000	-	-	-	-	30,000
(CFO)	2018	-	-	-	-	-	-

Xiaoyan Shen (3)	2019	-	-	-	-	-	-
(Former CFO)	2018	36,538	-	-	-	-	36,538

Jiazhen Li (4)	2019	-	-	-	-	-	-
(Former CEO)	2018	9,135	-	-	-	-	9,135

Chuanliu Ni (5)	2019	-	-	-	-	-	-
(Former CEO)	2018	95,875	-	-	-	-	95,875

(1)	Ms. Yimin Jin was appointed as the CEO of the Company on April 15, 2019. Ms. Jin is entitled to an annual base salary of $100,000 pursuant to the employment agreement he had with the Company.

(2)	Ms. Yi Li was appointed as the CFO of TMSR on April 25, 2019. Ms. Li was entitled to an annual base salary of $30,000 pursuant to the employment agreement she had with the Company.

(3)	Ms. Xioyan Shen was appointed as the CFO of TMSR on February 6, 2018. Ms. Shen was entitled to an annual base salary of $36,538 pursuant to the employment agreement she had with the Company. Ms. Shen resigned on April 15, 2019.

(4)	Ms. Jiazhen Li was appointed as the CEO of the Company on October 4, 2018. Ms. Li is entitled to an annual base salary of $9,135 pursuant to the employment agreement he had with the Company. Ms. Li resigned on April 15, 2019.

(5)	Dr. Chuanliu Ni was appointed as the CEO of the Company on February 6, 2018. Dr. Ni was entitled to an annual base salary of $127,833 pursuant to the employment agreement he had with the Company. Dr. Ni resigned on October 4, 2018.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2019

During the fiscal year ended December 31, 2019, no shares of common stock were granted to our officers and directors under the plan.

Outstanding Equity Awards at Fiscal Year-End

None.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have entered into employment agreements with each of our executive officers, respectively, (each an “Employment Agreement,” collectively, the “Employment Agreements”). Under these agreements, each of our executive officers is employed for a specified time period. We may terminate employment for cause, at any time, without advance notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a crime, or misconduct or a failure to perform agreed duties. The executive officer may resign at any time with a three-month advance written notice.

The officers also agreed to enter into additional confidential information and invention assignment agreements and are subject to certain non-compete and non-solicitation restrictions for a period one year following termination.

Director Compensation

The following table represents compensation earned by our non-executive directors in 2019.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Yuguo Zhang (1)	$100,000	-	-	-	$100,000
Qihai Wang (2)	$10,000	-	-	-	$14,615
Xueyuan Han (3)	$10,000	-	-	-	10,000
Manli Long (4)	$10,000	-	-	-	$10,000
Mingze Yin (5)	$10,000	-	-	-	$10,000
Min Zhu (6)	$10,000	-	-	-	$10,000

(1)	Mr. Yuguo Zhang was appointed as a director of the Company on April 25, 2019 and shall receive annual compensation at $100,000. Yuguo Zhang resigned from his position on February 25, 2020.

(2)	Mr. Qihai Wang was appointed as a director of the Company on April 24, 2019 and shall receive annual compensation at $10,000.

(3)	Ms. Xueyuan Han was appointed as a director of the Company on April 08, 2019 and shall receive annual compensation at $10,000. Xueyuan Han resigned from his position on February 25, 2020.

(4)	Ms. Manli Long was appointed as a director of the Company on April 08, 2019 and shall receive annual compensation at $10,000.

(5)	Mr. Mingze Yin was appointed as a director of the Company on March 22, 2019 and shall receive annual compensation at $10,000.

(6)	Ms. Min Zhu was appointed as a director of the Company on March 22, 2019 and shall receive annual compensation at $10,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 17, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

The percentage ownership information shown in the table below is based on that there were 28,514,520 shares of common stock outstanding as of April 17, 2020.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Named Executive Officers
Yimin Jin, Chief Executive Officer and Co-Chairman of the Board	4,334,705	15.20%
Wei Xu, Co-Chairman of the Board	3,755,000	12.17%
Yuguo Zhang, President	805,000	2.82%
Yi Li, Chief Financial Officer	0	-
Bibo Lin, Vice President	1,200,000	4.21%
Xiaonian Zhang, Vice President	0	-
Qihai Wang, Director	1,036,000	3.63%
Mingyue Cai, Director	0	-
Manli Long, Director	0	-
Mingze Yin, Director	0	-
Min Zhu, Director	0	-
All officers and directors as a group (11 persons):	11,130,705	39.04%

5% Beneficial Owner
None	-	-

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 180 Qingnian West Road, Hongqiao Building West, 4th Floor, Nantong, Jinagsu, China 226001.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except for the employment agreements previously entered into between us and certain of our named executive officers, since January 1, 2018, none of our directors or named executive officers, nor any person who owned of record or was known to own beneficially more than 5% of the outstanding Shares of our common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction, or in any proposed transaction, which has materially affected or will affect us.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Manli Long, Mr. Mingze Yin, Mr. Mingyue Cai and Mr. Min Zhu are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

WWC, P.C., (“WWC”) was appointed by the Company to serve as its independent registered public accounting firm for fiscal years ended December 31, 2019 and 2018. During the period from April 10, 2018 to October 26, 2018, Friedman, LLP served as the independent registered public accounting firm of the Company. The following is a summary of fees paid or to be paid to WWC or Friedman, LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman in connection with regulatory filings. The aggregate fees billed by Friedman, LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2019 and 2018 totaled $0 and $240,000, respectively. The aggregate fees billed or to be billed by WWC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2019 and 2018 totaled $250,000 and $240,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2019, we did not pay WWC or Friedman, LLP for consultations concerning financial accounting and reporting standards.

Tax Fees. We paid WWC $5,000 for preparation of our 2018 US Income Tax Returns in 2019. We did not pay Friedman, LLP for tax planning and tax advice for the year ended December 31, 2019 and 2018.

All Other Fees. We did not pay WWC or Friedman, LLP for other services for the year ended December 31, 2019 and 2018.

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

EXHIBIT INDEX

Description
3.1	Articles of Incorporation. (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws. (1)
10.1	Director Offer Letter between the Company and Mr. Min Zhu, dated March 22, 2019 (3)
10.2	Director Offer Letter between the Company and Mr. Mingze Yin, dated March 22, 2019 (3)
10.3	Director Offer Letter between the Company and Ms.Manli Long, dated April 5, 2019 (4)
10.4	Employment Agreement between Mr. Yimin Jin and the Company dated April 15, 2019 (5)
10.5	Employment Agreement between Ms. Yi Li and the Company dated April 25, 2019 (6)
10.6	Employment Agreement between Mr. Yuguo Zhang and the Company dated April 25, 2019 (6)
10.7	Director Offer Letter between the Company and Mr. Yuguo Zhang, dated April 25, 2019 (6)
10.8	Employment Agreement between Mr. Xiaonian Zhang and the Company dated April 25, 2019 (6)
10.9	Director Offer Letter between the Company and Mr. Qihai Wang, dated April 25, 2019 (6)
10.10	Form of Securities Purchase Agreement (7)
10.11	Share Purchase Agreement dated January 3, 2020 (8)
10.12	Technical Consultation and Services Agreement dated January 3, 2020 (8)
10.13	Equity Pledge Agreement dated January 3, 2020 (8)
10.14	Equity Option Agreement dated January 3, 2020 (8)
10.15	Voting Rights Proxy and Financial Support Agreement dated January 3, 2020 (8)
10.16	Director Offer Letter between the Company and Wei Xu, dated January 3, 2020 (8)
10.17	Director Offer Letter between the Company and Mingyue Cai, dated February 25, 2020 (9)
10.18	Employment Contract between the Company and Bibo Lin, dated February 25, 2020 (9)
14.1	Code of Business and Ethics. (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by 18 U.S.C. 1350.*
32.2	Certification of the Chief Financial Officer required by 18 U.S.C. 1350.*
99.1	Form of Audit Committee Charter (2)
99.2	Form of Compensation Committee Charter (2)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on June 26, 2018.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on June 16, 2015.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on March 25, 2019.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on April 8, 2019.

(5)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on April 15, 2019.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on April 26, 2019.

(7)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 26, 2019.

(8)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 3, 2020.

(9)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on February 26, 2020.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
TMSR Holding Company Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TMSR Holding Company Limited (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the two year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WWC, P.C.

WWC, P.C.
Certified Public Accountants

We have served as the Company’s auditor since October 26, 2018

San Mateo, California
April 17, 2020

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,483,938	$89,270
Notes receivable	43,003	-
Accounts receivable, net	2,197,264	3,083,291
Other receivables, net	52,616	216,284
Inventories	1,197,065	1,367,021
Prepayments	4,069,214	1,644,368
Discontinued operations - current assets	1,543,806	3,259,383
Total current assets	11,586,906	9,659,617

PLANT AND EQUIPMENT, NET	19,057	27,693

RIGHT-OF-USE ASSETS	90,250	-

OTHER ASSETS
Goodwill	7,289,454	7,392,992
Other assets	-	97,020
Deferred tax assets	37,532	118,020
Discontinued operations – non-current assets	3,424,390	15,557,635
Total other assets	10,751,376	23,165,667

Total assets	$22,447,589	$32,852,977

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$-	$508,832
Third party loan	-	144,841
Accounts payable	344,108	821,291
Other payables and accrued liabilities	4,121,862	1,794,300
Other payables - related parties	1,336,902	2,752,108
Customer deposits	146,771	-
Lease liabilities - current	61,009	-
Taxes payable	202	12,534
Discontinued operations - current liabilities	10,174,066	7,309,887
Total current liabilities	16,184,920	13,343,793

OTHER LIABILITIES
Lease liabilities – non-current	61,580	-
Discontinued operations – non-current liabilities	239,097	145,381
Total other liabilities	300,677	145,381

Total liabilities	16,485,597	13,489,174

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and 2018, respectively		-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 20,821,661 and 19,895,935 shares issued and outstanding as of December 31, 2019 and 2018, respectively*	2,082	1,990
Additional paid-in capital	8,350,861	4,814,846
Statutory reserves	-	-
(Accumulated deficit) retained earnings	(1,558,683)	15,267,660
Accumulated other comprehensive (loss) income	(832,268)	(720,693)
Total shareholders’ equity	5,961,992	19,363,803

Total liabilities and shareholders’ equity	$22,447,589	$32,852,977

* Giving retroactive effect to the 2 for 1 split effected on June 20, 2018

The accompanying notes are an integral part of these consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2019	2018
REVENUES
Equipment and systems	$-	$-
Fuel materials	18,955,988	1,106,923
Trading and others	628,489	346,153
TOTAL REVENUES	19,584,477	1,453,076

COST OF REVENUES
Equipment and systems	-	-
Fuel materials	18,699,429	1,075,215
Trading and others	322,813	43,956
TOTAL COST OF REVENUES	19,022,242	1,119,171

GROSS PROFIT	562,235	333,905

OPERATING EXPENSES (INCOME)
Selling, general and administrative	1,170,617	747,823
(Recovery of) provision for doubtful accounts	(318,979)	-
TOTAL OPERATING EXPENSES	851,638	747,823

LOSS FROM OPERATIONS	(289,403)	(413,918)

OTHER INCOME (EXPENSE)
Interest income	2,022	95
Interest expense	(23,251)	(16,992)
Investment income	1,023	-
Other income (expense), net	24,126	30,019
Total other (expense), net	3,920	13,122

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(285,484)	(400,796)

PROVISION FOR INCOME TAXES	128,799	4,328

LOSS FROM CONTINUING OPERATIONS	(414,283)	(405,124)

Discontinued operations:
(Loss) income from discontinued operations, net of taxes	(16,412,060)	1,855,116

Net (loss) income	(16,826,343)	1,449,992

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(111,574)	(2,322,191)

COMPREHENSIVE LOSS	$(16,937,917)	$(872,199)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	21,212,735	23,349,524

Earnings per share from continuing operations
Basic and diluted	(0.02)	(0.02)

Earnings per share from discontinued operations	(0.77)	0.08
Basic and diluted

Earnings per share available to common shareholders
Basic and diluted*	$(0.79)	$0.06

* Giving retroactive effect to the 2 for 1 split effected on June 20, 2018

The accompanying notes are an integral part of these consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Additional	Retained earnings		Accumulated other comprehensive
	Preferred stock		Common stock		paid-in	Statutory		income
	Shares	Par Value	Shares*	Par Value	capital	reserves	Unrestricted	(loss)	Total
BALANCE, December 31, 2017	-	-	17,990,856	1,799	10,591,492	2,137,815	13,817,668	701,217	27,249,991
Reverse capitalization	-	-	4,758,774	476	7,453,773	-	-	-	7,454,249
Issuance of common stock for cash	-	-	26,693	3	133,332	-	-	-	133,335
Acquisition of Wuhan HOST Coating Materials Co. Ltd.	-	-	1,012,932	101	4,699,899	-	-	-	4,700,000
Acquisition of Jiangsu Rong Hai Electric Power Fuel Co. Ltd.	-	-	4,630,000	463	9,259,537	-	-	-	9,7260,000
Disposition of Hubei Shengrong Environmental Protections and Energy Saving Technology Co. Ltd.	-	-	(8,523,320)	(852)	(27,323,187)	(2,137,815)	-	900,281	(28,561,573)
Net income	-	-	-	-	-	-	1,449,992		1,449,992
Foreign currency translation	-	-	-	-	-	-		(2,322,191)	(2,322,191)
BALANCE, December 31, 2018	-	$-	19,895,935	$1,990	$4,814,846	$-	$15,267,660	$(720,693)	$19,363,803
Net loss	-	-	-	-	-	-	(16,826,343)	-	(16,826,343)
Conversion of warrants into common stock	-	-	106,903	11	(11)	-	-	-	-
Issuance of common stock for debt settlement	-	-	131,330	13	261,334	-	-	-	261,347
Issuance of common stock for debt settlement	-	-	142,530	14	290,747	-	-	-	290,761
Issuance of common stock for cash	-	-	1,492,000	149	2,983,850	-	-	-	2,983,999
The cancellation of the common stock	-	-	(947,037)	(95)	95	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	(111,574)	(111,574)
BALANCE, December 31, 2019	-	$-	20,821,661	2,082	8,350,861	-	(1,558,683)	(832,267)	5,961,993

* Giving retroactive effect to the 2 for 1 split effected on June 20, 2018

The accompanying notes are an integral part of these consolidated financial statements.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(16,826,343)	$1,449,992
Adjustments to reconcile net income to net cash used in operating activities:
Write down of assets in discontinued operations	13,380,258	-
Goodwill impairments of discontinued operations	3,424,390	-
Depreciation of plant and equipment	93,055	377,064
Amortization of intangible assets	20,895	294,643
(Recovery of) provision for doubtful accounts	-	(608,864)
Deferred tax provision (benefit)	79,745	92,534
Loss on deconsolidation of subsidiaries	-	14,874
Change in operating assets and liabilities
Notes receivable	(43,499)	(258,305)
Accounts receivables	852,562	(1,588,078)
Accounts receivable - related party		4,618,601
Other receivables	174,874	(103,539)
Other receivable - related party		358,699
Inventories	152,549	3,250,208
Prepayments	(2,486,469)	(14,044,148)
Deferred revenue	-	39,022
Accounts payable	(471,047)	80,155
Other payables and accrued liabilities	2,240,609	778,420
Customer deposits	148,463	430,981
Lease liabilities	32,711	-
Taxes payable	(12,295)	2,779,502
Net cash used in operating activities	759,457	(2,038,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash (disposed from deconsolidation) received from acquisition of TJComex International Group Corp.	-	(9,690)
Cash received from JM Global Holding Company through reverse capitalization	-	7,989,402
Cash payment for acquisition of Wuhan HOST Coating Materials Co. Ltd., net	-	(6,235,363)
Cash received from acquisition of Rong Hai Electric Power Fuel Co. Ltd.	-	753,752
Cash deconsolidated from disposal of Hubei Shengrong Environmental Protections and Energy Saving Technology Co. Ltd.	-	(49,866)
Purchase of equipment	-	(3,515)
Net cash provided by investing activities	-	2,444,720

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,984,094	133,335
Proceeds from short-term loans - bank	-	2,265,790
Repayments of short-term loans - bank	(507,489)	(2,265,790)
Proceeds from third party loan	-	19,740
Repayments of other payable - related parties	-	(205,249)
Net cash provided by (used in) financing activities	2,476,605	(52,174)

EFFECT OF EXCHANGE RATE ON CASH	64,945	(89,453)

INCREASE IN CASH	3,301,007	264,854

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	726,737	461,883

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,027,744	$726,737

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$40,771	$210,733
Cash paid for interest	$23,251	$167,207

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Reverse capitalization with JM Global Holding Company	$-	$7,454,249
Issuance of common stock for the acquisition of Wuhan HOST Coating Materials Co. Ltd.	$-	$4,700,000
Issuance of common stock for the acquisition of Jiangsu Rong Hai Electric Power Fuel Co. Ltd.	$-	$9,260,000
Cancellation of common stock for the disposition of Hubei Shengrong Environmental Protections and Energy Saving Technology Co. Ltd.	$-	$28,561,573
Issuance of common stock for warrants conversion	11	-
Issuance of common stock for debts settlement	552,108	-
The cancellation of the common stock	-	-
Initial recognition of right-of-use assets and lease liabilities	316,923	-

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

On November 30, 2018, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Jirong Huang and Qihai Wang (collectively “Sellers”) and Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), a company incorporated in China engaging in the sale of fuel materials and harbor cargo handling services. Pursuant to the Purchase Agreement, TMSR shall issue an aggregate of 4,630,000 shares of TMSR’s common stock to the Rong Hai Shareholders, in exchange for Rong Hai Shareholders’ agreement to enter into, and their agreement to cause Rong Hai to enter into, certain VIE Agreements (the “Rong Hai VIE Agreements”) with Shengrong WFOE, through which Shengrong WFOE shall have the right to control, manage and operate Rong Hai in return for a service fee approximately equal to 100% of Rong Hai’s net income (“Acquisition”). On November 30, 2018, Shengrong WFOE, the Company’s indirectly owned subsidiary, entered into a series of VIE Agreements with Rong Hai and the Rong Hai Shareholders. The VIE Agreements are designed to provide Shengrong WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Rong Hai, including absolute rights to control the management, operations, assets, property and revenue of Rong Hai. Rong Hai has the necessary license to carry out coal trading business in China. The Acquisition closed on November 30, 2018. Starting on November 30, 2018, the Company’s business activities added coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap, of which business activities are carried out in Nantong, Jiang Su Province, PRC.

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

On January 3, 2020, the Company entered into a Share Purchase Agreement (“SPA”) with Sichuan Wuge Network Games Co., Ltd. (“Wuge”) and all the shareholders of Wuge (“Wuge Shareholders”). Wuge Shareholders are Wei Xu, Bibo Lin, Jiangsu Lingkong Network Joint Stock Co., Ltd., which is controlled by Wei Xu, and Anhui Shuziren Network Technology Co., Ltd., which is controlled by Wei Xu. The financial statements of Wuge are not presented in this annual report; however they will be filed on a separate Form 8-K by the Company upon completion of financial due diligence and audit of Wuge’s financial statements.

The Company’s Board of Directors determined that the certain operating subsidiaries, namely, Wuhan Host, and Shengrong WFOE have been designated as discontinued operations. The Company’s board intends to sell these businesses based on their values as continuing going concerns. The Company’s assets and liabilities on its consolidated balance sheets at December 31, 2019 and 2018 and its statements of operations for the years ended December 31, 2019 and 2018 have been grouped and re-grouped based on this designation.

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

Foreign currency translation and transaction

The reporting currency of the Company is the U.S. dollar. The Company in China conducts its businesses in the local currency, Renminbi (RMB), as its functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. The results of operations are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income (loss) amounted to $ (832,267) and $(720,693) as of December 31, 2019 and 2018, respectively. The balance sheet amounts, with the exception of shareholders’ equity at December 31, 2019 and 2018 were translated at 6.98 RMB and 6.88 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the years ended December 31, 2019 and 2018 were 6.90 RMB and 6.62 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the first-in-first-out method in Shengrong WFOE and weighted average method in Wuhan HOST and Rong Hai. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and recognize an impairment charge against the inventory when the carrying value exceeds net realizable value. As of December 31, 2019 and 2018, no obsolescence and cost in excess of net realizable value were recognized.

Prepayments

Prepayments are funds deposited or advanced to outside vendors for future inventory or services purchases. As a standard practice in China, many of the Company’s vendors require a partial or full payment prior to production and shipment of finished goods This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require any outstanding prepayments to be returned to the Company when the contract ends.

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

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of income. Impairment losses on goodwill are not reversed. As of December 31, 2018, no impairment of goodwill was recognized. In 2019, the Company recorded approximately $3.42 million in impairment to its Wuhan Host and Shengrong WFOE operating units. The entities were located at the epicenter of the COVID 19 virus. Accordingly, those entities were materially adversely impacted.

Impairment for long-lived assets

Long-lived assets, including plant, equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2018, no impairment of long-lived assets was recognized. In 2019, the Company recognized approximately $4.89 million in impairment to long lived assets related to Wuhan Host and Shengrong WFOE.

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

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as warranty retainage during the retainage period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty retainage claims historically. Due to the infrequent and insignificant amount of warranty retainage claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty retainage are recognized over the retainage period over 12 months. For the year ended December 31, 2019, less than 5% of our retainage revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying statements of income and comprehensive income.

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Years ended December 31,
	2019	2018
Revenues – Equipment and systems	$-	$-
Revenues – Fuel materials	18,955,988	1,106,923
Revenues – Trading and others	628,489	346,153
Total revenues	$19,584,477	$1,453,076

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

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the selling, general and administrative expenses and totaled $0 and $261,022 for the years ended December 31, 2019 and 2018, respectively.

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

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company’s PRC tax returns filed for 2016, 2017 and 2018 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its anti-dilutive effect for the year ended December 31, 2019 and 2018, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its anti-dilutive effect for the year ended December 31, 2019 and 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Board of Directors has determined that it will discontinue Wuhan Host, and identify a buyer for the Wuhan Host in 2020. The Company recognized an impairment charge of approximately $3.42 million.

Rong Hai

On November 30, 2018, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Jirong Huang and Qihai Wang (collectively “Sellers”) and Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), a company incorporated in China engaging in the sale of fuel materials and harbor cargo handling services. Pursuant to the SPA, TMSR shall issue an aggregate of 4,630,000 shares of TMSR’s common stock to the Rong Hai Shareholders, in exchange for Rong Hai Shareholders’ agreement to enter into, and their agreement to cause Rong Hai to enter into, certain VIE Agreements (the “Rong Hai VIE Agreements”) with Shengrong WFOE, through which Shengrong WFOE shall have the right to control, manage and operate Rong Hai in return for a service fee approximately equal to 100% of Rong Hai’s net income (“Acquisition”). On November 30, 2018, Shengrong WFOE, the Company’s indirectly owned subsidiary, entered into a series of VIE Agreements with Rong Hai and the Rong Hai Shareholders. The VIE Agreements are designed to provide WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Rong Hai, including absolute rights to control the management, operations, assets, property and revenue of Rong Hai. Rong Hai has the necessary license to carry out coal trading business in China. The Acquisition closed on November 30, 2018.

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

For the years ended December 31, 2018, the impact of the acquisition of Rong Hai to the consolidated statements of income and comprehensive income was not material.

The Company did not record an impairment of goodwill for the year ended December 31, 2019.

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

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Shengrong WFOE is deemed to have a controlling financial interest and be the primary beneficiary of Rong Hai because it has both of the following characteristics:

(1) The power to direct activities at Rong Hai that most significantly impact such entity’s economic performance, and

(2) The obligation to absorb losses of, and the right to receive benefits from Hong Hai that could potentially be significant to such entity.

Accordingly, the accounts of Rong Hai are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in the Company’s consolidated financial statements beginning on November 30, 2018.

The carrying amount of the VIE’s assets and liabilities are as follows:

	December 31,	December 31,
	2019	2018

Current assets	$8,687,451	$6,321,261
Property, plants and equipment	19,057	27,693
Other noncurrent assets	127,782	118,020
Goodwill	7,289,454	7,392,991
Total assets	16,123,744	13,859,965

Current liabilities	6,067,264	4,188,340
Non-current liabilities	61,580	-
Total liabilities	6,128,844	4,188,340
Net assets	$9,994,900	$9,671,625

	December 31,	December 31,
	2019	2018

Short-term loan	$-	$508,832
Accounts payable	619,329	821,289
Other payables and accrued liabilities	301,230	559,984
Other payables – related party	5,082,068	2,285,701
Tax payables	202	12,534
Customer Advances	3,426
Lease liabilities	61,009	-
Total current liabilities	6,067,264	4,188,340
Lease liabilities - noncurrent	61,580	-
Total liabilities	$6,128,844	$4,188,340

The summarized operating results of the VIE’s are as follows:

For the year ended December 31,
2019

Operating revenues	$19,584,477
Gross profit	564,145
Income from operations	592,808
Net income	$464,009

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Accounts receivable and accounts receivable – related party

Accounts receivable consist of the following:

	December 31, 2019	December 31, 2018

Accounts receivable	$2,221,319	$4,924,092
Less: Allowance for doubtful accounts	(24,055)	(732,846)
Total accounts receivable, net	$2,197,264	$4,191,246

Movement of allowance for doubtful accounts is as follows:

	December 31, 2019	December 31, 2018

Beginning balance	$-	$6,674,834
Beginning balance from Wuhan HOST	260,764	218,152
Beginning balance from Rong Hai	472,082	469,000
Depositing ending balance of Hubei Shengrong	-	(5,203,666)
Addition	-	411,261
Recovery and reversals	(708,791)	(1,020,125)
Exchange rate effect	-	(816,610)
Ending balance	$(24,055)	$732,846

Note 6 – Inventories

Inventories consist of the following:

	December 31, 2019	December 31, 2018

Raw materials	$-	$1,965,175
Work in progress	-	258
Finished goods	1,197,065	-
Total inventories	$1,197,065	$1,965,433

The Company did not recognize any write downs on inventory from continuing operations during the years ended December 31, 2019 and 2018.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2019	December 31, 2018

Office equipment and furniture	39,688	43,220
Automobile	209,057	209,057
Subtotal	248,745	252,277
Less: accumulated depreciation and amortization	(229,688)	(224,584)
Total	$19,057	$27,693

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 amounted to $8,345 and $1,578, respectively.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Wuhan HOST	Rong Hai	Total
Balance as of December 31, 2018	$6,946,059	$7,392,991	$14,339,050
Goodwill impairments	(3,424,390)		(3,424,390)
Foreign currency translation adjustment	(97,278)	(103,537)	(200,815)
Balance as of December 31, 2019	$3,424,390	$7,289,454	$10,713,844

Note 9 – Related party balances and transactions

Related party balances

a.	Other receivable – related party:

Name of related party	Relationship	December 31, 2019	December 31, 2018

Xiaonian Zhang	Shareholder of the Company	$-	$40,707

The Company advanced funds to the related party for daily operating purposes.

b.	Other payables – related parties:

Name of related party	Relationship	December 31, 2019	December 31, 2018

Jiazhen Li	CEO, Former Co-Chairman	$-	$11,232
Chuanliu Ni	Former Co-Chairman	325,907	325,907
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500
Chunyong Zheng	Spouse of shareholder of the Company	-	2,543,651
Long Liao	Shareholder of the Company	-	72,690
Wuhan Modern	Under common control of shareholder of the Company	-	712,605
Qihai Wang	Shareholder of the Company	166,673	1,941,957
Jirong Huang	Spouse of shareholder of the Company	-	77,197
Jiangsu Longying Education Technology Co. LTD	A company in which shareholder hold shares	422,868
Yongzheng Wang	Son of shareholder of the Company	-	23,808
Nantong Ronghai Logistics Co., Ltd.	Under common control of shareholder of the Company	-	242,739
Jiangsu Longhai Film Culture Media Co. Ltd	Under common control of shareholder of the Company	280,954
Total		$1,336,902	$6,092,286

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 10 – Debt

Short term loan

Short term loan due to bank is as follows:

Short term loans	Maturities	Weighted average interest rate	Collateral/Guarantee	December 31, 2019	December 31, 2018

Loan from Bank of Jiangsu	September 25, 2019	6.31%	Guaranteed by Qihai Wang’s personal property	$-	508,832

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

Interest expense for the years ended December 31, 2019 and 2018 amounted to $23,251 and $16,992, respectively.

Note 11 – Taxes

Income tax

United States

TMSR was organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018. TMSR’s U.S. net operating loss for the year ended December 31, 2019 amounted to approximately $33,000. As of December 31, 2019, TMSR’s net operating loss carry forward for United States income taxes was approximately $17,000. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there are no impact of GILTI for the year ended December 31, 2019 and 2018, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

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

Significant components of the provision for income taxes are as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018

Current	$49,054	$608,355
Deferred	79,745	(92,535)
Total provision for income taxes	$128,799	$515,820

Under the Income Tax Laws of the PRC, companies are subject to income tax at a rate of 25%. However, Wuhan Host also obtained the “high-tech enterprise” tax status in 2016, which reduced its statutory income tax rate to 15% from 2016 to 2019. Tax savings resulted from the reduced statutory income tax rate amounted to $0 and $276,519 for the years ended December 31, 2019 and 2018, respectively.  Tax savings resulted from the reduced statutory income tax rate that increased the Company’s earnings per share by $0.00 and $0.01 for the years ended December 31, 2019 and 2018, respectively.

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	December 31, 2019	December 31, 2018

Net operating losses carried forward – U.S.	$17,309	$10,396
Net operating losses carried forward – PRC	-	-
Bad debt allowance	37,532	205,863
Valuation allowance	(17,309)	(10,396)
Deferred tax assets, net	$37,532	$205,863

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

Taxes payable consisted of the following:

	December 31, 2019	December 31, 2018

VAT taxes payable	$-	$24,436
Income taxes payable	-	13,114
Other taxes payable	202	18,199
Total	$202	$55,749

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Leases

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the year ended December 31, 2019 and 2018, rent expenses amounted to $ 32,711 and $152,734, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended December, 31	Operating lease amount
2020	$40,423
2021	32,339
2022	32,339
2023	24,254
Total lease payments	129,355
Less: interest	(6,766)
Present value of lease liabilities	$122,589

Note 13 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of December 31, 2019 and 2018, no cash were deposited with various financial institutions located in the U.S. As of December 31, 2019 and 2018, $4,003,554 and $680,709 and were deposited with various financial institutions located in the PRC, respectively. As of December 31, 2019 and 2018, $354 and $7,823 were deposited with one financial institution located in Hong Kong, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the year ended December 31, 2019, three customers accounted for 35.3%, 23.7% and 14.4% of the Company’s revenues. For the year ended December 31, 2018, two customers accounted for 34.3% and 22.0% of the Company’s revenues.

As of December 31, 2019, two customers accounted for 77.0% and 21.9% of the Company’s accounts receivable. December 31, 2018, two customers accounted for 41.1% and 13.4% of the Company’s accounts receivable.

For the year ended December 31, 2019, four suppliers accounted for 23.2%, 11.9%, 11.4% and 11.1% of the Company’s total purchases. For the year ended December 31, 2018, one supplier accounted for 57.7% of the Company’s total purchases.

As of December 31, 2019, two suppliers accounted for 70.2% and 11.5% of the Company’s total prepayments; and four suppliers accounted for 45.5%, 25.0%, 16.4% and 13.1% of the Company’s total accounts payable. As of December 31, 2018, three suppliers accounted for 44.2%, 15.5% and 13.9% of the Company’s total prepayments; and four suppliers accounted for 27.4%, 26.5%, 12.5% and 11.9% of the Company’s total accounts payable.

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

As of December 31, 2019, Shengrong WFOE, Wuhan HOST, and Rong Hai, collectively attributed $0 of retained earnings for their statutory reserves as they have accumulated losses.

As a result of the foregoing restrictions, Shengrong WFOE, Wuhan Host and Rong Hai are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Shengrong WFOE, Wuhan Host and Rong Hai from transferring funds to China Sunlong in the form of dividends, loans and advances. As of December 31, 2019 and 2018, amounts restricted are the net assets of Shengrong WFOE, Wuhan Host and Rong Hai which amounted to $(7,263,520) and $2,347,967, respectively.

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

On November 20,2019, the company wrote off 947,037 common shares.

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The summary of warrant activity is as follows:

			Weighted	Average
			Average	Remaining
	Warrants Outstanding	Exercisable Shares	Exercise Price	Contractual Life
December 31, 2018	10,500,000	5,250,000	$5.75	4.41
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	(1,420,652)	(710,326)	$-	-
December 31, 2019	9,079,348	4,539,674	$5.75	3.14

The summary of option activity is as follows:

		Weighted	Average
		Average	Remaining
	Options Outstanding	Exercise Price	Contractual Life
December 31, 2018	824,000	$5.00	4.41
Granted/Acquired	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
December 31, 2019	824,000	$5.00	4.16

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

 Note 16 – Segment reporting

The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations.

The Company’s has discontinued Wuhan Host and Shengrong WFOE. The Company’s remain business segment and operations is JS Ronghai. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to JS Ronghai; accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess JS Ronghai’s performance.

The following represents assets by division as of:

Total assets as of	December 31, 2019	December 31, 2018
Hubei Shengrong and Shengrong WFOE	$-	$-
Wuhan HOST	-	-
Rong Hai and Tongrong WFOE	17,407,872	13,956,986
TJComex Tianjin	-	-
TMSR, China Sunlong, Shengrong BVI and Shengrong HK	71,521	78,973
Total Assets	$17,479,393	$14,035,959

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Discontinued Operations

The following depicts the financial position and result of operations for the discounted operations of Wuhan Host and Shengrong WOFE as of and the year ended December 31, 2019 and the financial position and result of operations for the discounted operations of Wuhan Host, Sheng WOFE, Hubei Shengrong as of and for the year ended December 31, 2018.

	December 31,	December 31,
Financial Position	2019	2018
CURRENT ASSETS
Cash and cash equivalents	1,543,806	637,467
Notes receivable	-	251,513
Accounts receivable, net	-	1,107,955
Other receivables, net	-	49,549
Other receivable - related party	-	40,707
Inventories	-	598,412
Prepayments	-	573,780
Total current assets	1,543,806	3,259,383

PLANT AND EQUIPMENT, NET	-	5,733,639

OTHER ASSETS
Goodwill	3,424,390	6,946,059
Intangible assets, net	-	2,790,095
Deferred tax assets	-	87,843
Total other assets	3,424,390	9,823,997
Total assets	4,968,196	15,557,635

CURRENT LIABILITIES
Accounts payable	2,288,195	627,332
Other payables and accrued liabilities	1,332,430	960,826
Other payables - related parties	3,108,908	3,340,178
Customer deposits	3,019,264	2,338,336
Lease liabilities - current	98,582	-
Taxes payable	326,687	43,215
Total current liabilities	10,174,066	7,309,887

OTHER LIABILITIES
Third party loan - noncurrent	143,345	145,381
Lease liabilities - noncurrent	95,752	-
Total other liabilities	239,097	7,455,268

Total liabilities	10,413,163	13,489,174

Net Assets	(5,444,967)	2,068,461

TMSR HOLDING COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
Results of Operations	2019	2018
REVENUES
Equipment and systems	$3,621,835	$15,298,353
Coating and fuel materials	6,424,564	4,962,046
Trading and others	-	1,824,032
TOTAL REVENUES	10,046,399	22,084,431

COST OF REVENUES
Equipment and systems	1,365,340	12,748,378
Coating and fuel materials	5,576,828	3,528,785
Trading and others	-	1,275,397
TOTAL COST OF REVENUES	6,942,168	17,552,560

GROSS PROFIT	3,104,231	4,531,871

OPERATING EXPENSES (INCOME)
Selling, general and administrative	1,377,008	3,199,574
Provision for (recovery of) doubtful accounts	85,446	(610,464)
TOTAL OPERATING EXPENSES	1,462,454	2,589,110

INCOME FROM OPERATIONS	1,641,777	1,942,761

OTHER INCOME (EXPENSE)
Loss on write off of operating and capital assets, and impairment of goodwill	(18,059,823)	(4,898)

(LOSS) INCOME BEFORE INCOME TAXES	(16,418,045)	1,937,863

PROVISION FOR INCOME TAXES	(5,985)	82,747

NET (LOSS) INCOME	$(16,412,060)	$1,855,116

Note 18 – Subsequent events

On January 3, 2020, the Company entered into a Share Purchase Agreement with Sichuan Wuge Network Games Co., Ltd. (“Wuge”) and all the shareholders of Wuge (“Wuge Shareholders”). Wuge Shareholders are Wei Xu, Bibo Lin, Jiangsu Lingkong Network Joint Stock Co., Ltd., which is controlled by Wei Xu, and Anhui Shuziren Network Technology Co., Ltd., which is controlled by Wei Xu. Pursuant to the SPA, TMSR shall issue an aggregate of 4,000,000 shares of TMSR’s common stock (“TMSR Shares”) to the Wuge Shareholders, in exchange for Wuge Shareholders’ agreement to enter into, and their agreement to cause Wuge to enter into, certain VIE agreements (“VIE Agreements”) with Tongrong Technology (Jiangsu) Co., Ltd. (“WFOE”), the Company’s indirectly owned subsidiary, through which WFOE shall have the right to control, manage and operate Wuge in return for a service fee equal to 100% of Wuge’s net income (“Acquisition”). On January 24, 2020, the Company completed the Acquisition and issued the Shares to the Wuge Shareholders.

On January 3, 2020, the Company’s board of directors (the “Board”) of the Company appointed Mr. Wei Xu as a director of the Board, effective upon the closing of the Acquisition.

On January 10, 2020, TMSR Holding Company Limited (the “Company”) issued a press release announcing that on January 9, 2020 the Company received a letter from Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) stating that because the Company’s common stock had a closing bid price at or above $1.00 per share for 10 consecutive business days, the Company had regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2), and that the matter is now closed.

On February 25, 2020, Mr. Yuguo Zhang tendered his resignation as a director and the Co-Chair of the Board of Directors of TMSR Holding Company Limited (the “Company”), effective February 25, 2020. The resignation of Mr. Zhang has been approved by the Nominating and Corporate Governance Committee, the Compensation Committee and the Board of Directors of the Company. Mr. Zhang remained as the President of the Company.

On the same day, Mr. Xueyuan Han tendered his registration as a director, chairman of the Audit Committee, and member of the Compensation Committee and Nominating and Corporate Governance Committee of the Company, effective February 25, 2020. The resignation of Mr. Han has been approved by the Nominating and Corporate Governance Committee, the Compensation Committee and the Board of Directors of the Company. Mr. Han’s resignation was not the result of any disagreement with the Company’s operations, policies or procedures.

On February 25, 2020, approved by the Board of Directors, the Nominating and Corporate Governance Committee, and the Compensation Committee of the Company, Mr. Wei Xu, a director of the Company, was appointed as the Co-Chair of the Board of Directors; Mr. Mingze Yin, a director of the Company, was appointed as the chairman of the Audit Committee; Mingyue Cai was appointed as a director, the chairman of the Compensation Committee, and a member of the Audit Committee and the Nominating and Corporate Governance Committee; and Bibo Lin was appointed as the Vice President of the Company, all effective February 25, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2020	TMSR Holding Company Limited

	By:	/s/ Yimin Jin
Name: Yimin Jin Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Yi Li
Name: Yi Li Title: Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yimin Jin	Chief Executive Officer and	April 17, 2020
Yimin Jin	Co-Chairman of the Board of Directors

/s/ Wei Xu	Co-Chairman of the Board of Directors	April 17, 2020
Wei Xu

/s/ Qihai Wang	Director	April 17, 2020
Qihai Wang

/s/ Yi Li	Chief Financial Officer and Secretary	April 17, 2020
Yi Li	(Principal Financial Officer and Principal Accounting Officer)

/s/ Manli Long	Director	April 17, 2020
Manli Long

/s/ Mingyue Cai	Director	April 17, 2020
Mingyue Cai

/s/ Min Zhu	Director	April 17, 2020
Min Zhu

/s/ Mingze Yin	Director	April 17, 2020
Mingze Yin