Form 10-K/A
period 2019-12-31
TMSR HOLDING Co Ltd
filed 2020-05-14
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

TMSR Company Holding Limited (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2020 (the “Annual Report”).

The Registrant is filing this Amendment to include those disclosures required by the SEC’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465). The Amendment, is not intended to reflect events that may have occurred subsequent to the original filing date of the Annual Report.

As previously reported on the current report on Form 8-K filed on March 30, 2020, the Company was unable to file its Annual Report by the original deadline of March 30, 2020, due to circumstances related to the COVID-19 pandemic. The Company followed the restrictive measures implemented in China, by suspending operation and having employees work remotely during February and March 2020. The Company gradually resumed operation and production starting in April 2020. Such restrictive measures caused a delay in the entry time of the on-site audit by the Company’s independent public accountant. In addition, the offices of WWC. P.C., the independent public accounting firm of the Company, is located in one of the epicenters of the coronavirus outbreak in the United States. As a result, the Company experienced a delay in the preparation, audit and completion of the Company’s financial statements for the Annual Report.

EXHIBIT INDEX

Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2020	TMSR Holding Company Limited

	By:	/s/ Yimin Jin
Name: Yimin Jin Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Yi Li
Name: Yi Li Title: Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yimin Jin	Chief Executive Officer and	May 14, 2020
Yimin Jin	Co-Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Wei Xu	Co-Chairman of the Board of Directors	May 14, 2020
Wei Xu

/s/ Qihai Wang	Director	May 14, 2020
Qihai Wang

/s/ Yi Li	Chief Financial Officer and Secretary	May 14, 2020
Yi Li	(Principal Financial Officer and Principal Accounting Officer)

/s/ Manli Long	Director	May 14, 2020
Manli Long

/s/ Mingyue Cai	Director	May 14, 2020
Mingyue Cai

/s/ Min Zhu	Director	May 14, 2020
Min Zhu

/s/ Mingze Yin	Director	May 14, 2020
Mingze Yin

2