Form 10-Q
period 2020-03-31
Code Chain New Continent Ltd
filed 2020-06-26
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37513

CODE CHAIN NEW CONTINENT LIMITED

(Exact name of registrant as specified in its charter)

Nevada	47-3709051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

180 Qingnian West Road, Hongqiao Building West, 4th Floor Nantong, Jiangsu, China	226001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 0513-8912-3630

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 26, 2020, there were 28,514,520 shares of the Company’s common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CCNC	Nasdaq Capital Market

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,698,586	$2,483,938
Short Term Investment	564,565	-
Notes receivable	-	43,003
Accounts receivable, net	2,535,551	2,197,264
Other receivables, net	18,683	52,616
Inventories	1,176,671	1,197,065
Prepayments	3,784,000	4,069,214
Discontinued operations - current assets	2,012,766	1,543,806
Total current assets	11,790,822	11,586,906

PLANT AND EQUIPMENT, NET	77,991	19,057

RIGHT-OF-USE ASSETS	89,903	90,250

OTHER ASSETS
Goodwill	14,317,717	7,289,454
Intangible assets, net	1,129,681	-
Deferred tax assets	3,529	37,532
Discontinued operations – non-current assets	3,424,390	3,424,390
Total other assets	18,875,317	10,751,376

Total assets	$30,834,033	$22,447,589

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$437,538	$-
Accounts payable	966,725	344,108
Other payables and accrued liabilities	96,718	4,121,862
Other payables - related parties	1,341,490	1,336,902
Customer deposits	876,567	146,771
Lease liabilities - current	61,099	61,009
Taxes payable	23,839	202
Discontinued operations - current liabilities	10,017,688	10,174,066
Total current liabilities	13,821,664	16,184,920

OTHER LIABILITIES
Lease liabilities - noncurrent	60,634	61,580
Discontinued operations – non-current liabilities	235,421	239,097
Total other liabilities	296,055	300,677

Total liabilities	14,117,719	16,485,597

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 28,514,520 and 20,821,661 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively*	2,851	2,082
Additional paid-in capital	19,242,951	8,350,861
Retained earnings	(1,372,282)	(1,558,683)
Accumulated other comprehensive loss	(1,157,206)	(832,268)
Total shareholders’ equity	16,716,314	5,961,992

Total liabilities and shareholders’ equity	$30,834,033	$22,447,589

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
REVENUES
Equipment and systems	$-	$-
Fuel materials	5,165,400	4,866,956
Trading and others	-	165,829
TOTAL REVENUES	5,165,400	5,032,785

COST OF REVENUES
Equipment and systems	-	-
Fuel materials	4,982,972	4,889,704
Trading and others	-	59,276
TOTAL COST OF REVENUES	4,982,972	4,948,980

GROSS PROFIT	182,428	83,805

OPERATING EXPENSES (INCOME)
Selling, general and administrative	592,370	587,266
Provision for (recovery of) doubtful accounts	(135,738)	(115,149)
TOTAL OPERATING EXPENSES	456,632	472,117

LOSS FROM OPERATIONS	(274,204)	(388,312)

OTHER INCOME (EXPENSE)
Interest income	1,640	2
Interest expense	(2,020)	(7,842)
Investment income	9,350	-
Other income, net	-	23,156
Total other income, net	8,970	15,316

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(265,234)	(372,996)

PROVISION FOR INCOME TAXES	48,544	47,518

LOSS FROM CONTINUING OPERATIONS	(313,778)	(420,514)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	500,179	(310,932)

Net (loss) income	186,401	(731,446)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(324,939)	511,085

COMPREHENSIVE LOSS	$(138,538)	$(220,361)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	26,757,139	20,005,643

Earnings per share from continuing operations
Basic and diluted	(0.01)	(0.02)

Earnings per share from discontinued operations
Basic and diluted	0.02	(0.02)

Earnings per share available to common shareholders
Basic and diluted	0.01	(0.04)

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2019
	Preferred Stock		Common Stock		Additional	Retained Earnings			Accumulated Other
	Shares	Amount	Shares	Amount	Paid-in Capital	Statutory Reserves		Unrestricted	Comprehensive Income (Loss)	Total
BALANCE, January 1, 2019	-	$-	19,895,935	$1,990	$4,814,846		-	$15,267,660	$(720,693)	$19,363,803
Net loss	-			-	-		-	(731,446)	-	(731,446)
Conversion of warrants into common stock		-	106,903	11	(11)		-	-	-	-
Issuance of common stock for debt settlement	-	-	131,330	13	261,334		-	-	-	261,347
Issuance of common stock for debt settlement	-	-	142,530	14	290,747		-	-	-	290,761
Foreign currency translation	-	-	-	-	-		-	-	511,085	511,085
BALANCE, March 31, 2019 (Unaudited)	-	$-	20,276,698	$2,028	$5,366,916	$		$14,536,214	$(209,608)	$19,695,550

	For the Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other
					Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2020	-	-	20,821,661	2,082	8,350,861	-	(1,558,683)	(832,267)	5,961,993
Net income	-	-	-	-	-	-	186,401	-	186,401
Issuance of shares for acquisition	-	-	4,000,000	400	7,199,600	-	-	-	7,200,000
Issuance of common stock for cash	-	-	3,692,859	369	3,692,490	-	-	-	3,692,859
Foreign currency translation	-	-	-	-	-	-	-	(324,939)	(324,939)
BALANCE, March 31, 2020 (Unaudited)	-	$-	28,514,520	$2,851	$19,242,951	$-	$(1,372,282)	$(1,157,206)	$16,716,314

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$186,401	$(731,446)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	3,550	70,092
Amortization of intangible assets	-	69,002
Recovery of doubtful accounts	-	(115,149)
Amortization of right-of-use assets	-	24,216
Deferred tax provision	33,935	30,000
Change in operating assets and liabilities
Notes receivable	42,986	(127,931)
Accounts receivables	(377,717)	(865,695)
Other receivables	37,891	(4,936)
Other receivable - related party	13,355	14,819
Inventories	2,025	(10,593)
Prepayments	230,373	(110,447)
Accounts payable	604,019	1,496,753
Other payables and accrued liabilities	(401,054)	613,055
Customer deposits	438,667	461,789
Lease liabilities	8,082	1,881
Taxes payable	24,000	16,326
Net cash provided by operating activities	846,513	831,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible assets	(1,146,855)	-
buy financial products	(573,148)	-
Purchase of equipment	(57,655)	(16,876)
Net cash used in investing activities	(1,777,658)	(16,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans - bank	444,190	-
Repayments of other payable - related parties	-	(989,187)
Net cash provided by (used in) financing activities	444,190	(989,187)

EFFECT OF EXCHANGE RATE ON CASH	(58,225)	56,522

DECREASE IN CASH	(545,180)	(117,805)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,256,532	726,737

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,711,352	$608,932

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$14,610	$-
Cash paid for interest	$2,020	$7,842

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for warrants conversion	$-	$11
Issuance of common stock for debts settlement	$-	$552,108
Initial recognition of right-of-use assets and lease liabilities	$313,080	$317,134

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

Code Chain New Continent Limited (the “Company” or “CCNC”), formerly known as JM Global Holding Company (“JM Global”), was a blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Business Combination”). On June 20, 2018, CCNC completed a reincorporation and as a result, the Company changed its state of incorporation from Delaware to Nevada. The Articles of Incorporation and Bylaws of CCNC Nevada became the governing instruments of the Company, resulting in a 2-for-1 forward stock split of the Company’s common stock (the “Forward Split). The Reincorporation and Forward Split were approved by shareholders holding the majority of the outstanding shares of common stock of CCNC Delaware on June 1, 2018 at the Annual Meeting of Shareholders.

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

On April 11, 2018, the Company, Shengrong WFOE and Hubei Shengrong, both of which are the Company’s indirectly owned subsidiaries (collectively “Purchasers”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, and Hubei Zhonggong Materials Group Co., Ltd. (collectively “Sellers” ) and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a company incorporated in China engaging in the research, development, production and sale of coating materials. Pursuant to the Purchase Agreement, the Purchasers acquired all of the outstanding equity interests of Wuhan Host (the “Acquisition”). In exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million (“Total Consideration”), of which $5.2 million or RMB equivalent shall be paid in cash (“Cash Consideration”) and $6.0 million shall be paid in shares of common stock (“Common Stock”), par value $0.0001, of CCNC (“Share Consideration”). The Parties agree the Share Consideration shall be an aggregate of 1,293,104 shares of common stock of which is based on the closing price of US$4.64 on March 27, 2018. The Share Consideration shall be issued in three equal installments, which shall be subject to lock-up of 12, 24 and 36 months, respectively. The Purchase Agreement contains representations, warranties and covenants customary for acquisitions of this type. The Acquisition closed on May 1, 2018. Starting on May 1, 2018, the Company’s business activities added the research, development, production and sale of coating materials.

On August 16, 2018, The Purchasers and the Sellers entered into a supplement agreement (“Supplement Agreement”), which modified the terms of consideration set forth in the Purchase Agreement entered between Purchasers and Sellers on April 11, 2018. Pursuant to the Supplement Agreement, in exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million (“Total Consideration”), of which $6.5 million or RMB equivalent shall be paid in cash (“Cash Consideration”) and $4.7 million shall be paid in shares of common stock (“Common Stock”), par value $0.0001, of CCNC (“Share Consideration”). In the Supplement Agreement, both Purchasers and Sellers also agreed to delete the section 3.3 of the Share Purchase Agreement, a section that stipulates the Share Consideration shall be issued in three equal installments.

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

On October 10, 2017, Hubei Shengrong established a wholly owned subsidiary, Fujian Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Fujian Shengrong”), with registered capital of RMB 10,000,000 (approximately USD 1,518,120). Fujian Shengrong has no operations prior to May 30, 2018. On May 30, 2018, Hubei Shengrong and two unrelated entities entered into certain Capital Transfer and Contribution Agreement pursuant to which these two entities shall contribute cash of approximately USD 5.0 million (RMB 32.0 million) into Fujian Shengrong and Hubei Shengrong shall contribute approximately USD 1.3 million (RMB 8.0 million) which is the consideration for certain technology consulting services to be provided by Hubei Shengrong to the two entities. Upon completion of the contribution, the total registered capital of Fujian Shengrong increased to RMB 40.0 million (approximately USD 6.3 million) and Hubai Shengrong owns 20% and the two entities collectively own 80% of the equity interest of Fujian Shengrong. In August, 2018, Hubei Shengrong transferred 20% equity interest of Fujian Shengrong to Shengrong WFOE. The Company will account for the investment in Fujian Shengrong using the cost method. Since Shengrong WFOE did not provide any cash contribution to Fujian Shengrong or technology services, the investment balance under the cost method investment on March 31, 2020 is $0.

On November 30, 2018, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Jirong Huang and Qihuang Wang (collectively “Sellers”) and Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), a company incorporated in China engaging in the sale of fuel materials and harbor cargo handling services. Pursuant to the Purchase Agreement, CCNC shall issue an aggregate of 4,630,000 shares of CCNC’s common stock to the Rong Hai Shareholders, in exchange for Rong Hai Shareholders’ agreement to enter into, and their agreement to cause Rong Hai to enter into, certain VIE Agreements (the “Rong Hai VIE Agreements”) with Shengrong WFOE, through which Shengrong WFOE shall have the right to control, manage and operate Rong Hai in return for a service fee approximately equal to 100% of Rong Hai’s net income (“Acquisition”). On November 30, 2018, Shengrong WFOE, the Company’s indirectly owned subsidiary, entered into a series of VIE Agreements with Rong Hai and the Rong Hai Shareholders. The VIE Agreements are designed to provide Shengrong WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Rong Hai, including absolute rights to control the management, operations, assets, property and revenue of Rong Hai. Rong Hai has the necessary license to carry out coal trading business in China. The Acquisition closed on November 30, 2018. Starting on November 30, 2018, the Company’s business activities added coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap, of which business activities are carried out in Nantong, Jiang Su Province, PRC.

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

TMSR HK, Tongrong WFOE and Citi Profit are all holding companies that do not have any substantive business operations.

The accompanying consolidated financial statements reflect the activities of CCNC and each of the following entities:

Name	Background		Ownership
China Sunlong	●	A Cayman Islands company	100% owned by the Company
Shengrong BVI	● ●	A British Virgin Island company Incorporated on June 30, 2015	100% owned by China Sunlong
Citi Profit BVI		A British Virgin Island company Incorporated on April 2019	100% owned by the Company
Shengrong HK	● ●	A Hong Kong company Incorporated on September 25, 2015	100% owned by Shengrong BVI
TMSR HK	● ●	A Hong Kong company Incorporated on April 2019	100% owned by Citi Profit BVI
Shengrong WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Shengrong HK
● ● ● ●

Incorporated on March 1, 2016

Registered capital of USD 12,946 (HKD100,000), fully funded

Purchase and sales of high efficiency permanent magnetic separator and comprehensive utilization system

Trading of processed industrial waste materials

Tongrong WFOE	● ●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”) Incorporated on August 2019	100% owned by TMSR HK
Hubei Shengrong[2]	● ●	A PRC limited liability company Incorporated on January 14, 2009	100% owned by Shengrong WFOE
	●	Registered capital of USD 4,417,800 (RMB 30,000,000), fully funded
	● ●	Production and sales of high efficiency permanent magnetic separator and comprehensive utilization system. Trading of processed industrial waste materials
Wuhan HOST	● ● ●	A PRC limited liability company Incorporated on October 27, 2010 Registered capital of USD 750,075 (RMB 5,000,000), fully funded	100% owned by Shengrong WFOE
	●	Research, development, production and sale of coating materials.
Shanghai Host Coating Materials Co., Ltd. (“Shanghai HOST”)	● ● ●	A PRC limited liability company Incorporated on December 11, 2014 Registered capital of USD 3,184,371 (RMB 20,000,000), to be fully funded by November 2024
	●	No operations and no capital contribution has been made as of December 31, 2018	80% owned by Wuhan HOST
Wuhan HOST Coating Materials Xiaogan Co., Ltd. (“Xiaogan HOST”)	● ● ● ●

A PRC limited liability company

Incorporated on December 25, 2018

Registered capital of USD 11,595,379 (RMB 80,000,000), to be fully funded by December 2028

No operations and no capital contribution has been made as of December 31, 2018

90% owned by Wuhan HOST
Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”)	● ● ● ●

A PRC limited liability company

Incorporated on May 20, 2009

Registered capital of USD 3,171,655 (RMB 20,180,000), fully funded

Coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap

VIE of Tongrong WFOE
Wuge	● ●	A PRC limited liability company Incorporated on January 3, 2020	VIE of Tongrong WFOE
TJComex BVI[1]	● ●	A British Virgin Island company Incorporated on March 8, 2016	100% owned by China Sunlong
TJComex HK1	● ●	A Hong Kong company Incorporated on March 19, 2014	100% owned by TJComex BVI
TJComex WFOE[1]	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TJComex HK
	●	Incorporated on March 10, 2004
	●	Registered capital of USD 200,000
TJComex Tianjin[1]	● ●	A PRC limited liability company Incorporated on November 19, 2007	100% owned by TJComex WFOE
	●	Registered capital of USD 7,809,165 (RMB 55,000,000)
	●	General merchandise trading business and related consulting services

[1]	Disposed on April 2, 2018
[2]	Disposed on December 27, 2018

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

The Company’s Board of Directors determined that the certain operating subsidiaries, namely, Wuhan Host, and Shengrong WFOE have been designated as discontinued operations. The Company’s board intends to sell these businesses based on their values as continuing going concerns. The Company’s assets and liabilities on its consolidated balance sheets at March 31, 2020 and December 31, 2019 and its statements of operations for the three months ended March 31, 2020 and 2019 have been grouped and re-grouped based on this designation.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on April 17, 2020.

Principles of consolidation

The unaudited condensed financial statements of the Company include the accounts of CCNC and its wholly owned subsidiaries and VIE. All intercompany transactions and balances are eliminated upon consolidation.

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

Translation adjustments included in accumulated other comprehensive loss amounted to $(1,157,206) and $(832,267) as of March 31, 2020 and December 31, 2019, respectively. The balance sheet amounts, with the exception of shareholders’ equity at March 31, 2020 and December 31, 2019 were translated at 7.09 RMB and 7.14 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the three months ended March 31, 2020 and 2019 were 6.98 RMB and 6.75 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the first-in-first-out method in Shengrong WFOE and weighted average method in Wuhan HOST and Rong Hai. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and recognize an impairment charge against the inventory when the carrying value exceeds net realizable value. As of March 31, 2020 and December 31, 2019, no obsolescence and cost in excess of net realizable value were recognized.

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

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as warranty retainage during the retainage period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty retainage claims historically. Due to the infrequent and insignificant amount of warranty retainage claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty retainage are recognized over the retainage period over 12 months. For the three months ended March 31, 2020, less than 5% of our retainage revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying statements of income and comprehensive income.

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months Ended March 31,
	2020	2019
Revenues – Equipment and systems	$-	$-
Revenues – Fuel materials	5,165,400	4,866,956
Revenues – Trading and others	-	165,829
Total revenues	$5,165,400	$5,032,785

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

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the selling, general and administrative expenses and totaled $0 and $77,590 for the nine months ended March 31, 2020 and 2019, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the three months ended March 31, 2020 and 2019. As of March 31, 2020, the Company’s PRC tax returns filed for 2017, 2018 and 2019 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the three months ended March 31, 2020 and 2019, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the three months ended March 31, 2020 and 2019.

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

Wuhan HOST

On April 11, 2018, the Company, Shengrong WFOE and Hubei Shengrong, both of which are the Company’s indirectly owned subsidiaries (collectively “Purchasers”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, and Hubei Zhonggong Materials Group Co., Ltd. (collectively “Sellers” ) and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a company incorporated in China engaging in the research, development, production and sale of coating materials. Pursuant to the Purchase Agreement, the Purchasers acquired all of the outstanding equity interests of Wuhan Host (the “Acquisition”). In exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million (“Total Consideration”), of which $ 5.2 million or RMB equivalent shall be paid in cash (“Cash Consideration”) and $6.0 million shall be paid in shares of common stock (“Common Stock”), par value $0.0001, of CCNC (“Share Consideration”). The Parties agree the Share Consideration shall be an aggregate of 1,293,104 shares of common stock of which is based on the closing price of US$4.64 on March 27, 2018. The Share Consideration shall be issued in three equal installments, which shall be subject to lock-up of 12, 24 and 36 months, respectively. The Purchase Agreement contains representations, warranties and covenants customary for acquisitions of this type. The Acquisition closed on May 1, 2018.

On August 16, 2018, The Purchasers and the Sellers entered into a supplement agreement (“Supplement Agreement”), which modified the terms of consideration set forth in the Purchase Agreement entered between Purchasers and Sellers on April 11, 2018. Pursuant to the Supplement Agreement, in exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million (“Total Consideration”), of which $6.5 million or RMB equivalent shall be paid in cash (“Cash Consideration”) and $4.7 million shall be paid in shares of common stock (“Common Stock”), par value $0.0001, of CCNC (“Share Consideration”). In the Supplement Agreement, both Purchasers and Sellers also agreed to delete the section 3.3 of the Share Purchase Agreement, a section that stipulates the Share Consideration shall be issued in three equal installments.

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

Rong Hai

On November 30, 2018, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Jirong Huang and Qihuang Wang (collectively “Sellers”) and Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), a company incorporated in China engaging in the sale of fuel materials and harbor cargo handling services. Pursuant to the SPA, CCNC shall issue an aggregate of 4,630,000 shares of CCNC’s common stock to the Rong Hai Shareholders, in exchange for Rong Hai Shareholders’ agreement to enter into, and their agreement to cause Rong Hai to enter into, certain VIE Agreements (the “Rong Hai VIE Agreements”) with Shengrong WFOE, through which Shengrong WFOE shall have the right to control, manage and operate Rong Hai in return for a service fee approximately equal to 100% of Rong Hai’s net income (“Acquisition”). On November 30, 2018, Shengrong WFOE, the Company’s indirectly owned subsidiary, entered into a series of VIE Agreements with Rong Hai and the Rong Hai Shareholders. The VIE Agreements are designed to provide WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Rong Hai, including absolute rights to control the management, operations, assets, property and revenue of Rong Hai. Rong Hai has the necessary license to carry out coal trading business in China. The Acquisition closed on November 30, 2018.

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

Wuge

On January 3, 2020, the Company entered into a share purchase agreement with Sichuan Wuge Network Games Co., Ltd. (“Wuge”) and all the shareholders of Wuge (“Wuge Shareholders”). Pursuant to the share purchase agreement, the Company agreed to issue an aggregate of 4,000,000 shares of CCNC’s common stock to the Wuge Shareholders, in exchange for Wuge Shareholders’ agreement to enter into, and their agreement to cause Wuge to enter into, certain VIE agreements (“VIE Agreements”) with Tongrong WFOE the Company’s indirectly owned subsidiary, through which Tongrong WFOE shall have the right to control, manage and operate Wuge in return for a service fee equal to 100% of Wuge’s net income (the “Acquisition”). On January 3, 2020, Tongrong WFOE entered into a series of VIE Agreements with Wuge and the Wuge Shareholders. The VIE Agreements are designed to provide Tongrong WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Wuge, including absolute rights to control the management, operations, assets, property and revenue of Wuge. Wuge has all necessary license to carry out its business in China.Wuge is a technology company in development stage. It was incorporated in China in June 2019. Wuge Manor, the game Wuge is developing, is the world’s first game that combines Internet of Things (IoT) and e-commerce that is based on Code Chain platform. Through the game, players will be able to have access to hundreds of vendors and business owners in over 100 cities in China, participate in activities those businesses set up and collect points, which can be redeemed as equipment in the game or coupons usable when making purchase at that business. In addition, Wuge produced electronic tokens that can be stored in the Code Chain system to purchase virtual property based on real estate. The Acquisition closed on January 3, 2020.

The Company’s acquisition of Wuge was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of Wuge based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, plant and equipment, and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Wuge based on a valuation performed by an independent valuation firm engaged by the Company:

Total consideration at fair value	$7,200,000

Fair Value
Cash	$228,788
Other current assets	20,834
Plant and equipment	6,024
Other noncurrent assets	8,097
Goodwill	7,343,209
Total asset	7,606,952
Total liabilities	(406,952)
Net asset acquired	$7,200,000

Approximately $7.3 millions of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of the Company and Wuge. None of the goodwill is expected to be deductible for income tax purposes.

Note 4 – Variable interest entity

On November 30, 2018, Tongrong WFOE entered into Contractual Arrangements with Rong Hai and its shareholders upon executing of the “Purchase Agreement”. The significant terms of these Contractual Arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result, the Company classifies Rong Hai as VIE.

On January 3, 2020, Tongrong WFOE entered into Contractual Arrangements with Wuge and its shareholders upon executing of the “Purchase Agreement”. The significant terms of these Contractual Arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result, the Company classifies Wuge as VIE.

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Tongrong WFOE is deemed to have a controlling financial interest and be the primary beneficiary of Rong Hai and Wuge because it has both of the following characteristics:

(1) The power to direct activities at Rong Hai and Wuge that most significantly impact such entity’s economic performance, and

(2) The obligation to absorb losses of, and the right to receive benefits from Rong Hai and Wuge that could potentially be significant to such entity.

Accordingly, the accounts of Rong Hai and Wuge are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in the Company’s consolidated financial statements beginning on November 30, 2018.

The carrying amount of the VIE’s assets and liabilities are as follows:

	March 31,	December 31,
	2020	2019

Current assets	$9,929,501	$8,687,451
Property, plants and equipment, Intangible Assets	1,161,223	19,057
Other noncurrent assets	93,432	127,782
Goodwill	14,317,717	7,289,454
Total assets	25,501,873	16,123,744

Current liabilities	8,824,997	6,067,264
Non-current liabilities	60,634	61,580
Total liabilities	8,885,631	6,128,844
Net assets	$16,616,242	$9,994,900

	March 31,	December 31,
	2020	2019

Short-term loan	$437,538	$-
Accounts payable	934,010	619,329
Other payables and accrued liabilities	30,410	301,230
Other payables – related party	6,461,564	5,082,068
Tax payables	23,809	202
Customer Advances	876,567	3,426
Lease liabilities	61,099	61,009
Total current liabilities	8,824,997	6,067,264
Lease liabilities - noncurrent	60,634	61,580
Total liabilities	$8,885,631	$6,128,844

The summarized operating results of the VIE’s are as follows:

For the three months ended March 31,
2020

Operating revenues	$5,165,400
Gross profit	183,909
Income from operations	(171,317)
Net income	$(219,861)

Note 5 – Accounts receivable, net

Accounts receivable consist of the following:

	March 31, 2020	December 31, 2019

Accounts receivable	$2,535,551	$2,221,319
Less: Allowance for doubtful accounts	-	(24,055)
Total accounts receivable, net	$2,535,551	$2,197,264

Movement of allowance for doubtful accounts is as follows:

	March 31, 2020	December 31, 2019

Beginning balance	$24,055	$732,846
Beginning balance from Wuhan HOST	-	260,764
Beginning balance from Rong Hai	24,055	472,082
Addition	-	-
Recovery	(24,055)	(708,791)
Exchange rate effect	-	-
Ending balance	$-	$24,055

Note 6 – Inventories

Inventories consist of the following:

	March 31, 2020	December 31, 2019

Raw materials	$-	$-
Work in progress	-	-
Finished Goods	1,176,671	1,197,065
Total inventories	$1,176,671	$1,197,065

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2020	December 31, 2019

Office equipment and furniture	$56,403	$39,688
Automobile	251,325	209,057
Subtotal	307,728	248,745
Less: accumulated depreciation	(229,737)	(229,688)
Total	$77,991	$19,057

Depreciation expense for the three months ended March 31, 2020 and 2019 amounted to $3,550 and $2,468, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	March 31, 2020	December 31, 2019

Development of technology	$1,129,681	$-
Less: accumulated amortization	-	-
Net intangible assets	$1,129,681	$-

Amortization expense for the three months ended March 31, 2020 and 2019 amounted to $0 and $0, respectively.

Note 9 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Wuhan HOST	Rong Hai	Wuge	Total
Balance as of December 31, 2019	$3,424,390	$7,289,454	$-	$10,713,844
Goodwill acquired through acquisition	-	-	7,140,304	7,140,304
Foreign currency translation adjustment	-	(112,041)	-	(112,041)
Balance as of March 31, 2020	$3,424,390	$7,177,413	$7,140,304	$17,742,107

Note 10 – Related party balances and transactions

Related party balances

Other payables – related parties:

Name of related party	Relationship	March 31, 2020	December 31, 2019

Chuanliu Ni	Former shareholder of Wuge	$325,907	$325,907
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500
Chengdu Yuan Code Chain Technology Co. LTD	A company controlled by shareholder of the Company	66,905	-
Qihai Wang	Shareholder of the Company	115,174	166,673
Jiangsu Longying Education Technology Co. LTD	A company in which shareholder hold shares	416,367	422,868
Jiangsu Longhai Film Culture Media Co. Ltd	Under common control of shareholder of the Company	276,637	280,954
Total		$1,341,490	$1,336,902

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 11 – Debt

Short term loan

Short term loan due to bank is as follows:

Short term loans	Maturities	Weighted average interest rate	Collateral/Guarantee	March 31, 2020	December 31, 2019
Loan from Bank of Jiangsu	March 25, 2021	4.5%	Guaranteed by Qihai Wang’s personal property	$246,997	-
Loan from Bank of Jiangsu	January 12, 2021	5.22%	Guaranteed by Qihai Wang’s personal property	$190,541	-

Interest expense for the three months ended March 31, 2020 and 2019 amounted to $2,009 and $7,842, respectively.

Note 12 – Taxes

Income tax

United States

CCNC was organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018. CCNC’s U.S. net operating loss for the three months ended March 31, 2020 amounted to approximately $90,000. As of March 31, 2020, CCNC’s net operating loss carry forward for United States income taxes was approximately $19,000. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there are no impact of GILTI for the three months ended March 31, 2020 and 2019, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

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

PRC

Shengrong WFOE, Tongrong WFOE, Wuhan HOST,Wuge and Rong Hai are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Significant components of the provision for income taxes are as follows:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019

Current	$14,610	$16,280
Deferred	33,935	31,238
Total provision for income taxes	$48,545	$47,518

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	March 31, 2020	December 31, 2019

Net operating losses carried forward – U.S.	$19,106	$17,309
Net operating losses carried forward – PRC	-	-
Bad debt allowance	3,529	37,532
Valuation allowance	(19,106)	(17,309)
Deferred tax assets, net	$3,529	$37,532

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

Taxes payable consisted of the following:

	March 31, 2020	December 31, 2019

VAT taxes payable	$7,966	$-
Income taxes payable	14,391	-
Other taxes payable	1,482	202
Total	$23,839	$202

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended March 31, 2020 and 2019, rent expenses amounted to $8,081 and $27,971, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended March 31,4	Operating lease amount
2020	$124,279
2021	99,423
2022	76,896
2023	23,881
Total lease payments	324,479
Less: interest	(11,399)
Present value of lease liabilities	$313,080

Note 14 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of March 31, 2020 and December 31, 2019, no cash were deposited with various financial institutions located in the U.S. As of March 31, 2020 and December 31, 2019, $3,710,974 and $4,003,554 and were deposited with various financial institutions located in the PRC, respectively. As of March 31, 2020 and December 31, 2019, $378 and $354 were deposited with one financial institution located in Hong Kong, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended March 31, 2020, two customers accounted for 53.4% and 39.7% of the Company’s revenues. For the three months ended March 31, 2019, three customers accounted for 28.0%, 18.4% and 14.1% of the Company’s revenues.

 As of March 31, 2020, two customer accounted for 79.8% and 19.6% of the Company’s accounts receivable; and one customer accounted for 100% of the Company’s Customer Advances. As of March 31, 2019, one customer accounted for 40.2% of the Company’s accounts receivable.

For the three months ended March 31, 2020, two suppliers accounted for 52.6% and 32.9c% of the Company’s total purchases. For the three months ended March 31, 2019, three suppliers accounted for 28.6%, 21.4% and 16.4% of the Company’s total purchases.

As of March 31, 2020, three suppliers accounted for 58.9%, 19.0% and 10.6% of the Company’s prepayments; and three suppliers accounted for 36.3%, 33.8% and 29.8% of the Company’s total accounts payable. As of March 31, 2019, three suppliers accounted for 42.2%, 22.0% and 13.2% of the Company’s prepayments; and three suppliers accounted for 41.7%, 20.7% and 10.5% of the Company’s total accounts payable.

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

As of March 31, 2020 and December 31, 2019, Shengrong WFOE, Wuhan HOST, and Rong Hai, collectively attributed $0 of retained earnings for their statutory reserves as they have accumulated losses.

As a result of the foregoing restrictions, Shengrong WFOE, Tongrong WFOE, Wuge, Wuhan Host and Rong Hai are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Shengrong WFOE, Tongrong WFOE, Wuge, Wuhan Host and Rong Hai from transferring funds to China Sunlong in the form of dividends, loans and advances. As of March 31, 2020 and December 31, 2019, amounts restricted are the net assets of Shengrong WFOE, Tongrong WFOE, Wuge, Wuhan Host and Rong Hai which amounted to $(6,968,513) and $(7,263,520), respectively.

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

On November 20, 2019, the company wrote off 947,037 common shares.

On December 23, 2019, TMSR Holding Company Limited (the “Company”) entered into certain securities purchase agreement (the “SPA”) with certain “non-U.S. Persons” (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to sell 3,692,859 shares of its common stock (“Common Stock”), par value $0.0001 per share, at a per share purchase price of $1.00. The net proceeds to the Company from this offering will be approximately $3.66 million.

On January 3, 2020, the Company entered into a Share Purchase Agreement with Wuge and all the shareholders of Wuge (“Wuge Shareholders”). Wuge Shareholders are Wei Xu, Bibo Lin, Jiangsu Lingkong Network Joint Stock Co., Ltd., which is controlled by Wei Xu, and Anhui Shuziren Network Technology Co., Ltd., which is controlled by Wei Xu. Pursuant to the SPA, TMSR shall issue an aggregate of 4,000,000 shares of TMSR’s common stock (“TMSR Shares”) to the Wuge Shareholders, in exchange for Wuge Shareholders’ agreement to enter into, and their agreement to cause Wuge to enter into, certain VIE agreements (“VIE Agreements”) with Tongrong Technology (Jiangsu) Co., Ltd. (“WFOE”), the Company’s indirectly owned subsidiary, through which WFOE shall have the right to control, manage and operate Wuge in return for a service fee equal to 100% of Wuge’s net income (“Acquisition”). On January 24, 2020, the Company completed the Acquisition and issued the Shares to the Wuge Shareholders.

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

The summary of warrant activity is as follows:

		Exercisable Into	Weighted	Average Remaining
	Warrants	Number of	Average	Contractual
	Outstanding	Shares	Exercise Price	Life
December 31, 2019	9,079,348	4,539,674	$5.75	3.14
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
March 31, 2020	9,079,348	4,539,674	$5.75	2.89

The summary of option activity is as follows:

Average
		Weighted	Remaining
	Options	Average	Contractual
	Outstanding	Exercise Price	Life
December 31, 2019	824,000	$5.00	4.16
Granted/Acquired	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
March 31, 2020	824,000	$5.00	2.89

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

The following represents assets by division as of:

Total assets as of	March 31, 2020	December 31, 2019
Hubei Shengrong and Shengrong WFOE	$-	$-
Wuhan HOST	-	-
Rong Hai and Tongrong WFOE	16,107,165	17,407,872
Wuge	1,699,626	-
CCNC, China Sunlong, Shengrong BVI and Shengrong HK	7,211,849	71,521
Total Assets	$25,018,640	$17,479,393

Note 18 – Discontinued Operations

The following depicts the financial position for the discounted operations of Wuhan Host and Shengrong WOFE as of March 31, 2020 and December 31, 2019, and the result of operations for the discounted operations of Wuhan Host and Sheng WOFE for the three months March 31, 2020 and 2019.

	March 31,	December 31,
Financial Position	2020	2019
CURRENT ASSETS
Cash and cash equivalents	2,012,766	1,543,806
Total current assets	2,012,766	1,543,806

PLANT AND EQUIPMENT, NET	-	-

OTHER ASSETS
Goodwill	3,424,390	3,424,390
Intangible assets, net	-	-
Deferred tax assets	-	-
Total other assets	3,424,390	3,424,390
Total assets	5,437,156	4,968,196

CURRENT LIABILITIES
Accounts payable	2,253,025	2,288,195
Other payables and accrued liabilities	1,311,950	1,332,430
Other payables - related parties	3,061,123	3,108,908
Customer deposits	2,972,857	3,019,264
Lease liabilities - current	97,067	98,582
Taxes payable	321,666	326,687
Total current liabilities	10,017,688	10,174,066

OTHER LIABILITIES
Third party loan - noncurrent	141,141	143,345
Lease liabilities - noncurrent	94,280	95,752
Total other liabilities	235,421	239,097

Total liabilities	10,253,109	10,413,163

Net Assets	(4,815,953)	(5,444,967)

Results of Operations	For the three months ended March 31, 2020	For the three months ended March 31, 2019
REVENUES
Equipment and systems	$-	$-
Coating and fuel materials	-	2,233,557
Trading and others	-	-
TOTAL REVENUES	-	2,233,557

COST OF REVENUES
Equipment and systems	-	-
Coating and fuel materials	-	2,051,932
Trading and others	-	-
TOTAL COST OF REVENUES	-	2,051,932

GROSS PROFIT	-	181,625

OPERATING EXPENSES (INCOME)
Selling, general and administrative	-	506,536
Provision for (recovery of) doubtful accounts	(500,179)	-
TOTAL OPERATING EXPENSES	(500,179)	506,536

INCOME FROM OPERATIONS	500,179	(324,911)

OTHER INCOME (EXPENSE)
Interest Income	-	692
other expense	-	16,597
Total other income (expense), net	-	17,289

INCOME (LOSS) BEFORE INCOME TAXES	500,179	(307,622)

PROVISION FOR INCOME TAXES	-	3,310

NET (LOSS) INCOME	$500,179	$(310,932)

Note 19 – Subsequent events

On April 30, 2020, Tongrong Technology (Jiangsu) Co., Ltd.(“Tongrong WFOE”), an indirect subsidiary of the Company, entered into a series of assignment agreements (the “Assignment Agreements”) with Shengrong WFOE, Ronghai and Ronghai Shareholders, pursuant to which Shengrong WFOE assign all its rights and obligations under the VIE Agreements to Tongrong WFOE (the “Assignment”). The VIE Agreements and the Assignment Agreements grant Tongrong WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Rong Hai, including absolute rights to control the management, operations, assets, property and revenue of Rong Hai. The Assignment does not have any impact on Company’s consolidated financial statements.

On May 1, 2020, The Company entered into certain securities purchase agreement (the “SPA”) with certain “non-U.S. Persons” (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to sell 5,695,073 shares of its common stock (“Common Stock”), par value $0.0001 per share, at a per share purchase price of $1.50. The gross proceeds to the Company from this offering will be approximately $8.54 million.

The Shares to be issued in the Offering are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

Effective as of May 18, 2020, Code Chain New Continent Limited (the “Company”) changed its corporate name from “TMSR Holding Company Limited” to “Code Chain New Continent Limited” pursuant to a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) filed with the Secretary of State of the State of Nevada (the “Name Change”).

In connection with the Name Change, effective as of the opening of trading on May 18, 2020, the Company’s common stock is trading on the Nasdaq Capital Market under the ticker symbol “CCNC”. Along with the new ticker symbol, the new CUSIP number for the Company’s common stock is 19200A105.

Also effective as of the opening of trading on May 18, 2020, the Company’s warrants (the “Warrants”) to purchase one-half of one shares of Common Stock at a price of $2.88 per half share ($5.75 per whole share) is quoting on the OTC Pink Market under the ticker symbol “CCNCW”. The new CUSIP number for the Warrants is 19200A113.

Outstanding certificates for the Company’s common stock and Warrant are not affected by the Name Change and will continue to be valid and need not be exchanged.

The Name Change and Symbol Change have been approved by the Board and the majority stockholders by written consent on April 1, 2020.

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

Overview

Code Chain New Continent Limited (formerly known as TMSR Holding Company Limited, the “Company” or “CCNC”), through its subsidiaries and controlled entities, focuses its business into three segments: (1) research, development and sale of an array of solid waste recycling systems for the mining and industrial sectors (the “solid waste recycling systems business”); (2) coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap (the “coal and coke wholesale business”); and (3) the research and development, production and sale of Zinc-rich coating materials (the “coating materials business”). The solid waste recycling systems business was carried out by Shengrong Environmental Protection Technology (Wuhan) Co. Ltd. (“Shengrong WFOE”), the Company’s indirect subsidiary. The coating materials business was carried out by Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), the Company’s indirect subsidiary. The Company’s coal and coke wholesale business is carried out by Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), an entity contractually controlled by the Company. The Company has also engaged in mobile game development, Internet of Things (IoT), and electronic tokens through Wuge Network Games Co., Ltd. (“Wuge”), an entity contractually controlled by the Company.

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

As a result of the novel coronavirus (COVID-19) outbreak, we have seen a slowdown in revenue growth in first quarter 2020 as our businesses have been negatively impacted by the COVID-19. These impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

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

Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the continued business disruption and the related financial impact cannot be reasonably estimated at this time.

Results of Operations

Three Months Ended March 31, 2020 vs. March 31, 2019

				Percentage
	2020	2019	Change	Change
Revenues – Fuel materials	$5,165,400	$4,866,956	$298,444	6.1%
Revenues –others	-	165,829	(165,829)	(100.0)%
Total revenues	5,165,400	5,032,785	132,615	2.6%
Cost of Revenues – Fuel materials	4,982,972	4,889,704	93,268	1.9%
Cost of Revenues – others	-	59,276	(59,276)	(100.0)%
Total cost of revenues	4,982,972	4,948,980	33,992	0.7%
Gross profit	182,428	83,805	98,623	117.7%
Operating expenses	456,632	472,117	(15,485)	(3.3)%
Loss from operations	(274,204)	(388,312)	114,108	(29.4)%
Other income, net	8,970	15,316	(6,346)	(41.4)%
Loss from continuing operations	(313,778)	(420,514)	106,736	(25.4)%
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	500,179	(310,932)	811,111	(260.9)%
Net income (loss)	186,401	(731,446)	917,847	(125.5)%

Revenues

The Company’s revenue consists of fuel materials revenue and others revenue. Total revenues increased by approximately $0.13 million, or approximately 2.6%, to approximately $5.1 million for the three months ended March 31, 2020, compared to approximately $5.0 million for the three months ended March 31, 2019.

Fuel Revenue

During the three months ended March 31, 2020, we sold 91,138 tons of coal after Rong Hai being acquired with an average selling price of approximately $56.68 per ton.

Others Revenue

Our other revenues decreased by approximately $0.2 million, or 100%, to approximately $0 for the three months ended March 31, 2020 as compared to approximately $0.2 million for the three months ended March 31, 2019. The decrease was mainly due to decreased harbor cargo handling revenue of Rong Hai.

Cost of Revenues

The Company’s cost of revenues consists of cost of fuel materials, and cost of others. Total cost of revenues increased by approximately $33,000, or approximately 0.7% to approximately $4.9 million for the three months ended March 31, 2020, compared to approximately $4.9 million for the same period in 2019. Our total cost of revenues increase was attributable to the Company’s general increase in revenue for fuel materials.

Cost of Fuel Materials Revenue

During the year ended December 31, 2019, we sold 91,138 tons of coal after Rong Hai being acquired with an average unit cost of approximately $54.67.

Cost of Others Revenue

Cost of others revenue decreased by approximately $0.06 million or 100%, to approximately $0 for the three months ended March 31, 2020, compared to $0.06 million for the same period in 2019. The decrease was mainly due to increased harbor cargo handling revenue of Rong Hai.

Gross Profit

The Company’s gross profit increased by approximately $0.1 million, or 117.7%, to approximately $0.2 million during the three months ended March 31, 2020, from approximately $0.08 million for the three months ended March 31, 2019. The increase was due to the price of coal fell.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG & A expenses decreased by approximately $0.01 million, by approximately 3.3%, from approximately $0.5 million for the three months ended March 31, 2019 to approximately $0.5 million for the three months ended March 31, 2020. The slight decrease was due to slight decreases in general and administrative expenses from the Company’s investment in professional staff as part of the general expense of maintaining as public company.

Income (loss) from Operations

As a result of the foregoing, loss from operations for the three months ended March 31, 2020 was approximately $0.3 million, a decrease of approximately $0.1 million, or approximately 29.4%, from approximately $0.4 million for the three months ended March 31, 2019. The decrease of loss was a result of improved gross profit and recovery of doubtful accounts.

Net Income (Loss)

As a result of the foregoing, net income increased by approximately $0.9 million, or 125.5%, to approximately $0.2 million net income for the three months ended March 31, 2020, from approximately $0.7 million net loss for the same period in 2019.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of March 31, 2020, our net working capital was approximately $5.9 million, over 35% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $7.3 million and is expected to continuing generate cash flow from operations in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2020 and 2019.

	For the Three Months ended March 31,
	2020	2019

Net cash provided by operating activities	$846,513	$831,736
Net cash used in investing activities	(1,777,658)	(16,876)
Net cash provided by (used in) financing activities	444,190	(989,187)
Effect of exchange rate change on cash	(58,225)	56,521
Net change in cash	$(545,180)	$(117,806)

As of March 31, 2020 and December 31, 2019, the Company had cash in the amount of $3,711,352 and $4,027,744, respectively. As of March 31, 2020 and December 31, 2019, $3,710,974 and $4,027,390 and were deposited with various financial institutions located in the PRC, respectively. As of March 31, 2020 and December 31, 2019, $378 and $354 were deposited with one financial institution located in Hong Kong, respectively.

Operating activities

Net cash provided by operating activities was approximately $0.8 million for the three months ended March 31, 2020, as compared to approximately $0.8 million net cash used in operating activities for the three months ended March 31, 2019.  Net cash used in operating activities was mainly due to the increase of approximately $0.6 million accounts payable, the decrease of approximately $0.4 million other payables and accrued liabilities, and the increase of approximately $0.4 million of customer deposits, the decrease of approximately $0.2 million of prepayments , and the increase of approximately $0.3 million of accounts receivables.

Investing activities

Net cash used in investing activities was approximately $1.7 million for the three months ended March 31, 2020, as compared to approximately $17,000 net cash provided by investing activities for the three months ended March 31, 2019. Net cash used in investing activities for the three months ended March 31, 2020 was due to approximately $1.7 million spending on purchase of intangible assets and 0.5 million buy financial products.

Financing activities

Net cash provided by financing activities was approximately $0.4 million for the three months ended March 31, 2020, as compared to approximately $0.9 million net cash used in financing activities for the three months ended March 31, 2019. Net cash provided by financing activities for the three months ended March 31, 2020 was due to approximately $0.4 million proceeds from short-term loans - bank.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2020, the Company issued an aggregate of 4,000,000 shares of its common stock, par value $0.0001 per share, to all the shareholders of Sichuan Wuge Network Games Co., Ltd. (“Wuge”), pursuant to a share purchase agreement with Wuge dated January 3, 2020, in exchange for the Wuge’s shareholders’ approval to cause Wuge to enter into, certain contractual agreements with Tongrong Technology (Jiangsu) Co., Ltd. (“Tongrong WFOE”), the Company’s indirectly owned subsidiary, through which Tongrong WFOE shall have the right to control, manage and operate Wuge in return for a service fee equal to 100% of Wuge’s net income. The shares issued in the securities purchase agreement are exempt from the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder.

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

CODE CHAIN NEW CONTINENT LIMITED

Date: June 26, 2020	By:	/s/ Yimin Jin
	Name:	Yimin Jin
	Title:	Chief Executive Officer and Co-Chairman of the Board
(Principal Executive Officer)