Form 10-Q/A
period 2020-03-31
Code Chain New Continent Ltd
filed 2020-07-10
CIK 1641398

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

EXPLANATORY NOTE

Code Chain New Continent Limited (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2020 (the “Quarterly Report”).

The Registrant is filing this Amendment to include those disclosures required by the SEC’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465). The Amendment, is not intended to reflect events that may have occurred subsequent to the original filing date of the Quarterly Report.

As previously reported on the current report on Form 8-K filed on May 15, 2020, the Company was unable to file its Quarterly Report by the original deadline of May 15, 2020, due to circumstances related to the COVID-19 pandemic. The Company followed the restrictive measures implemented in China, by suspending operation and having employees work remotely during February and March 2020. The Company gradually resumed operation and production starting in April 2020. Such restrictive measures caused a delay in the entry time of the on-site audit by the Company’s independent public accountant. In addition, the offices of WWC. P.C., the independent public accounting firm of the Company, is located in one of the epicenters of the coronavirus outbreak in the United States. As a result, the Company experienced a delay in the preparation, audit and completion of the Company’s financial statements for the Quarterly Report.

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

July 10, 2020	CODE CHAIN NEW CONTINENT LIMITED

	By:	/s/ Yimin Jin
Name: Yimin Jin Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Yi Li
Name: Yi Li Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

2