Form 10-Q
period 2020-06-30
Code Chain New Continent Ltd
filed 2020-08-13
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2020, there were 30,188,958 shares of the Company’s common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CCNC	Nasdaq Capital Market

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,939,520	$2,483,567
Short Term Investment	3,036,938	-
Notes receivable		43,003
Accounts receivable, net	1,039,772	2,197,264
Other receivables, net	1,820,365	52,616
Inventories	1,248,906	1,197,065
Prepayments	4,144,414	4,069,214
Discontinued operations - current assets	-	1,544,177
Total current assets	13,229,915	11,586,906

PLANT AND EQUIPMENT, NET	79,688	19,057

RIGHT-OF-USE ASSETS	85,605	90,250

OTHER ASSETS
Goodwill	14,329,042	7,289,454
Intangible assets, net	1,130,528	-
Deferred tax assets	3,531	37,532
Discontinued operations – non-current assets	-	3,424,390
Total other assets	15,463,101	10,751,376

Total assets	$28,858,309	$22,447,589

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$437,884	$-
Accounts payable	920,480	344,108
Other payables and accrued liabilities	2,585,341	4,121,862
Other payables - related parties	641,570	1,336,902
Customer deposits	1,040,124	146,771
Lease liabilities - current	62,093	61,009
Taxes payable	3,555	202
Discontinued operations - current liabilities		10,174,066
Total current liabilities	5,691,047	16,184,920

OTHER LIABILITIES
Lease liabilities - noncurrent	60,681	61,580
Discontinued operations – non-current liabilities	-	239,097
Total other liabilities	60,681	300,677

Total liabilities	5,751,728	16,485,597

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 28,514,520 and 20,821,661 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively*	2,851	2,082
Additional paid-in capital	19,242,951	8,350,861
Retained earnings	5,400,286	(1,558,683)
Accumulated other comprehensive loss	(1,539,507)	(832,268)
Total shareholders’ equity	23,106,581	5,961,992

Total liabilities and shareholders’ equity	$28,858,309	$22,447,589

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Equipment and systems	$-	$-	$-	$-
Fuel materials	1,279,781	7,418,297	6,445,181	12,285,253
Trading and others	46,482	473,468	46,482	639,297
TOTAL REVENUES	1,326,263	7,891,765	6,491,663	12,924,550

COST OF REVENUES
Equipment and systems	-	-	-	-
Fuel materials	1,189,205	7,423,011	6,172,177	12,312,714
Trading and others	-	256,787	-	316,063
TOTAL COST OF REVENUES	1,189,205	7,679,798	6,172,177	12,628,777

GROSS PROFIT	137,058	211,967	319,486	295,773

OPERATING EXPENSES (INCOME)
Selling, general and administrative	311,685	(19,305)	904,055	567,804
Provision for (recovery of) doubtful accounts	969	405,022	(134,769)	289,873
TOTAL OPERATING EXPENSES (INCOME)	312,654	385,717	769,286	857,677

INCOME FROM OPERATIONS	(175,596)	(173,750)	(449,800)	(561,904)

OTHER INCOME (EXPENSE)
Interest income	8,423	(2)	10,063	-
Interest expense	(9,462)	(9,764)	(11,482)	(17,606)
Investment income	3,600	-	12,950	-
Other income (expense), net	(1)	946	(1)	-
Total other income (expense), net	2,560	(8,820)	11,530	(17,606)

INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(173,036)	(182,570)	(438,270)	(579,510)

PROVISION FOR INCOME TAXES	1,567	(5,279)	50,111	42,239

INCOME FROM CONTINUING OPERATIONS	(174,603)	(177,291)	(488,381)	(621,749)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(4,446)	1,537,297	495,733	1,250,309
Gain on disposal, net of taxes	6,951,617	-	6,951,617	-
	6,947,171	1,537,297	7,447,350	1,250,309

Net income	6,772,568	1,360,006	6,958,969	628,560

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(382,301)	(558,490)	(707,240)	(47,405)

COMPREHENSIVE INCOME (LOSS)	$6,390,267	$801,516	$6,251,729	$581,155

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	27,640,684	21,735,542	27,640,684	20,867,311

Earnings per share from continuing operations
Basic and diluted	(0.01)	(0.01)	(0.02)	(0.03)

Earnings per share from discontinued operations
Basic and diluted	0.25	0.07	0.27	0.06

Earnings per share available to common shareholders
Basic and diluted*	$0.25	$0.06	$0.25	$0.03

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other
	Shares	Amount	Shares	Amount	Paid-in Capital	Statutory Reserves	Unrestricted	Comprehensive Income (Loss)	Total
BALANCE, January 1, 2019	-	$-	19,895,935	$1,990	$4,814,846	-	$15,267,660	$(720,693)	$19,363,803
Net income	-			-	-	-	628,560	-	628,560
Conversion of warrants into common stock		-	106,903	11	(11)	-	-	-	-
Issuance of common stock for debt settlement	-	-	131,330	13	261,334	-	-	-	261,347
Issuance of common stock for debt settlement	-	-	142,530	14	290,747	-	-	-	290,761
Issuance of common stock for cash			1,492,000	149	2,983,850	-	-		2,983,999
Foreign currency translation	-	-	-	-	-	-	-	(47,405)	(47,405)
BALANCE, June 30, 2019 (Unaudited)	-	$-	21,768,698	$2,177	8,350,766	$-	$15,896,220	$(768,098)	$23,481,065

	For the Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other
					Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2020	-	-	20,821,661	2,082	8,350,861	-	(1,558,683)	(832,267)	5,961,993
Net income	-	-	-	-	-	-	6,958,969	-	6,958,969
Issuance of shares for acquisition	-	-	4,000,000	400	7,199,600	-	-	-	7,200,000
Issuance of common stock for cash	-	-	3,692,859	369	3,692,490	-	-	-	3,692,859
Foreign currency translation	-	-	-	-	-	-	-	(707,240)	(707,240)
BALANCE, June 30, 2020 (Unaudited)	-	$-	28,514,520	$2,851	$19,242,951	$-	$5,400,286	$(1,539,507)	$23,106,581

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,958,969	$628,560
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	8,448	198,570
Amortization of intangible assets	46	108,082
Gain on disposal of discontinued operations	(6,951,617)
Deferred tax provision	33,692	(8,229)
Change in operating assets and liabilities
Notes receivable	42,679	(640,167)
Accounts receivables	1,133,484	(2,627,521)
Other receivables	(32,423)	(202,197)
Other receivable - related party	13,260	41,297
Inventories	(69,803)	638,092
Prepayments	(131,316)	(346,858)
Accounts payable	545,282	648,537
Other payables and accrued liabilities	(1,161,359)	(1,764,652)
Customer deposits	599,565	506,600
Lease liabilities	13,377	51,948
Taxes payable	3,380	475,649
Net cash used in operating activities	1,005,664	(2,292,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from acquisition of Wuge	228,788	-
Net decrease in cash from disposal of discontinued operations	(470,576)	-
Purchase of intangible assets	(1,138,664)	-
Purchase of financial products	(3,058,670)	-
Purchase of equipment	(63,814)	(16,796)
Net cash (used in) provided by investing activities	(4,502,936)	(16,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,572,697	2,984,000
Proceeds from short-term loans - bank	441,017	-
Net cash provided by financing activities	3,013,714	2,984,000

EFFECT OF EXCHANGE RATE ON CASH	(60,489)	(65,187)

INCREASE IN CASH	(544,047)	609,728

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,483,567	726,737

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,939,520	$1,336,465

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$16,419	$-
Cash paid for interest	$11,482	$17,606

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for warrants conversion	$-	$11
Issuance of common stock for debts settlement	$-	$552,108
Initial recognition of right-of-use assets and lease liabilities	$122,774	$317,349

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

Code Chain New Continent Limited (the “Company” or “CCNC”), formerly known as TMSR Holding Company Limited and JM Global Holding Company, was a blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. On June 20, 2018, CCNC completed a reincorporation and as a result, the Company changed its state of incorporation from Delaware to Nevada (the “Reincorporation”). The Articles of Incorporation and Bylaws of CCNC Nevada became the governing instruments of the Company, resulting in a 2-for-1 forward stock split of the Company’s common stock (the “Forward Split). The Reincorporation and Forward Split were approved by shareholders holding the majority of the outstanding shares of common stock of CCNC Delaware on June 1, 2018 at the Annual Meeting of Shareholders.

On February 6, 2018, China Sunlong Environmental Technology Inc. (“China Sunlong”) consummated the business combination with the Company pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) dated as of August 28, 2017 by and among (i) the Company; (ii) Zhong Hui Holding Limited; (iii) China Sunlong; (iv) each of the shareholders of China Sunlong named on Annex I of the Share Exchange Agreement (the “Sellers”); and (v) Chuanliu Ni, a Chinese citizen who is the Chief Executive Officer and director of China Sunlong, in the capacity as the representative for the Sellers. Pursuant to the Share Exchange Agreement, the Company acquired from the Sellers all of the issued and outstanding equity interests of China Sunlong in exchange for 17,990,856 newly-issued shares of common stock of the Company to the Sellers. 1,799,088 of these newly-issued shares are held in escrow for 18 months from the closing date of the Business Combination as a security for China Sunlong and the Sellers’ indemnification obligations under the Share Exchange Agreement. This transaction is accounted for as a “reverse merger” and recapitalization at the date of the consummation of the transaction since the shareholders of China Sunlong owns the majority of the outstanding shares of the Company immediately following the completion of the transaction and the Company’s operations was the operations of China Sunlong following the transaction. Accordingly, China Sunlong was deemed to be the accounting acquirer in the transaction and the transaction was treated as a recapitalization of China Sunlong. The financial statements of China Sunlong prior to February 6, 2018 are prepared on the basis as if the reorganization became effective as of the beginning of the first period presented in the accompanying consolidated financial statements of the Company.

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

On April 11, 2018, the Company, Shengrong WFOE and Hubei Shengrong, both of which are the Company’s indirectly owned subsidiaries (collectively “Purchasers”), entered into a Share Purchase Agreement with Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, and Hubei Zhonggong Materials Group Co., Ltd. (collectively “Sellers” ) and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a company incorporated in China engaging in the research, development, production and sale of coating materials. Pursuant to the Share Purchase Agreement, as supplemented on August 16, 2018, the Purchasers acquired all of the outstanding equity interests of Wuhan Host. In exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million, of which $4.7 million or RMB equivalent shall be paid in cash and $6.0 million shall be paid in shares of common stock, of CCNC (“Share Consideration”). The Parties agree the Share Consideration shall be an aggregate of 1,012,932 shares of common stock of which is based on the closing price of US$4.64 on March 27, 2018.

On March 31, 2017, China Sunlong completed its acquisition of 100% of the equity in TJComex International Group Corporation (“TJComex BVI”). At the closing of such acquisition, the selling shareholders of TJComex BVI received 5,935 shares of China Sunlong Common Stock valued at $926.71 per share for 100% of their equity in TJComex BVI. TJComex BVI owns 100% of the issued and outstanding capital stock of TJComex Hong Kong Company Limited (“TJComex HK”), a Hong Kong limited liability company, which owns 100% equity interest of Tianjin Corro Technological Consulting Co., Ltd. (“TJComex WFOE”), a wholly foreign owned enterprise incorporated under the laws of the PRC. Pursuant to certain contractual arrangements, TJComex WFOE controls Tianjin Commodity Exchange Co., Ltd. (“TJComex Tianjin”), a limited liability company incorporated under the law of the PRC. TJComex Tianjin is engaged in general merchandise trading business and related consulting services, and its headquarter is located in the city of Tianjin, PRC.

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

On October 10, 2017, Hubei Shengrong established a wholly owned subsidiary, Fujian Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Fujian Shengrong”), with registered capital of RMB 10,000,000 (approximately USD 1,518,120). Fujian Shengrong has no operations prior to May 30, 2018. On May 30, 2018, Hubei Shengrong and two unrelated entities entered into certain Capital Transfer and Contribution Agreement pursuant to which these two entities shall contribute cash of approximately USD 5.0 million (RMB 32.0 million) into Fujian Shengrong and Hubei Shengrong shall contribute approximately USD 1.3 million (RMB 8.0 million) which is the consideration for certain technology consulting services to be provided by Hubei Shengrong to the two entities. Upon completion of the contribution, the total registered capital of Fujian Shengrong increased to RMB 40.0 million (approximately USD 6.3 million) and Hubai Shengrong owns 20% and the two entities collectively own 80% of the equity interest of Fujian Shengrong. In August 2018, Hubei Shengrong transferred 20% equity interest of Fujian Shengrong to Shengrong WFOE. The Company will account for the investment in Fujian Shengrong using the cost method. Since Shengrong WFOE did not provide any cash contribution to Fujian Shengrong or technology services, the investment balance under the cost method investment on June 30, 2020 is $0.

On November 30, 2018, the Company entered into a Share Purchase Agreement with Jirong Huang and Qihuang Wang (collectively “Sellers”) and Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), a company incorporated in China engaging in the sale of fuel materials and harbor cargo handling services. Pursuant to the Share Purchase Agreement, CCNC shall issue an aggregate of 4,630,000 shares of CCNC’s common stock to the Rong Hai Shareholders, in exchange for Rong Hai Shareholders’ agreement to enter into, and their agreement to cause Rong Hai to enter into, certain VIE Agreements (the “Rong Hai VIE Agreements”) with Shengrong WFOE, through which Shengrong WFOE shall have the right to control, manage and operate Rong Hai in return for a service fee approximately equal to 100% of Rong Hai’s net income (“Acquisition”). On November 30, 2018, Shengrong WFOE, the Company’s indirectly owned subsidiary, entered into a series of VIE Agreements with Rong Hai and the Rong Hai Shareholders. The VIE Agreements are designed to provide Shengrong WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Rong Hai, including absolute rights to control the management, operations, assets, property and revenue of Rong Hai. Rong Hai has the necessary license to carry out coal trading business in China. The Acquisition closed on November 30, 2018. Starting on November 30, 2018, the Company’s business activities added coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap, of which business activities are carried out in Nantong, Jiang Su Province, PRC.

On December 27, 2018, the Company, entered into an Equity Purchase Agreement with Hopeway International Enterprises Limited., a private limited company duly organized under the laws of British Virgin Islands (the “Hopeway”). Pursuant to the Equity Purchase Agreement, Shengrong WOFE shall sell 100% equity interests in Hubei Shengrong to Hopeway in exchange for Hopeway’s agreement to irrevocably forfeit and cancel 8,523,320 shares of common stock of the Company, constituting all the shares owned by Hopeway. The transaction contemplated by the Equity Purchase Agreement is hereby referred as Disposition. The Company’s decision to dispose of Hubei Shengrong is due to the planning mandates of Wuhan Municipal Government 2018 which manufactures should move away from city’s downtown area. Therefore, due to the policy change, Hubei Shengrong is forced to close the existing facility, relocate and build a new facility, which is expected to take approximately 7-8 years. As a result, Hubei Shengrong will not be able to keep the production running and will generate no income in the foreseeable future. Management believed it is very difficult, if possible at all, to continue manufacturing of solid waste recycling systems. As such, the Company has been actively seeking to dispose Hubei Shengrong while retaining the research and development and sale of solid waste recycling systems business. Upon closing of the Disposition, Hopeway will become the sole shareholder of Hubei Shengrong and as a result, assume all assets and obligations of Hubei Shengrong except the research and development team and intellectual property rights in connection with the solid waste recycling systems business shall be assigned to Shengrong WFOE as part of the Disposition. As Shengrong WFOE has significant continuing involvement in the sale of solid waste recycling systems business and the processed industrial waste materials trading business, this restructuring did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the results of operations for Hubei Shengrong were not reported as discontinued operations under the guidance of Accounting Standards Codification 205.

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

On January 3, 2020, the Company entered into a share purchase agreement with Sichuan Wuge Network Games Co., Ltd. (“Wuge”) and all the shareholders of Wuge, including Wei Xu, Bibo Lin, Jiangsu Lingkong Network Joint Stock Co., Ltd., which is controlled by Wei Xu, and Anhui Shuziren Network Technology Co., Ltd., which is also controlled by Wei Xu. Pursuant to the share purchase agreement, on January 24, 2020, the Company issued an aggregate of 4,000,000 shares of TMSR’s common stock to the shareholders of Wuge, in exchange for Wuge’s shareholders’ agreement to enter into, and their agreement to cause Wuge to enter into, certain VIE agreements (the “Wuge VIE Agreements”) with Tongrong WFOE, through which Tongrong WFOE has the right to control, manage and operate Wuge in return for a service fee equal to 100% of Wuge’s net income.

On April 30, 2020, Tongrong WFOE entered into a series of assignment agreements with Shengrong WFOE, Rong Hai and shareholders of Rong Hai, pursuant to which Shengrong WFOE assign all its rights and obligations under the Rong Hai VIE Agreements to Tongrong WFOE. The Rong Hai VIE Agreements and the Assignment Agreements grant Tongrong WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Rong Hai, including absolute rights to control the management, operations, assets, property and revenue of Rong Hai. The assignment does not have any impact on Company’s consolidated financial statements.

Effective May 18, 2020, the Company changed its corporate name from “TMSR Holding Company Limited” to “Code Chain New Continent Limited” pursuant to a Certificate of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Nevada. In connection with the name change, effective May 18, 2020, the ticker symbol of the Company’s common stock and warrants changed from “TMSR” and “TMSRW” to “CCNC” and “CCNCW”, respectively.

On June 30, 2020, the Company entered into a share purchase agreement with Jiazhen Li, former CEO of the Company (the “Buyer”), Long Liao and Chunyong Zheng, who are former shareholders of Wuhan HOST Coating Materials Co., Ltd., an indirect subsidiary of the Company, (collectively the “Payees”). Pursuant to the Agreement, the Company agreed to sell, and the Buyer agreed to purchase all the issued and outstanding ordinary shares of China Sunlong (the “Sunlong Shares”). The Payees have a prior relationship with the Buyer and have agreed to be responsible for the payment of the purchase price on behalf of Buyer. The purchase price for the Sunlong Shares shall be $1,732,114, payable in consideration of cancellation of 1,012,932 shares of the Company owned by the Payees (the “CCNC Shares”). The CCNC Shares are valued at $1.71 per share, based on the closing price of the Company’s common stock on June 30, 2020.

The accompanying consolidated financial statements reflect the activities of CCNC and each of the following entities:

Name	Background		Ownership
China Sunlong[3]	●	A Cayman Islands company	100% owned by the Company
Shengrong BVI[3]	● ●	A British Virgin Island company Incorporated on June 30, 2015	100% owned by China Sunlong
Citi Profit BVI		A British Virgin Island company Incorporated on April 2019	100% owned by the Company
Shengrong HK3	● ●	A Hong Kong company Incorporated on September 25, 2015	100% owned by Shengrong BVI
TMSR HK	● ●	A Hong Kong company Incorporated on April 2019	100% owned by Citi Profit BVI
Shengrong WFOE[3]	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Shengrong HK
● ● ● ●

Incorporated on March 1, 2016

Registered capital of USD 12,946 (HKD100,000), fully funded

Purchase and sales of high efficiency permanent magnetic separator and comprehensive utilization system

Trading of processed industrial waste materials

Tongrong WFOE	● ●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”) Incorporated on August 2019	100% owned by TMSR HK
Hubei Shengrong[2]	● ●	A PRC limited liability company Incorporated on January 14, 2009	100% owned by Shengrong WFOE
	●	Registered capital of USD 4,417,800 (RMB 30,000,000), fully funded
	● ●	Production and sales of high efficiency permanent magnetic separator and comprehensive utilization system. Trading of processed industrial waste materials
Wuhan HOST[3]	● ● ●	A PRC limited liability company Incorporated on October 27, 2010 Registered capital of USD 750,075 (RMB 5,000,000), fully funded	100% owned by Shengrong WFOE
	●	Research, development, production and sale of coating materials.
Shanghai Host Coating Materials Co., Ltd. (“Shanghai HOST”)[3]	● ● ●	A PRC limited liability company Incorporated on December 11, 2014 Registered capital of USD 3,184,371 (RMB 20,000,000), to be fully funded by November 2024
	●	No operations and no capital contribution has been made as of December 31, 2018	80% owned by Wuhan HOST
Wuhan HOST Coating Materials Xiaogan Co., Ltd. (“Xiaogan HOST”)[3]	● ● ● ●

A PRC limited liability company

Incorporated on December 25, 2018

Registered capital of USD 11,595,379 (RMB 80,000,000), to be fully funded by December 2028

No operations and no capital contribution has been made as of December 31, 2018

90% owned by Wuhan HOST
Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”)	● ● ● ●

A PRC limited liability company

Incorporated on May 20, 2009

Registered capital of USD 3,171,655 (RMB 20,180,000), fully funded

Coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap

VIE of Tongrong WFOE
Wuge	● ●	A PRC limited liability company Incorporated on July 4, 2019	VIE of Tongrong WFOE
TJComex BVI[1]	● ●	A British Virgin Island company Incorporated on March 8, 2016	100% owned by China Sunlong
TJComex HK1	● ●	A Hong Kong company Incorporated on March 19, 2014	100% owned by TJComex BVI
TJComex WFOE[1]	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TJComex HK
	●	Incorporated on March 10, 2004
	●	Registered capital of USD 200,000
TJComex Tianjin[1]	● ●	A PRC limited liability company Incorporated on November 19, 2007	100% owned by TJComex WFOE
	●	Registered capital of USD 7,809,165 (RMB 55,000,000)
	●	General merchandise trading business and related consulting services

[1]	Disposed on April 2, 2018
[2]	Disposed on December 27, 2018
[3]	Disposed on June 30, 2020

Contractual Arrangements

Rong Hai and Wuge are controlled through contractual agreements in lieu of direct equity ownership by the Company or any of its subsidiaries. Such contractual arrangements consist of a series of five agreements, consulting services agreement, equity pledge agreement, call option agreement, voting rights proxy agreement, and operating agreement (collectively the “Contractual Arrangements”).

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

This consulting services agreement took effect upon execution and shall remain in full force and effective until Rong Hai’s valid operation term expires. Shengrong WFOE may, at its discretion, decide to renew or terminate this consulting services agreement.

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

This equity pledge agreement took effect upon execution and shall remain in full force and effective until Rong Hai and Shengrong WFOE’s satisfaction of all contractual obligations and settlement of all secured indebtedness. Upon Shengrong WFOE’s request, Rong Hai shall extend its operation period to sustain the effectiveness of this equity pledge agreement.

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

This call option agreement shall took effect upon execution. Rong Hai and Shengrong WFOE shall not terminate this call option agreement under any circumstances for any reason unless it is early terminated by Shengrong WFOE or by the requirements under the applicable laws. This call option agreement shall be terminated provided that all equity interest or assets under this option is transferred to Shengrong WFOE or its designee.

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

The voting rights proxy agreement took effect upon execution of and shall remain in effect indefinitely for the maximum period of time permitted by law in consideration of Shengrong WFOE.

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

This operating agreement took effect upon execution and shall remain in full force and effective until Rong Hai’s valid operation term expires. Either party of Shengrong WFOE and Rong Hai shall complete approval or registration procedures for the extension of its business term three months prior to the expiration of its business term, for the purpose of the maintenance of the effectiveness of this operating agreement.

Material terms of each of the Wuge VIE Agreements are described below:

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

The Company’s Board of Directors determined that the certain operating subsidiaries, namely, Wuhan Host, and Shengrong WFOE have been designated as discontinued operations. The Company’s board intends to sell these businesses based on their values as continuing going concerns. The Company’s assets and liabilities on its consolidated balance sheets at June 30, 2020 and December 31, 2019 and its statements of operations for the six months ended June 30, 2020 and 2019 have been grouped and re-grouped based on this designation.

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

Translation adjustments included in accumulated other comprehensive loss amounted to $(1,540,111) and $(832,267) as of June 30, 2020 and December 31, 2019, respectively. The balance sheet amounts, with the exception of shareholders’ equity at June 30, 2020 and December 31, 2019 were translated at 7.08 RMB and 7.14 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the six months ended June 30, 2020 and 2019 were 7.03 RMB and 6.78 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the first-in-first-out method in Shengrong WFOE and weighted average method in Wuhan HOST and Rong Hai. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and recognize an impairment charge against the inventory when the carrying value exceeds net realizable value. As of June 30, 2020 and December 31, 2019, no obsolescence and cost in excess of net realizable value were recognized.

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

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as warranty retainage during the retainage period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty retainage claims historically. Due to the infrequent and insignificant amount of warranty retainage claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty retainage are recognized over the retainage period over 12 months. For the six months ended June 30, 2020, less than 5% of our retainage revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying statements of income and comprehensive income.

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues – Equipment and systems	$-	$-	$-	$-
Revenues –fuel materials	1,279,781	7,418,297	6,445,181	12,285,253
Revenues – Trading and others	46,482	473,468	46,482	639,297
Total revenues	$1,326,263	$7,891,765	$6,491,663	$12,924,550

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

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the selling, general and administrative expenses and totaled $0 and $219,675 for the six months ended June 30, 2020 and 2019, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the six months ended June 30, 2020 and 2019. As of June 30, 2020, the Company’s PRC tax returns filed for 2017, 2018 and 2019 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the six months ended June 30, 2020 and 2019, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the six months ended June 30, 2020 and 2019.

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

Wuge

On January 3, 2020, the Company entered into a share purchase agreement with Sichuan Wuge Network Games Co., Ltd. (“Wuge”) and all the shareholders of Wuge (“Wuge Shareholders”). Pursuant to the share purchase agreement, the Company agreed to issue an aggregate of 4,000,000 shares of CCNC’s common stock to the Wuge Shareholders, in exchange for Wuge Shareholders’ agreement to enter into, and their agreement to cause Wuge to enter into, certain VIE agreements (“VIE Agreements”) with Tongrong WFOE the Company’s indirectly owned subsidiary, through which Tongrong WFOE shall have the right to control, manage and operate Wuge in return for a service fee equal to 100% of Wuge’s net income (the “Acquisition”). On January 3, 2020, Tongrong WFOE entered into a series of VIE Agreements with Wuge and the Wuge Shareholders. The VIE Agreements are designed to provide Tongrong WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Wuge, including absolute rights to control the management, operations, assets, property and revenue of Wuge. Wuge has all necessary license to carry out its business in China.Wuge is a technology company in development stage. It was incorporated in China in July 2019. Wuge Manor, the game Wuge is developing, is the world’s first game that combines Internet of Things (IoT) and e-commerce that is based on Code Chain platform. Through the game, players will be able to have access to hundreds of vendors and business owners in over 100 cities in China, participate in activities those businesses set up and collect points, which can be redeemed as equipment in the game or coupons usable when making purchase at that business. In addition, Wuge produced electronic tokens that can be stored in the Code Chain system to purchase virtual property based on real estate. The Acquisition closed on January 24, 2020.

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	June 30,	December 31,
	2020	2019

Current assets	$9,201,684	$8,687,451
Property, plants and equipment, Intangible Assets	1,165,027	19,057
Other noncurrent assets	89,136	127,782
Goodwill	14,329,042	7,289,454
Total assets	24,786,889	16,123,744

Current liabilities	8,264,556	6,067,264
Non-current liabilities	60,681	61,580
Total liabilities	8,325,237	6,128,844
Net assets	$16,459,652	$9,994,900

	June 30,	December 31,
	2020	2019

Short-term loan	$437,884	$-
Accounts payable	880,713	619,329
Other payables and accrued liabilities	74,154	301,230
Other payables – related party	5,766,063	5,082,068
Tax payables	3,525	202
Customer Advances	1,040,124	3,426
Lease liabilities	62,093	61,009
Total current liabilities	8,264,556	6,067,264
Lease liabilities - noncurrent	60,681	61,580
Total liabilities	$8,325,237	$6,128,844

The summarized operating results of the VIE’s are as follows:

For the six months ended June 30,
2020

Operating revenues	$6,491,663
Gross profit	326,254
Income from operations	(337,537)
Net income	$(387,648)

Note 5 – Accounts receivable, net

Accounts receivable consist of the following:

	June 30, 2020	December 31, 2019

Accounts receivable	$1,153,142	$2,221,319
Less: Allowance for doubtful accounts	(113,370)	(24,055)
Total accounts receivable, net	$1,039,772	$2,197,264

Movement of allowance for doubtful accounts is as follows:

	June 30, 2020	December 31, 2019

Beginning balance	$24,055	$732,846
Beginning balance from Wuhan HOST	-	260,764
Beginning balance from Rong Hai	24,055	472,082
Addition	90,308	-
Recovery	-	(708,791)
Exchange rate effect	(993)	-
Ending balance	$113,370	$24,055

Note 6 – Inventories

Inventories consist of the following:

	June 30, 2020	December 31, 2019

Raw materials	$-	$-
Work in progress	-	-
Finished Goods	1,248,906	1,197,065
Total inventories	$1,248,906	$1,197,065

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2020	December 31, 2019

Office equipment and furniture	$62,972	$39,688
Automobile	251,523	209,057
Subtotal	314,495	248,745
Less: accumulated depreciation	(234,807)	(229,688)
Total	$79,688	$19,057

Depreciation expense for the six months ended June 30, 2020 and 2019 amounted to $8,403 and $198,570, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	June 30, 2020	December 31, 2019

Development of technology	$1,130,023	$-
Software	551	-
Less: accumulated amortization	(46)	-
Net intangible assets	$1,130,528	$-

Amortization expense for the six months ended June 30, 2020 and 2019 amounted to $46 and $0, respectively.

Note 9 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Wuhan HOST	Rong Hai	Wuge	Total
Balance as of December 31, 2019	$3,424,390	$7,289,454	$-	$10,713,844
Goodwill acquired through acquisition	-	-	7,140,304	7,140,304
Disposal of the company	(3,424,390)	-	-	(3,424,390)
Foreign currency translation adjustment	-	(106,364)	5,648	(100,716)
Balance as of June 30, 2020	$-	$7,183,090	$7,145,952	$14,329,042

Note 10 – Related party balances and transactions

Related party balances

Other payables – related parties:

Name of related party	Relationship	June 30, 2020	December 31, 2019

Chuanliu Ni	Chief Executive Officer and director of a former subsidiary	$325,907	$325,907
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500
Chengdu Yuan Code Chain Technology Co. Ltd	A company controlled by former shareholder of the Company	103,719	-
Qihai Wang	Shareholder of the Company	71,444	166,673
Jiangsu Longying Education Technology Co. Ltd	A company in which shareholder hold shares	-	422,868
Jiangsu Longhai Film Culture Media Co. Ltd	Under common control of shareholder of the Company	-	280,954
Total		$641,570	$1,336,902

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 11 – Debt

Short term loan

Short term loan due to bank is as follows:

Short term loans	Maturities	Weighted average interest rate	Collateral/Guarantee	June 30, 2020	December 31, 2019
Loan from Bank of Jiangsu	March 25, 2021	4.5%	Guaranteed by Qihai Wang’s personal property	$247,193	-
Loan from Bank of Jiangsu	January 12, 2021	5.22%	Guaranteed by Qihai Wang’s personal property	$190,691	-

Interest expense for the three months ended June 30, 2020 and 2019 amounted to $9,473 and $9,764, respectively, and for the six months ended June 30, 2020 and 2019 amounted to $11,482 and $17,606, respectively.

Note 12 – Taxes

Income tax

United States

CCNC was organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018. CCNC’s U.S. net operating loss for the six months ended June 30, 2020 amounted to approximately $90,000. As of June 30, 2020, CCNC’s net operating loss carry forward for United States income taxes was approximately $19,000. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there are no impact of GILTI for the six months ended June 30, 2020 and 2019, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

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

Significant components of the provision for income taxes are as follows:

	For the three months ended June 30, 2020	For the three months ended June 30, 2019

Current	$1,810	$234,473
Deferred	(243)	(38,229)
Total provision for income taxes	$1,567	$196,244

	For the six months ended June 30, 2020	For the six months ended June 30, 2019

Current	$16,419	$255,301
Deferred	33,692	(8,229)
Total provision for income taxes	$50,111	$247,072

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	June 30, 2020	December 31, 2019

Net operating losses carried forward – U.S.	$19,106	$17,309
Net operating losses carried forward – PRC	-	-
Bad debt allowance	3,531	37,532
Valuation allowance	(19,106)	(17,309)
Deferred tax assets, net	$3,531	$37,532

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

Taxes payable consisted of the following:

	June 30, 2020	December 31, 2019

VAT taxes payable	$1,550	$-
Income taxes payable	1,900	-
Other taxes payable	105	202
Total	$3,555	$202

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

For the three months ended June 30, 2020 and 2019, rent expenses amounted to $7,966 and $24,941, respectively.

For the six months ended June 30, 2020 and 2019, rent expenses amounted to $16,047 and $51,948, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended June 30,	Operating lease amount
2020	$124,377
2021	99,501
2022	76,957
2023	23,900
Total lease payments	324,735
Less: interest	(201,961)
Present value of lease liabilities	$122,774

Note 14 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of June 30, 2020 and December 31, 2019, no cash were deposited with various financial institutions located in the U.S. As of June 30, 2020 and December 31, 2019, $1,939,520 and $4,003,554 and were deposited with various financial institutions located in the PRC, respectively. As of June 30, 2020 and December 31, 2019, $0 and $354 were deposited with one financial institution located in Hong Kong, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended June 30, 2020, one customers accounted for 98.3% of the Company’s revenues. For the three months ended June 30, 2019, three customers accounted for 22.2%, 21.8% and 20.0% of the Company’s revenues.

For the six months ended June 30, 2020, one customers accounted for 99.3% of the Company’s revenues. For the six months ended June 30, 2019, four customers accounted for 15.0%, 14.3%,14.1% and 12.9% of the Company’s revenues.

 As of June 30, 2020, two customer accounted for 50.7% and 45.4% of the Company’s accounts receivable; and one customer accounted for 100% of the Company’s Customer Advances. As of June 30, 2019, two customer accounted for 42.1% and 15.7% of the Company’s accounts receivable; and four customer accounted for 20.7%,17.7%,17.1% and 15.5% of the Company’s Customer Advances.

For the three months ended June 30, 2020, one suppliers accounted for 87.1% of the Company’s total purchases. For the three months ended June 30, 2019, two suppliers accounted for 26.7% and 13.2% of the Company’s total purchases.

For the six months ended June 30, 2020, four suppliers accounted for 30.1%, 28.7%, 18.2% and 12.7% of the Company’s total purchases. For the six months ended June 30, 2019, three suppliers accounted for 32.5%, 11.9% and 11.1% of the Company’s total purchases.

As of June 30, 2020, three suppliers accounted for 58.9%, 19.04% and 10.6% of the Company’s prepayments; and four suppliers accounted for 33.4%, 30.9%, 17.5% and 15.2% of the Company’s total accounts payable. As of June 30, 2019, three suppliers accounted for 39.6%, 18.7% and 12.4% of the Company’s prepayments; and three suppliers accounted for 28.1%, 21.5% and 16.7% of the Company’s total accounts payable.

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

As of June 30, 2020 and December 31, 2019, Shengrong WFOE, Wuhan HOST, and Rong Hai, collectively attributed $0 of retained earnings for their statutory reserves as they have accumulated losses.

As a result of the foregoing restrictions, Shengrong WFOE, Tongrong WFOE, Wuge, Wuhan Host and Rong Hai are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Shengrong WFOE, Tongrong WFOE, Wuge, Wuhan Host and Rong Hai from transferring funds to China Sunlong in the form of dividends, loans and advances. As of June 30, 2020 and December 31, 2019, amounts restricted are the net assets of Shengrong WFOE, Tongrong WFOE, Wuge, Wuhan Host and Rong Hai which amounted to $2,123,588 and $(7,263,520), respectively.

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

On January 3, 2020, the Company entered into a Share Purchase Agreement with Wuge and all the shareholders of Wuge (“Wuge Shareholders”). Wuge Shareholders are Wei Xu, Bibo Lin, Jiangsu Lingkong Network Joint Stock Co., Ltd., which is controlled by Wei Xu, and Anhui Shuziren Network Technology Co., Ltd., which is controlled by Wei Xu. Pursuant to the SPA, TMSR shall issue an aggregate of 4,000,000 shares of TMSR’s common stock to the Wuge Shareholders, in exchange for Wuge Shareholders’ agreement to enter into, and their agreement to cause Wuge to enter into, certain VIE agreements (“VIE Agreements”) with Tongrong Technology (Jiangsu) Co., Ltd. (“WFOE”), the Company’s indirectly owned subsidiary, through which WFOE shall have the right to control, manage and operate Wuge in return for a service fee equal to 100% of Wuge’s net income (“Acquisition”). On January 24, 2020, the Company completed the Acquisition and issued the Shares to the Wuge Shareholders.

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

The summary of warrant activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Warrants	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2019	9,079,348	4,539,674	$5.75	3.14
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
June 30, 2020	9,079,348	4,539,674	$5.75	2.64

The summary of option activity is as follows:

		Weighted	Average
		Average	Remaining
	Options	Exercise	Contractual
	Outstanding	Price	Life
December 31, 2019	824,000	$5.00	4.16
Granted/Acquired	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
June 30, 2020	824,000	$5.00	2.64

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

The Company’s has discontinued Wuhan Host and Shengrong WFOE. The Company’s remain business segment and operations is Rong Hai. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to Rong Hai; accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess Rong Hai’s performance.

The following represents assets by division as of:

Total assets as of	June 30, 2020	December 31, 2019
Hubei Shengrong and Shengrong WFOE	$-	$-
Wuhan HOST	-	-
Rong Hai and Tongrong WFOE	17,710,457	17,407,872
Wuge	2,198,636	-
CCNC, China Sunlong, Shengrong BVI and Shengrong HK	8,949,216	71,521
Total Assets	$28,858,309	$17,479,393

Note 18 – Discontinued Operations

The following depicts the financial position for the discounted operations of Wuhan Host, Shengrong WOFE, Shengrong HK and China Sunlong as of June 30, 2020 and December 31, 2019, and the result of operations for the discounted operations of Wuhan Host, Shengrong WOFE, Shengrong HK and China Sunlong for the six months ended June 30, 2020 and 2019.

	June 30,	December 31,
Financial Position	2020	2019
CURRENT ASSETS
Cash and cash equivalents	-	1,544,177
Total current assets	-	1,544,177

PLANT AND EQUIPMENT, NET	-	-

OTHER ASSETS
Goodwill	-	3,424,390
Intangible assets, net	-	-
Deferred tax assets	-	-
Total other assets	-	3,424,390
Total assets	-	4,968,567

CURRENT LIABILITIES
Accounts payable	-	2,288,195
Other payables and accrued liabilities	-	1,332,430
Other payables - related parties	-	3,108,908
Customer deposits	-	3,019,264
Lease liabilities - current	-	98,582
Taxes payable	-	326,687
Total current liabilities	-	10,174,066

OTHER LIABILITIES
Third party loan - noncurrent	-	143,345
Lease liabilities - noncurrent	-	95,752
Total other liabilities	-	239,097

Total liabilities	-	10,413,163

Net Assets	-	(5,444,596)

Results of Operations	For the six months ended June 30, 2020	For the six months ended June 30, 2019
REVENUES
Equipment and systems	$-	$2,971,542
Coating and fuel materials	-	4,163,919
Trading and others	-	-
TOTAL REVENUES	-	7,135,461

COST OF REVENUES
Equipment and systems	-	1,208,838
Coating and fuel materials	-	3,665,496
Trading and others	-	-
TOTAL COST OF REVENUES	-	4,874,334

GROSS PROFIT	-	2,261,127

OPERATING EXPENSES (INCOME)
Selling, general and administrative	(495,733)	843,129
Provision for (recovery of) doubtful accounts	-	-
TOTAL OPERATING EXPENSES	(495,733)	843,129

INCOME FROM OPERATIONS	495,733	1,417,998

OTHER INCOME (EXPENSE)
Interest income	-	869
Other income (expense), net	-	36,275
Total other income (expense), net	-	37,144

INCOME (LOSS) BEFORE INCOME TAXES	495,733	1,455,142

PROVISION FOR INCOME TAXES	-	204,833

NET (LOSS) INCOME	$495,733	$1,250,309

Note 19 – Subsequent events

On August 11, 2020, pursuant to certain securities purchase agreements dated May 1, 2020, the Company issued 1,674,428 shares of its common, at a per share purchase price of $1.50, to the eleven investors. The gross proceeds to the Company from this private placement were approximately $2.51 million.

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

Overview

Code Chain New Continent Limited (formerly known as TMSR Holding Company Limited and JM Global Holding Company, the “Company” or “CCNC”), through its subsidiaries and controlled entities, focuses its business into three segments: (1) research, development and sale of an array of solid waste recycling systems for the mining and industrial sectors (the “solid waste recycling systems business”); (2) coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap (the “coal and coke wholesale business”); and (3) the research and development, production and sale of Zinc-rich coating materials (the “coating materials business”). The solid waste recycling systems business was carried out by Shengrong Environmental Protection Technology (Wuhan) Co. Ltd. (“Shengrong WFOE”), the Company’s indirect subsidiary. The coating materials business was carried out by Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), the Company’s indirect subsidiary. The Company’s coal and coke wholesale business is carried out by Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), an entity contractually controlled by the Company. The Company has also engaged in mobile game development, Internet of Things (IoT), and electronic tokens through Wuge Network Games Co., Ltd. (“Wuge”), an entity contractually controlled by the Company.

On June 30, 2020, the Company entered into a share purchase agreement with Jiazhen Li, former CEO of the Company (the “Buyer”), Long Liao and Chunyong Zheng, who are former shareholders of Wuhan HOST, to sell all the equity interest the Company held in China Sunlong. Shengrong WFOE and Wuhan HOST are indirect subsidiaries of China Sunlong. As a result, as of June 30, 2020, operations of Shengrong WFOE and Wuhan HOST have been designated as discontinued operations.

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

Results of Operations

Three Months Ended June 30, 2020 vs. June 30, 2019

				Percentage
	2020	2019	Change	Change
Revenues – Fuel materials	$1,279,781	$7,418,297	$(6,138,516)	(82.7)%
Revenues –others	46,482	473,468	(426,986)	(90.2)%
Total revenues	1,326,263	7,891,765	(6,565,502)	(83.2)%
Cost of Revenues – Fuel materials	1,189,205	7,423,011	(6,233,806)	(84.0)%
Cost of Revenues – others	-	256,787	(256,787)	(100.0)%
Total cost of revenues	1,189,205	7,679,798	(6,490,593)	(84.5)%
Gross profit	137,058	211,967	(74,909)	(35.3)%
Operating expenses	312,654	385,717	(73,063)	(18.9)%
Loss from operations	(175,596)	(173,750)	(1,846)	1.1%
Other income, net	2,560	(8,820)	11,380	(129.0)%
Loss from continuing operations	(174,603)	(177,291)	2,688	(1.5)%
Discontinued operations:
Loss(income) from discontinued operations	(4,446)	1,537,297	(1,541,743)	(100.3)%
Gain on disposal, net of taxes	6,951,617	-	6,951,617	N/A
Net income	6,772,568	1,360,006	5,412,562	398.0%

Revenues

The Company’s revenue consists of fuel materials revenue and others revenue. Total revenues decreased by approximately $6.1 million, or approximately 82.7%, to approximately $1.3 million for the three months ended June 30, 2020, compared to approximately $7.4 million for the three months ended June 30, 2019.

Fuel Revenue

During the three months ended June 30, 2020, we sold 18,364 tons of coal after Rong Hai being acquired with an average selling price of approximately $69.69 per ton.

Others Revenue

Our other revenues decreased by approximately $0.4 million, or 90.2%, to approximately $46,000 for the three months ended June 30, 2020 as compared to approximately $0.5 million for the three months ended June 30, 2019. The decrease was mainly due to decreased harbor cargo handling revenue of Rong Hai.

Cost of Revenues

The Company’s cost of revenues consists of cost of fuel materials, and cost of others. Total cost of revenues decreased by approximately $6.5 million, or approximately 84.5% to approximately $1.2 million for the three months ended June 30, 2020, compared to approximately $7.7 million for the same period in 2019. Our total cost of revenues decrease was attributable to the Company’s general decrease in revenue for fuel materials.

Cost of Fuel Materials Revenue

During the three months ended June 30, 2020, we sold18,364 tons of coal after Rong Hai being acquired with an average unit cost of approximately $64.76.

Cost of Others Revenue

Cost of others revenue decreased by approximately $0.3 million or 100%, to approximately $0 for the three months ended June 30, 2020, compared to $0.3 million for the same period in 2019. The decrease was mainly due to increased harbor cargo handling revenue of Rong Hai.

Gross Profit

The Company’s gross profit decreased by approximately $0.1 million, or 35.3%, to approximately $0.1 million during the three months ended June 30, 2020, from approximately $0.2 million for the three months ended June 30, 2019. The decrease was due to the decline in coal sales.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG & A expenses increased by approximately $330,990, by approximately 1714.53%, from approximately ($0.02) million for the three months ended June 30, 2019 to approximately $0.3 million for the three months ended June 30, 2020. The significant increase was due to certain SG & A expenses from prior periods reclassified to conform to the current period presentation.

Loss from Operations

As a result of the foregoing, loss from operations for the three months ended June 30, 2020 was approximately $0.2 million, a increase of approximately $2,688, or approximately 1.5%, from approximately $0.2 million for the three months ended June 30, 2019. The increase of loss was a result of improved gross profit and recovery of doubtful accounts.

Net Income

The Company’s net income increased by approximately $5.4 million, or 398.0%, to approximately $6.8 million net income for the three months ended June 30, 2020, from approximately $1.4 million net income for the same period in 2019. The increase was mainly due to the disposal of some subsidiaries

Six Months Ended June 30, 2020 vs. June 30, 2019

				Percentage
	2020	2019	Change	Change
Revenues – Fuel materials	$6,445,181	$12,285,253	$(5,840,072)	(47.5)%
Revenues –others	46,482	639,297	(592,815)	(92.7)%
Total revenues	6,491,663	12,924,550	(6,432,887)	(49.8)%
Cost of Revenues – Fuel materials	6,172,177	12,312,714	(6,140,537)	(49.9)%
Cost of Revenues – others	-	316,063	(316,063)	(100.0)%
Total cost of revenues	6,172,177	12,628,777	(6,456,600)	(51.1)%
Gross profit	319,486	295,773	23,713	8.0%
Operating expenses	769,286	857,677	(88,549)	(10.3)%
Loss from operations	(449,800)	(561,904)	112,104	(20.0)%
Other income, net	11,530	(17,606)	29,136	(165.5)%
Loss from continuing operations	(488,381)	(621,749)	133,368	(21.5)%
Discontinued operations:
Income (loss) from discontinued operations	495,733	1,250,309	(754,576)	(60.4)%
Gain (loss) on disposal, net of taxes	6,951,617	-	6,951,617	N/A
Net income (loss)	6,958,969	628,560	6,330,409	1,007.1%

Revenues

The Company’s revenue consists of fuel materials revenue and others revenue. Total revenues decreased by approximately $5.8 million, or approximately 47.5%, to approximately $6.4 million for the six months ended June 30, 2020, compared to approximately $12.3 million for the six months ended June 30, 2019.

Fuel Revenue

During the six months ended June 30, 2020, we sold 109,503 tons of coal after Rong Hai being acquired with an average selling price of approximately $58.86 per ton.

Others Revenue

Our other revenues decreased by approximately $0.6 million, or 92.7%, to approximately $46,482 for the six months ended June 30, 2020 as compared to approximately $0.6 million for the six months ended June 30, 2019. The decrease was mainly due to decreased harbor cargo handling revenue of Rong Hai.

Cost of Revenues

The Company’s cost of revenues consists of cost of fuel materials, and cost of others. Total cost of revenues decreased by approximately $6.5 million, or approximately 51.1% to approximately $6.2 million for the six months ended June 30, 2020, compared to approximately $12.6 million for the same period in 2019. Our total cost of revenues increase was attributable to the Company’s general decrease in revenue for fuel materials.

Cost of Fuel Materials Revenue

During the six months ended June 30, 2020, we sold 109,503 tons of coal after Rong Hai being acquired with an average unit cost of approximately $56.37.

Cost of Others Revenue

Cost of others revenue decreased by approximately $0.3 million or 100%, to approximately $0 for the six months ended June 30, 2020, compared to $0.3 million for the same period in 2019. The decrease was mainly due to increased harbor cargo handling revenue of Rong Hai.

Gross Profit

The Company’s gross profit decreased by approximately $23,713, or 8.0%, to approximately $0.32 million during the six months ended June 30, 2020, from approximately $0.29 million for the six months ended June 30, 2019. This increase was mainly due to the increase in Wuge’s income.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG & A expenses increased by approximately $0.3 million, by approximately 59.2%, from approximately $0.6 million for the six months ended June 30, 2019 to approximately $0.9 million for the six months ended June 30, 2020. The increase was mainly due to certain SG & A expenses from prior periods reclassified to conform to the current period presentation.

Loss from Operations

As a result of the foregoing, loss from operations for the six months ended June 30, 2020 was approximately $0.4 million, a increase of approximately $0.1 million, or approximately 20.0%, from approximately $0.6 million for the six months ended June 30, 2019. The increase of loss was a result of improved gross profit and recovery of doubtful accounts.

Net Income

The Company’s net income increased by approximately $6.3 million, or 1,007.1%, to approximately $7.0 million net income for the six months ended June 30, 2020, from approximately $0.6 million net income for the same period in 2019. The increase was mainly due to the disposal of some subsidiaries

Critical Accounting Policies and Estimates

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

Cash and cash equivalents

The Company considers certain short-term, highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Cash and cash equivalents primarily represent bank deposits and fixed deposits with maturities of less than three months.

Investments

The Company purchases certain liquid short term investments such as money market funds and or other short term debt securities marketed by large financial institutions. These investments are not insured against loss of principal. These investments are accounted for as financial instruments that are marked to fair market value at the end of each reporting period. As result of their short maturities, and limited risk profile, at times, their amortized carrying cost may be the best approximation their fair value.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of June 30, 2020, our net working capital was approximately $7.5 million, over 11% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $8.2 million and is expected to continuing generate cash flow from operations in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2020 and 2019.

	For the Six Months ended June 30,
	2020	2019

Net cash provided by operating activities	$1,005,663	$(2,292,289)
Net cash used in investing activities	(4,261,148)	(16,796)
Net cash provided by financing activities	3,013,714	2,984,000
Effect of exchange rate change on cash	(60,488)	(65,187)
Net change in cash	$(302,259)	$609,728

As of June 30, 2020 and December 31, 2019, the Company had cash in the amount of $1,939,520 and $4,027,744, respectively. As of June 30, 2020 and December 31, 2019, $1,939,520 and $4,027,390 and were deposited with various financial institutions located in the PRC, respectively. As of June 30, 2020 and December 31, 2019, $0 and $354 were deposited with one financial institution located in Hong Kong, respectively.

Operating activities

Net cash provided by operating activities was approximately $1.0 million for the six months ended June 30, 2020, as compared to approximately $2.3 million net cash used in operating activities for the six months ended June 30, 2019.  Net cash provided by operating activities was mainly due to the increase of approximately $0.5 million accounts payable, the decrease of approximately $1.2 million other payables and accrued liabilities, and the increase of approximately $0.6 million of customer deposits, and the decrease of approximately $1.0 million of accounts receivables.

Investing activities

Net cash used in investing activities was approximately $4.3 million for the six months ended June 30, 2020, as compared to approximately $17,000 net cash used in investing activities for the six months ended June 30, 2019. Net cash used in investing activities for the six months ended June 30, 2020 was due to approximately $1.1 million spending on purchase of intangible assets and 3.1 million buy financial products.

Financing activities

Net cash provided by financing activities was approximately $3.0 million for the six months ended June 30, 2020, as compared to approximately $3.0 million net cash used in financing activities for the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2020 was due to approximately $0.4 million proceeds from short-term loans – bank and $2.6 million proceeds from issuance of common stock.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2020, the Company entered into securities purchase agreement with eleven “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). On August 11, 2020, pursuant to the securities purchase agreement, the Company issued 1,674,428 shares of its common, at a per share purchase price of $1.50, to the eleven investors. The gross proceeds to the Company from this private placement were approximately $2.51 million. The shares issued in the private placement are exempt from the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder.

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

CODE CHAIN NEW CONTINENT LIMITED

Date: August 13, 2020	By:	/s/ Yimin Jin
	Name:	Yimin Jin
	Title:	Chief Executive Officer and Co-Chairman of the Board
(Principal Executive Officer)