Form 10-Q
period 2020-09-30
Code Chain New Continent Ltd
filed 2020-11-13
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2020, there were 29,176,026 shares of the Company’s common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CCNC	Nasdaq Capital Market

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,463,402	$2,483,567
Short Term Investment	3,157,076	-
Notes receivable	-	43,003
Accounts receivable, net	1,580,922	2,197,264
Other receivables, net	96,644	52,616
Inventories	1,425,148	1,197,065
Prepayments	4,878,598	4,069,214
Discontinued operations - current assets	-	1,544,177
Total current assets	12,601,790	11,586,906

PLANT AND EQUIPMENT, NET	81,075	19,057

RIGHT-OF-USE ASSETS	209,810	90,250

OTHER ASSETS
Goodwill	14,895,883	7,289,454
Intangible assets, net	1,175,203	-
Deferred tax assets	-	37,532
Discontinued operations – non-current assets	-	3,424,390
Total other assets	16,071,086	10,751,376

Total assets	$28,963,761	$22,447,589

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$455,206	$-
Accounts payable	1,068,013	344,108
Other payables and accrued liabilities	210,114	4,121,862
Other payables - related parties	729,295	1,336,902
Customer deposits	1,648,457	146,771
Lease liabilities - current	188,516	61,009
Taxes payable	3,111	202
Discontinued operations - current liabilities	-	10,174,066
Total current liabilities	4,302,712	16,184,920

OTHER LIABILITIES
Third party loan - noncurrent	-	-
Lease liabilities - noncurrent	63,082	61,580
Discontinued operations – non-current liabilities	-	239,097
Total other liabilities	63,082	300,677

Total liabilities	4,365,794	16,485,597

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 29,176,026 and 20,821,661 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively*	2,918	2,082
Additional paid-in capital	20,022,427	8,350,861
Retained earnings	4,908,410	(1,558,683)
Accumulated other comprehensive loss	(335,788)	(832,268)
Total shareholders’ equity	24,597,967	5,961,992

Total liabilities and shareholders’ equity	$28,963,761	$22,447,589

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Equipment and systems	$-	$-	$-	$-
Fuel materials	2,511,524	3,782,239	8,956,705	16,067,492
Trading and others	(45,759)	(7,611)	723	631,686
TOTAL REVENUES	2,465,765	3,774,628	8,957,428	16,699,178

COST OF REVENUES
Equipment and systems	-	-	-	-
Fuel materials	2,386,584	3,693,601	8,558,761	16,006,315
Trading and others	-	(3,764)	-	312,299
TOTAL COST OF REVENUES	2,386,584	3,689,837	8,558,761	16,318,614

GROSS PROFIT	79,181	84,791	398,667	380,564

OPERATING EXPENSES (INCOME)
Selling, general and administrative	442,836	350,429	1,346,891	918,391
Provision for (recovery of) doubtful accounts	(15,006)	(38,473)	(149,775)	251,400
TOTAL OPERATING EXPENSES	427,830	311,956	1,197,116	1,169,791

LOSS FROM OPERATIONS	(348,649)	(227,165)	(798,449)	(789,227)

OTHER INCOME (EXPENSE)
Interest income	(2,496)	-	7,567	-
Interest expense	(1,116)	(4,113)	(12,598)	(21,719)
Investment income	1,152	-	14,102	-
Other income (expense), net	-	16	(1)	24,118
Total other (expense) income, net	(2,460)	(4,097)	9,070	2,399

LOSS BEFORE TAXES FROM CONTINUING OPERATIONS	(351,109)	(231,262)	(789,379)	(786,828)

PROVISION FOR INCOME TAXES	(7,952)	(34,315)	42,159	7,924

LOSS FROM CONTINUING OPERATIONS	(343,157)	(196,947)	(831,538)	(794,752)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	2,599	331,403	498,332	1,557,768
(Loss) gain on disposal, net of taxes	(151,318)	-	6,800,299	-

Net (loss) income	(491,876)	134,456	6,467,093	763,016

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,203,719	(937,318)	496,479	(984,723)

COMPREHENSIVE INCOME (LOSS)	$711,843	$(802,862)	$6,963,572	$(221,707)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	28,787,800	21,768,698	28,208,444	21,171,075

Loss per share from continuing operations
Basic and diluted	(0.01)	(0.01)	(0.03)	(0.04)

(Loss) earnings per share from discontinued operations
Basic and diluted	(0.01)	0.02	0.26	0.07

(Loss) earnings per share available to common shareholders
Basic and diluted*	$(0.02)	$0.01	$0.23	$0.04

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other
	Shares	Amount	Shares	Amount	Paid-in Capital	Statutory Reserves	Unrestricted	Comprehensive Income (Loss)	Total
BALANCE, January 1, 2019	-	$-	19,895,935	$1,990	$4,814,846	-	$15,267,660	$(720,693)	$19,363,803
Net income	-			-	-	-	763,016	-	763,016
Conversion of warrants into common stock		-	106,903	11	(11)	-	-	-	-
Issuance of common stock for debt settlement	-	-	131,330	13	261,334	-	-	-	261,347
Issuance of common stock for debt settlement	-	-	142,530	14	290,747	-	-	-	290,761
Issuance of common stock for cash			1,492,000	149	2,983,850	-	-		2,983,999
Foreign currency translation	-	-	-	-	-	-	-	(984,723)	(984,723)
BALANCE, September 30, 2019 (Unaudited)	-	$-	21,768,698	$2,177	8,350,766	$-	$16,030,676	$(1,705,416)	$22,678,203

	For the Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other
					Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2020	-	-	20,821,661	2,082	8,350,861	-	(1,558,683)	(832,267)	5,961,993
Net income	-	-	-	-	-	-	6,467,093	-	6,467,093
Issuance of shares for acquisition	-	-	4,000,000	400	7,199,600	-	-	-	7,200,000
Issuance of common stock for cash	-	-	5,367,297	537	6,203,979	-	-	-	6,204,516
The cancellation of the common stock			(1,012,932)	(101)	(1,732,013)				(1,732,114)
Foreign currency translation	-	-	-	-	-	-	-	496,479	496,479
BALANCE, September 30, 2020 (Unaudited)	-	$-	29,176,026	$2,918	$20,022,427	$-	$4,908,410	$(335,788)	$24,597,967

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,467,093	$763,016
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	14,250	288,928
Amortization of intangible assets	93	137,330
Gain on disposal of discontinued operations	(7,911,096)	-
Deferred tax provision	37,444	(54,651)
Change in operating assets and liabilities
Notes receivable	42,902	(605,308)
Accounts receivables	652,449	(2,646,287)
Other receivables	(40,106)	178,142
Other receivable - related party	13,329	40,806
Inventories	(193,695)	494,049
Prepayments	(687,356)	(957,034)
Accounts payable	668,000	1,025,458
Other payables and accrued liabilities	313,319	(1,694,462)
Customer deposits	1,155,086	725,575
Lease liabilities	16,512	76,994
Taxes payable	2,829	640,576
Net cash provided by (used in) operating activities	551,053	(1,586,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from acquisition of Wuge	288,788	-
Net decrease in cash from disposal of discontinued operations	(470,576)	-
Purchase of intangible assets	(1,144,624)	-
Purchase of financial products	(3,074,679)	-
Purchase of equipment	(68,188)	(16,596)
Net cash used in investing activities	(4,469,279)	(16,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,511,657	2,984,000
Proceeds from (repayments of) short-term loans - bank	443,326	(510,070)
Net cash provided by financing activities	2,954,983	2,473,930

EFFECT OF EXCHANGE RATE ON CASH	(56,922)	(175,731)

NET (DECREASE)/INCREASE IN CASH	(1,020,165)	694,735

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,483,567	726,737

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,463,402	$1,421,472

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$19,468	$40,979
Cash paid for interest	$12,598	$21,719

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for warrants conversion	$-	$11
Issuance of common stock for debts settlement	$	$552,108
The cancellation of the common stock	1,732,014	-
Initial recognition of right-of-use assets and lease liabilities	$251,598	$308,725

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

On October 10, 2017, Hubei Shengrong established a wholly owned subsidiary, Fujian Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Fujian Shengrong”), with registered capital of RMB 10,000,000 (approximately USD 1,518,120). Fujian Shengrong has no operations prior to May 30, 2018. On May 30, 2018, Hubei Shengrong and two unrelated entities entered into certain Capital Transfer and Contribution Agreement pursuant to which these two entities shall contribute cash of approximately USD 5.0 million (RMB 32.0 million) into Fujian Shengrong and Hubei Shengrong shall contribute approximately USD 1.3 million (RMB 8.0 million) which is the consideration for certain technology consulting services to be provided by Hubei Shengrong to the two entities. Upon completion of the contribution, the total registered capital of Fujian Shengrong increased to RMB 40.0 million (approximately USD 6.3 million) and Hubai Shengrong owns 20% and the two entities collectively own 80% of the equity interest of Fujian Shengrong. In August 2018, Hubei Shengrong transferred 20% equity interest of Fujian Shengrong to Shengrong WFOE. The Company will account for the investment in Fujian Shengrong using the cost method. Since Shengrong WFOE did not provide any cash contribution to Fujian Shengrong or technology services, the investment balance under the cost method investment on September 30, 2020 is $0.

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

On June 30, 2020, the Company entered into a share purchase agreement with Jiazhen Li, former CEO of the Company (the “Buyer”), Long Liao and Chunyong Zheng, who are former shareholders of Wuhan HOST Coating Materials Co., Ltd., an indirect subsidiary of the Company, (collectively the “Payees”). Pursuant to the Agreement, the Company agreed to sell, and the Buyer agreed to purchase all the issued and outstanding ordinary shares of China Sunlong (the “Sunlong Shares”). The Payees have a prior relationship with the Buyer and have agreed to be responsible for the payment of the purchase price on behalf of Buyer. The purchase price for the Sunlong Shares shall be $1,732,114, payable in consideration of cancellation of 1,012,932 shares of the Company owned by the Payees (the “CCNC Shares”). The CCNC Shares are valued at $1.71 per share, based on the closing price of the Company’s common stock on June 30, 2020. The CCNC Shares were cancelled on August 31, 2020.

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

Material terms of each of the Rong Hai VIE Agreements are described below:

Consulting Services Agreement

Pursuant to the consulting services agreement between Rong Hai and Shengrong WFOE dated November 30, 2018 and the agreement to assign consulting services agreement among Rong Hai, Shengrong WFOE and Tongrong WFOE dated April 30, 2020, Tongrong WFOE has the exclusive right to provide consulting services to Rong Hai relating to Rong Hai’s business, including but not limited to business consulting services, human resources development, and business development. Tongrong WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Tongrong WFOE has the right to determine the service fees based on Rong Hai’s actual operation on a quarterly basis.

This consulting services agreement took effect upon execution and shall remain in full force and effective until Rong Hai’s valid operation term expires. Tongrong WFOE may, at its discretion, decide to renew or terminate this consulting services agreement.

Equity Pledge Agreement.

Under the equity pledge agreement among Shengrong WFOE, Rong Hai and the shareholders of Rong Hai dated November 30, 2018, and the agreement to assign equity pledge agreement among Rong Hai, Shengrong WFOE and Tongrong WFOE dated April 30, 2020, the shareholders pledged all of their equity interests in Rong Hai to Tongrong WFOE to guarantee Rong Hai’s performance of relevant obligations and indebtedness under the consulting services agreement. In addition, the shareholders of Rong Hai have completed the registration of the equity pledge under the agreement with the competent local authority. If Rong Hai breaches its obligation under the consulting services agreement, Tongrong WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests.

This equity pledge agreement took effect upon execution and shall remain in full force and effective until Rong Hai and Tongrong WFOE’s satisfaction of all contractual obligations and settlement of all secured indebtedness. Upon Tongrong WFOE’s request, Rong Hai shall extend its operation period to sustain the effectiveness of this equity pledge agreement.

Call Option Agreement

Under the call option agreement among Shengrong WFOE, Rong Hai and the shareholders of Rong Hai dated November 30, 2018 and the agreement to assign call option agreement among Rong Hai, Shengrong WFOE and Tongrong WFOE dated April 30, 2020, each of the shareholders of Rong Hai irrevocably granted to WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Rong Hai. Also, Tongrong WFOE or its designee has the right to acquire any and all of its assets of Rong Hai. Without Tongrong WFOE’s prior written consent, Rong Hai’s shareholders cannot transfer their equity interests in Rong Hai, and Rong Hai cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option.

This call option agreement shall took effect upon execution. Rong Hai and Tongrong WFOE shall not terminate this call option agreement under any circumstances for any reason unless it is early terminated by Tongrong WFOE or by the requirements under the applicable laws. This call option agreement shall be terminated provided that all equity interest or assets under this option is transferred to Tongrong WFOE or its designee.

Voting Rights Proxy Agreement

Under the voting rights proxy agreement among Shengrong WFOE and the shareholders of Rong Hai dated November 30, 2018 and the agreement to assign voting rights proxy agreement among Rong Hai, Shengrong WFOE and Tongrong WFOE dated April 30, 2020, each shareholder of Rong Hai irrevocably appointed Shengrong WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Rong Hai, including but limited to the power to vote on its behalf on all matters of Rong Hai requiring shareholder approval in accordance with the articles of association of Rong Hai.

The voting rights proxy agreement took effect upon execution of and shall remain in effect indefinitely for the maximum period of time permitted by law in consideration of Tongrong WFOE.

Operating Agreement

Pursuant to the operating agreement among Shengrong WFOE, Rong Hai and the shareholders of Rong Hai dated November 30, 2018 and the agreement to assign operating agreement among Rong Hai, Shengrong WFOE and Tongrong WFOE dated April 30, 2020, Rong Hai and the shareholders of Rong Hai agreed not to enter into any transaction that could materially affect Rong Hai’s assets, obligations, rights or operations without prior written consent from Tongrong WFOE, including but not limited to the amendment of the articles of association of Rong Hai. Rong Hai and its shareholders agree to accept and follow our corporate policies provided by Tongrong WFOE in connection with Rong Hai’s daily operations, financial management and the employment and dismissal of Rong Hai’s employees. Rong Hai agreed that it should seek guarantee from Tongrong WFOE first if any guarantee is needed for Rong Hai’s performance of any contract or loan in the course of its business operation.

This operating agreement took effect upon execution and shall remain in full force and effective until Rong Hai’s valid operation term expires. Either party of Tongrong WFOE and Rong Hai shall complete approval or registration procedures for the extension of its business term three months prior to the expiration of its business term, for the purpose of the maintenance of the effectiveness of this operating agreement.

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

On June 30, 2020,The Company disposed of China Sunlong Environmental Technology Inc., The Company’s assets and liabilities on its consolidated balance sheets at September 30, 2020 and December 31, 2019 and its statements of operations for the nine months ended September 30, 2020 and 2019 have been grouped and re-grouped based on this designation.

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

Translation adjustments included in accumulated other comprehensive loss amounted to $(327,087) and $(832,267) as of September 30, 2020 and December 31, 2019, respectively. The balance sheet amounts, with the exception of shareholders’ equity at September 30, 2020 and December 31, 2019 were translated at 6.81 RMB and 7.14 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the nine months ended September 30, 2020 and 2019 were 6.99 RMB and 6.78 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the first-in-first-out method in Shengrong WFOE and weighted average method in Wuhan HOST and Rong Hai. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and recognize an impairment charge against the inventory when the carrying value exceeds net realizable value. As of September 30, 2020 and December 31, 2019, no obsolescence and cost in excess of net realizable value were recognized.

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

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as warranty retainage during the retainage period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty retainage claims historically. Due to the infrequent and insignificant amount of warranty retainage claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty retainage are recognized over the retainage period over 12 months. For the nine months ended September 30, 2020, less than 5% of our retainage revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying statements of income and comprehensive income.

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues – Equipment and systems	$-	$-	$-	$-
Revenues – fuel materials	2,511,524	3,782,239	8,956,705	16,067,492
Revenues – Trading and others	(45,759)	(7,611)	723	631,686
Total revenues	$2,465,765	$3,774,628	$8,957,428	$16,699,178

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

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the selling, general and administrative expenses and totaled $0 and $351,794 for the nine months ended September 30, 2020 and 2019, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the nine months ended September 30, 2020 and 2019. As of September 30, 2020, the Company’s PRC tax returns filed for 2017, 2018 and 2019 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the nine months ended September 30, 2020 and 2019, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the nine months ended September 30, 2020 and 2019.

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

Sunlong

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	September 30,	December 31,
	2020	2019

Current assets	$10,319,478	$8,687,451
Property, plants and equipment, Intangible Assets	1,213,929	19,057
Other noncurrent assets	209,810	127,782
Goodwill	14,895,883	7,289,454
Total assets	26,639,100	16,123,744

Current liabilities	9,647,930	6,067,264
Non-current liabilities	63,082	61,580
Total liabilities	9,711,012	6,128,844
Net assets	$16,928,088	$9,994,900

	September 30,	December 31,
	2020	2019

Short-term loan	$455,206	$-
Accounts payable	1,038,629	619,329
Other payables and accrued liabilities	239,053	301,230
Other payables – related party	6,074,958	5,082,068
Tax payables	3,111	202
Customer Advances	1,648,457	3,426
Lease liabilities	65,446	61,009
Total current liabilities	9,524,860	6,067,264
Lease liabilities - noncurrent	186,152	61,580
Total liabilities	$9,711,012	$6,128,844

The summarized operating results of the VIE’s are as follows:

For the nine months ended September 30,
2020

Operating revenues	$8,957,428
Gross profit	405,967
Loss from operations	(527,040)
Net loss	$(569,199)

Note 5 – Accounts receivable, net

Accounts receivable consist of the following:

	September 30, 2020	December 31, 2019

Accounts receivable	$1,679,688	$2,221,319
Less: Allowance for doubtful accounts	(98,766)	(24,055)
Total accounts receivable, net	$1,580,922	$2,197,264

Movement of allowance for doubtful accounts is as follows:

	September 30, 2020	December 31, 2019

Beginning balance	$24,055	$732,846
Beginning balance from Wuhan HOST	-	260,764
Beginning balance from Rong Hai	24,055	472,082
Addition	72,190	-
Recovery	-	(708,791)
Exchange rate effect	2,521	-
Ending balance	$98,766	$24,055

Note 6 – Inventories

Inventories consist of the following:

	September 30, 2020	December 31, 2019

Raw materials	$-	$-
Work in progress	-	-
Finished Goods	1,425,148	1,197,065
Total inventories	$1,425,148	$1,197,065

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2020	December 31, 2019

Office equipment and furniture	$69,612	$39,688
Automobile	261,473	209,057
Subtotal	331,085	248,745
Less: accumulated depreciation	(250,010)	(229,688)
Total	$81,075	$19,057

Depreciation expense for the nine months ended September 30, 2020 and 2019 amounted to $14,252 and $288,928, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	September 30, 2020	December 31, 2019

Development of technology	$1,174,725	$-
Software	573	-
Less: accumulated amortization	(95)	-
Net intangible assets	$1,175,203	$-

Amortization expense for the nine months ended September 30, 2020 and 2019 amounted to $93 and $0, respectively.

Note 9 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Wuhan HOST	Rong Hai	Wuge	Total
Balance as of December 31, 2019	$3,424,390	$7,289,454	$-	$10,713,844
Goodwill acquired through acquisition	-	-	7,140,304	7,140,304
Disposal of the company	(3,424,390)	-	-	(3,424,390)
Foreign currency translation adjustment	-	177,791	288,334	466,125
Balance as of September 30, 2020	$-	$7,467,245	$7,428,638	$14,895,883

Note 10 – Related party balances and transactions

Related party balances

Other payables – related parties:

Name of related party	Relationship	September 30, 2020	December 31, 2019

Chuanliu Ni	Chief Executive Officer and director of a former subsidiary	$325,907	$325,907
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500
Chengdu Yuan Code Chain Technology Co. Ltd	A company controlled by former shareholder of the Company	107,822	-
Qihai Wang	Shareholder of the Company	155,066	166,673
Jiangsu Longying Education Technology Co. Ltd	A company in which shareholder hold shares	-	422,868
Jiangsu Longhai Film Culture Media Co. Ltd	Under common control of shareholder of the Company	-	280,954
Total		$729,295	$1,336,902

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 11 – Debt

Short term loan

Short term loan due to bank is as follows:

Short term loans	Maturities	Weighted average interest rate	Collateral/Guarantee	September 30, 2020	December 31, 2019
Loan from Bank of Jiangsu	March 25, 2021	4.5%	Guaranteed by Qihai Wang’s personal property	$256,971	-
Loan from Bank of Jiangsu	January 12, 2021	5.22%	Guaranteed by Qihai Wang’s personal property	$198,235	-

Interest expense for the three months ended September 30, 2020 and 2019 amounted to $1,116 and $4,113, respectively, and for the nine months ended September 30, 2020 and 2019 amounted to $12,598 and $21,719, respectively.

Note 12 – Taxes

Income tax

United States

CCNC was organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018. CCNC’s U.S. net operating loss for the nine months ended September 30, 2020 amounted to approximately $1.4 million. As of September 30, 2020, CCNC’s net operating loss carry forward for United States income taxes was approximately $0.29 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there are no impact of GILTI for the six months ended September 30, 2020 and 2019, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

Cayman Islands

China Sunlong is incorporated in the Cayman Islands and are not subject to tax on income or capital gains under current Cayman Islands law. In addition, upon payments of dividends by China Sunlong to its shareholders, no Cayman Islands withholding tax will be imposed.

British Virgin Islands

Citi Profit BVI is incorporated in the British Virgin Islands and are not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

TMSR HK is incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, TMSR HK is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

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

Significant components of the provision for income taxes are as follows:

	For the three months ended September 30, 2020	For the three months ended September 30, 2019

Current	$3,050	$104,959
Deferred	3,752	(46,422)
Total provision for income taxes	$6,802	$58,537

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

Current	$19,468	$360,260
Deferred	37,444	(54,651)
Total provision for income taxes	$56,912	$305,609

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	September 30, 2020	December 31, 2019

Net operating losses carried forward – U.S.	$285,384	$17,309
Net operating losses carried forward – PRC	-	-
Bad debt allowance	-	37,532
Valuation allowance	(285,384)	(17,309)
Deferred tax assets, net	$-	$37,532

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

Taxes payable consisted of the following:

	September 30, 2020	December 31, 2019

VAT taxes payable	$(332)	$-
Income taxes payable	3,043	-
Other taxes payable	400	202
Total	$3,111	$202

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

For the three months ended September 30, 2020 and 2019, rent expenses amounted to $8,556 and $25,665, respectively.

For the nine months ended September 30, 2020 and 2019, rent expenses amounted to $24,603 and $76,994, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended September 30,	Operating lease amount
2020	$71,656
2021	127,119
2022	33,127
2023	24,845
Total lease payments	256,747
Less: interest	(5,149)
Present value of lease liabilities	$251,598

Note 14 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of September 30, 2020 and December 31, 2019, no cash were deposited with various financial institutions located in the U.S. As of September 30, 2020 and December 31, 2019, $1,463,402 and $4,003,554 and were deposited with various financial institutions located in the PRC, respectively. As of September 30, 2020 and December 31, 2019, $0 and $354 were deposited with one financial institution located in Hong Kong, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended September 30, 2020, one customers accounted for 99.4% of the Company’s revenues. For the three months ended September 30, 2019, two customers accounted for 31.1% and 24.0% of the Company’s revenues.

For the nine months ended September 30, 2020, one customers accounted for 99.4% of the Company’s revenues. For the nine months ended September 30, 2019, four customers accounted for 17.6%, 17.3%, 13.2% and 10.5% of the Company’s revenues.

As of September 30, 2020, two customer accounted for 61.0% and 35.8% of the Company’s accounts receivable; and one customer accounted for 100% of the Company’s Customer Advances. As of September 30, 2019, one customer accounted for 49.9% of the Company’s accounts receivable; and four customer accounted for 19.0%, 16.5%, 15.6% and 14.2% of the Company’s Customer Advances.

For the three months ended September 30, 2020, four suppliers accounted for 27.1%, 21.8%, 18.1% and 13.5% of the Company’s total purchases. For the three months ended September 30, 2019, three suppliers accounted for 19.1%, 16.9% and 16.5% of the Company’s total purchases.

For the nine months ended September 30, 2020, three suppliers accounted for 27.6%, 26.2% and 16.6% of the Company’s total purchases. For the nine months ended September 30, 2019, three suppliers accounted for 22.4%, 11.5% and 10.7% of the Company’s total purchases.

As of September 30, 2020, three suppliers accounted for 44.6%, 33.2% and 10.7% of the Company’s prepayments; and three suppliers accounted for 41.7%, 26.7% and 24.7% of the Company’s total accounts payable. As of September 30, 2019, two suppliers accounted for 35.1% and 29.3% of the Company’s prepayments; and one suppliers accounted for 13.9% of the Company’s total accounts payable.

Note 15 – Equity

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by Tongrong WFOE only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the accompanying unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Tongrong WFOE.

Tongrong WFOE, Wuge and Rong Hai are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Shengrong WFOE may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. Wuge and Rong Hai may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by State Administration of Foreign Exchange.

As a result of the foregoing restrictions, Tongrong WFOE, Wuge, and Rong Hai are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Tongrong WFOE, Wuge and Rong Hai from transferring funds to China Sunlong in the form of dividends, loans and advances. As of September 30, 2020 and December 31, 2019, amounts restricted are the net assets of Tongrong WFOE, Wuge and Rong Hai which amounted to $2,018,783 and $2,697,561, respectively.

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

On June 30, 2020, Code Chain New Continent Limited (the “Company”) entered into a share purchase agreement (the “Agreement”) with Jiazhen Li, former CEO of the Company (the “Buyer”), Long Liao and Chunyong Zheng, who are former shareholders of Wuhan HOST Coating Materials Co., Ltd., an indirect subsidiary of the Company, (collectively the “Payees”). Pursuant to the Agreement, the Company agreed to sell and the Buyer agreed to purchase all the issued and outstanding ordinary shares of China Sunlong Environmental Technology Inc., a Cayman Islands company and a subsidiary of the Company (the “Sunlong Shares”). The Payees have a prior relationship with the Buyer and have agreed to be responsible for the payment of the purchase price on behalf of Buyer. The purchase price for the Sunlong Shares shall be $1,732,114, payable in consideration of cancellation of 1,012,932 shares of the Company owned by the Payees (the “CCNC Shares”). The CCNC Shares are valued at $1.71 per share, based on the closing price of the Company’s common stock on June 30, 2020.

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

The summary of warrant activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Warrants	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2019	9,079,348	4,539,674	$5.75	3.14
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
September 30, 2020	9,079,348	4,539,674	$5.75	2.38

The summary of option activity is as follows:

		Weighted	Average
		Average	Remaining
	Options	Exercise	Contractual
	Outstanding	Price	Life
December 31, 2019	824,000	$5.00	4.16
Granted/Acquired	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
September 30, 2020	824,000	$5.00	2.38

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

The following represents assets by division as of:

Total assets as of	September 30, 2020	December 31, 2019
Rong Hai and Tongrong WFOE	$18,750,615	$17,407,872
Wuge	2,713,358	-
CCNC, Citi Profit BVI and TMSR HK	7,499,788	71,521
Total Assets	$28,963,761	$17,479,393

Note 18 – Discontinued Operations

The following depicts the financial position for the discounted operations of Wuhan Host, Shengrong WOFE, Shengrong HK and China Sunlong as of September 30, 2020 and December 31, 2019, and the result of operations for the discounted operations of Wuhan Host, Shengrong WOFE, Shengrong HK and China Sunlong for the nine months ended September 30, 2020 and 2019.

	September 30,	December 31,
Financial Position	2020	2019
CURRENT ASSETS
Cash and cash equivalents	-	1,544,177
Total current assets	-	1,544,177

PLANT AND EQUIPMENT, NET	-	-

OTHER ASSETS
Goodwill	-	3,424,390
Intangible assets, net	-	-
Deferred tax assets	-	-
Total other assets	-	3,424,390
Total assets	-	4,968,567

CURRENT LIABILITIES
Accounts payable	-	2,288,195
Other payables and accrued liabilities	-	1,332,430
Other payables - related parties	-	3,108,908
Customer deposits	-	3,019,264
Lease liabilities - current	-	98,582
Taxes payable	-	326,687
Total current liabilities	-	10,174,066

OTHER LIABILITIES
Third party loan - noncurrent	-	143,345
Lease liabilities - noncurrent	-	95,752
Total other liabilities	-	239,097

Total liabilities	-	10,413,163

Net Assets	-	(5,444,596)

Results of Operations	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
REVENUES
Equipment and systems	$-	$3,640,256
Coating and fuel materials	-	6,457,240
Trading and others	-	-
TOTAL REVENUES	-	10,097,496

COST OF REVENUES
Equipment and systems	-	1,372,283
Coating and fuel materials	-	5,565,153
Trading and others	-	-
TOTAL COST OF REVENUES	-	6,937,436

GROSS PROFIT	-	3,160,060

OPERATING EXPENSES (INCOME)
Selling, general and administrative	-	1,317,909
Provision for (recovery of) doubtful accounts	(498,332)	-
TOTAL OPERATING EXPENSES	(498,332)	1,317,909

INCOME FROM OPERATIONS	498,332	1,842,151

OTHER INCOME (EXPENSE)
Interest income	-	1,565
Other income (expense), net	-	49,694
Total other income (expense), net	-	(37,957)

INCOME BEFORE INCOME TAXES	498,332	1,855,453

PROVISION FOR INCOME TAXES	-	297,685

NET INCOME	$498,332	$1,557,768

Note 19 – Subsequent events

On October 29, 2020, Mr. Yuguo Zhang tendered his resignation as the President of Code Chain New Continent Limited (the “Company”), effective October 29, 2020. The resignation of Mr. Zhang has been approved by the Nominating and Corporate Governance Committee and the Board of Directors of the Company. Mr. Zhang’s resignation was not a result of any disagreement with the Company’s operations, policies or procedures.

On the same day, Mr. Xiaonian Zhang tendered his registration the Vice President of the Company, effective October 29, 2020. The resignation of Mr. Zhang has been approved by the Nominating and Corporate Governance Committee and the Board of Directors of the Company. Mr. Zhang’s resignation was not a result of any disagreement with the Company’s operations, policies or procedures.

On October 29, 2020, approved by the Board of Directors and the Nominating and Corporate Governance Committee, Mr. Wei Xu, the Co-Chair of the Board of Directors, was appointed as the President of the Company, effective October 29, 2020.

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

Overview

Code Chain New Continent Limited (formerly known as TMSR Holding Company Limited and JM Global Holding Company, the “Company” or “CCNC”), through its subsidiaries and controlled entities, focuses its business in two segments: (1) coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap; and (2) the research, development and application of Internet of Things (IoT) and electronic tokens .. The Company’s coal and coke wholesale business is carried out by Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), an entity contractually controlled by the Company. The Company’s IoT business is carried out Wuge Network Games Co., Ltd. (“Wuge”), an entity contractually controlled by the Company.

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

Our operating variable interest entities are incorporated, and our operations and assets are primarily located, in China. Accordingly, our results of operations, financial condition and prospects are affected by China’s economic and regulation conditions in the following factors: (a) an economic downturn in China or any regional market in China; (b) economic policies and initiatives undertaken by the Chinese government; (c) changes in the Chinese or regional business or regulatory environment affecting our customers; and (e) changes in the Chinese government policy on industrial solid waste. Unfavorable changes could affect demand for services that we provide and could materially and adversely affect the results of operations. Although the Company has generally benefited from China’s economic growth and the policies to encourage the improvement of reducing of solid waste discharge, the Company is also affected by the complexity, uncertainties and changes in the Chinese economic conditions and regulations governing the mining industry.

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

Results of Operations

Three Months Ended September 30, 2020 vs. September 30, 2019

				Percentage
	2020	2019	Change	Change
Revenues – Fuel materials	$2,511,524	$3,782,239	$(1,270,715)	(33.6)%
Revenues – others	(45,759)	(7,611)	(38,148)	501.2%
Total revenues	2,465,765	3,774,628	(1,308,863)	(34.7)%
Cost of Revenues – Fuel materials	2,386,584	3,693,601	(1,307,017)	(35.4)%
Cost of Revenues – others	-	(3,764)	3,764	(100.0)%
Total cost of revenues	2,386,584	3,689,837	(1,303,253)	(35.3)%
Gross profit	79,181	84,791	(5,610)	(6.6)%
Operating expenses	427,830	311,956	115,874	37.1%
Loss from operations	(348,649)	(227,165)	(121,484)	53.5%
Other income (expense), net	(2,460)	(4,097)	1,637	(40.0)%
Loss from continuing operations	(343,157)	(196,947)	(146,210)	74.2%
Discontinued operations:
Income (loss) from discontinued operations	2,599	331,403	(328,804)	(99.2)%
Loss on disposal, net of taxes	(151,318)	-	(151,318)	N/A
Net (loss) income	(491,876)	134,456	(626,332)	(465.8)%

Revenues

The Company’s revenue consists of fuel materials revenue and others revenue. Total revenues decreased by approximately $1.3 million, or approximately 34.7%, to approximately $2.5 million for the three months ended September 30, 2020, compared to approximately $3.8 million for the three months ended September 30, 2019.

Fuel Revenue

Our fuel revenues decreased by approximately $1.3 million, or 33.6%, to approximately $2.5 million for the three months ended September 30, 2020 as compared to approximately $3.8 million for the three months ended September 30, 2019. The decrease was mainly due to the reduced sales of Ronghai influenced by COVID-19.

Others Revenue

Our other revenues decreased by approximately $38,148, or 501.2%, to approximately $46,000 for the three months ended September 30, 2020 as compared to approximately $7,611 for the three months ended September 30, 2019. The decrease was mainly due to decreased harbor cargo handling revenue of Rong Hai.

Cost of Revenues

The Company’s cost of revenues consists of cost of fuel materials, and cost of others. Total cost of revenues decreased by approximately $1.3 million, or approximately 35.3% to approximately $2.4 million for the three months ended September 30, 2020, compared to approximately $3.7 million for the same period in 2019. Our total cost of revenues decrease was attributable to the Company’s general decrease in revenue for fuel materials.

Gross Profit

The Company’s gross profit decreased by approximately $5,610, or 6.6%, to approximately $79,181 during the three months ended September 30, 2020, from approximately $84,791 for the three months ended September 30, 2019. The decrease was due to the decline in coal sales.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG & A expenses increased by approximately $115,874, by approximately 37.1%, from approximately $0.31 million for the three months ended September 30, 2019 to approximately $0.43 million for the three months ended September 30, 2020. The increase was mainly due to increased overheads.

Loss from Operations

As a result of the foregoing, loss from operations for the three months ended September 30, 2020 was approximately $0.35 million, a increase of approximately $0.12 million, or approximately 53.5%, from approximately $0.23 million for the three months ended September 30, 2019. The increase was mainly due to increased overheads.

Net Loss(Income)

The Company’s net loss decreased by approximately $0.6 million, or 465.8%, to approximately $0.5 million net loss for the three months ended September 30, 2020, from approximately $0.1 million net income for the same period in 2019. The increase was mainly due to the disposal of some subsidiaries

Nine Months Ended September 30, 2020 vs. September 30, 2019

				Percentage
	2020	2019	Change	Change
Revenues – Fuel materials	$8,956,705	$16,067,492	$(7,110,787)	(44.3)%
Revenues – others	723	631,686	(630,963)	(99.9)%
Total revenues	8,957,428	16,699,178	(7,741,750)	(46.4)%
Cost of Revenues – Fuel materials	8,558,761	16,006,315	(7,447,554)	(46.5)%
Cost of Revenues – others	-	312,299	(312,299)	(100.0)%
Total cost of revenues	8,558,761	16,318,614	(7,759,853)	(47.6)%
Gross profit	398,667	380,564	18,103	4.8%
Operating expenses	1,197,116	1,169,791	27,325	2.3%
Loss from operations	(798,449)	(789,227)	(9,222)	1.2%
Other income, net	9,070	2,399	6,671	278.1%
Loss from continuing operations	(831,538)	(794,752)	(36,786)	4.6%
Discontinued operations:
Income from discontinued operations	498,332	1,557,768	(1,059,436)	(68.0)%
Gain on disposal, net of taxes	6,800,299	-	6,800,299	N/A
Net income	6,467,093	763,016	5,704,077	747.6%

Revenues

The Company’s revenue consists of fuel materials revenue and others revenue. Total revenues decreased by approximately $7.7 million, or approximately 46.4%, to approximately $9.0 million for the nine months ended September 30, 2020, compared to approximately $16.6 million for the nine months ended September 30, 2019.

Fuel Revenue

Our fuel revenues decreased by approximately $7.0 million, or 44.3%, to approximately $9.0 million for the nine months ended September 30, 2020 as compared to approximately $16.1 million for the nine months ended September 30, 2019. The decrease was mainly due to the reduced sales of Ronghai influenced by COVID-19.

Others Revenue

Our other revenues decreased by approximately $0.6 million, or 99.9%, to approximately $723 for the nine months ended September 30, 2020 as compared to approximately $0.6 million for the nine months ended September 30, 2019. The decrease was mainly due to decreased harbor cargo handling revenue of Rong Hai.

Cost of Revenues

The Company’s cost of revenues consists of cost of fuel materials, and cost of others. Total cost of revenues decreased by approximately $7.8 million, or approximately 47.6% to approximately $8.6 million for the nine months ended September 30, 2020, compared to approximately $16.3 million for the same period in 2019. Our total cost of revenues increase was attributable to the Company’s general decrease in revenue for fuel materials.

Gross Profit

The Company’s gross profit increased by approximately $18,103, or 4.8%, to approximately $0.4 million during the nine months ended September 30, 2020, from approximately $0.38 million for the nine months ended September 30, 2019. This increase was mainly due to the fall in the cost of coal.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

There was a slight change from the nine months ended September 30, 2020 and from the nine months ended September 30, 2019.

Loss from Operations

As a result of the foregoing, there was a slight change from the nine months ended September 30, 2020 and from the nine months ended September 30, 2019.

Net Income

The Company’s net income increased by approximately $5.7 million, or 747.6%, to approximately $6.5 million net income for the nine months ended September 30, 2020, from approximately $0.8 million net income for the same period in 2019. The increase was mainly due to the disposal of some subsidiaries.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of September 30, 2020, our net working capital was approximately $8.3 million, over 17% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $9.0 million and is expected to continuing generate cash flow from operations in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2020 and 2019.

	For the Nine Months ended September 30,
	2020	2019

Net cash provided by (used in) operating activities	$551,053	$(1,586,868)
Net cash used in investing activities	(4,469,279)	(16,596)
Net cash provided by financing activities	2,954,983	2,473,930
Effect of exchange rate change on cash	(56,922)	(175,731)
Net change in cash	$(1,020,165)	$694,735

As of September 30, 2020 and December 31, 2019, the Company had cash in the amount of $1,463,402 and $4,027,744 ($2,483,567 in continuing operations and $1,544,177 in discontinued operations), respectively. As of September 30, 2020 and December 31, 2019, $1,463,402 and $4,027,390 and were deposited with various financial institutions located in the PRC, respectively. As of September 30, 2020 and December 31, 2019, $0 and $354 were deposited with one financial institution located in Hong Kong, respectively.

Operating activities

Net cash provided by operating activities was approximately $0.6 million for the nine months ended September 30, 2020, as compared to approximately $1.6 million net cash used in operating activities for the nine months ended September 30, 2019.  Net cash provided by operating activities was mainly due to the increase of approximately $0.7 million accounts payable, the increase of approximately $0.7 million of prepayments, and the increase of approximately $1.2 million of customer deposits, and the decrease of approximately $6.5 million of accounts receivables.

Investing activities

Net cash used in investing activities was approximately $4.4 million for the nine months ended September 30, 2020, as compared to approximately $17,000 net cash used in investing activities for the nine months ended September 30, 2019. Net cash used in investing activities for the nine months ended September 30, 2020 was due to approximately $1.1 million spending on purchase of intangible assets and 3.1 million buy financial products.

Financing activities

Net cash provided by financing activities was approximately $3.0 million for the nine months ended September 30, 2020, as compared to approximately $2.5 million net cash used in financing activities for the nine months ended September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2020 was due to approximately $0.4 million proceeds from short-term loans – bank and $2.5 million proceeds from issuance of common stock.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

CODE CHAIN NEW CONTINENT LIMITED

Date: November 13, 2020	By:	/s/ Yimin Jin
	Name:	Yimin Jin
	Title:	Chief Executive Officer and Co-Chairman of the Board
(Principal Executive Officer)

