Form 10-K
period 2020-12-31
Code Chain New Continent Ltd
filed 2021-03-26
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-37513

CODE CHAIN NEW CONTINENT LIMITED

(Exact name of registrant as specified in its charter)

Nevada	47-3709051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No 119 South Zhaojuesi Road 2nd Floor, Room 1 Chenghua District, Chengdu, Sichuan, China	610047
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +86 028-8411-2941

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $1.88, as reported on the Nasdaq Capital Market, was approximately $33 million.

As of March 25, 2021, there were 36,342,692 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

As used in this Annual Report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refer to Code Chain New Continent Limited and its subsidiaries unless the context indicates otherwise. “PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report, Taiwan, Hong Kong and Macau. “RMB” or “Renminbi” refers to the legal currency of China and “$”, “US$” or “U.S. Dollars” refers to the legal currency of the United States.

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

ii

PART I

Item 1. Business

General

Code Chain New Continent Limited (formerly known as JM Global Holding Company and TMSR Holding Company Limited), focuses its business on two segments: (1) coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap, through Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), an entity contractually controlled by the Company; and (2) mobile game development, Internet of Things (IoT), and electronic tokens, through Sichuan Wuge Network Games Co., Ltd. (“Wuge”), an entity contractually controlled by the Company.

Rong Hai was established in 2009. For the last ten years, Rong Hai maintained its marketing position by cultivating an experienced management team equipped with industrial know-how and well-rounded coal sales team. As a veteran in the Chinese coal trading industry, Rong Hai has a sales team with lengthy experience in coal trading, deep understanding of the market, coal products tailored to its customers’ demand. Currently, Rong Hai mainly focuses on the sales, storage, transportation, and processing of steam coal. Because of its proximity to Rugao Port, a port known for its busy coal trade, Rong Hai is able to keep its transportation cost low and allocate its capital to develop a strong coal processing capacity with processing equipment and professional personnel. The principal product of Rong Hai is steam coal.

Rong Hai has a reliable channel of procuring steam coal, large warehouse space for storage, and loyal customers. One of its major customers is Nantong Linan Industrial Trading Co., ltd., a local manufacturing heavyweight. Since its inception, Rong Hai has accumulated a growing reputation in the coal industry. In 2016, Rong Hai was awarded “Nantong City most reputable company in the coal industry” by Nantong Coal Industry Association.

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

In addition, Wuge generates electronic tokens that combine the five-W elements (when, where, who, why, what), geographic location via the Beidou satellite system and identity information using Code Chain technology. The electronic tokens are unique, tradable, and inheritable digital assets and cannot be tampered. The electronic tokens are based on and stored in the Code Chain system and can be used to purchase virtual property based on real estate.

Our principal executive offices are located at No 119 South Zhaojuesi Road, 2nd Floor, Room 1, Chenghua District, Chengdu, Sichuan, China 610047, and our telephone number is: +86 028-84112941. Our website is www.ccnctech.com.

Corporate History and Structure

Overview

Code Chain New Continent Limited, formerly known as TMSR Holding Company Limited and JM Global Holding Company, was a blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. On June 20, 2018, the Company consummated the reincorporation. As a result, the Company changed its state of incorporation from Delaware to Nevada and implemented a 2-for-1 forward stock split of the Company’s common stock.

Effective as of May 18, 2020, the Company changed its corporate name from “TMSR Holding Company Limited” to “Code Chain New Continent Limited” pursuant to a Certificate of Amendment to the Company’s Articles of Incorporation. In connection with the name change, effective as of the opening of trading on May 18, 2020, the Company’s common stock is trading on the Nasdaq Capital Market under the ticker symbol “CCNC” and the Company’s warrants to purchase one-half of one shares of Common Stock at a price of $2.88 per half share ($5.75 per whole share) is quoting on the OTC Pink Market under the ticker symbol “CCNCW”.

Business Combination with China Sunlong

On February 6, 2018, China Sunlong Environmental Technology Inc. (“China Sunlong”) consummated the business combination with JM Global. This transaction is accounted for as a “reverse merger” and recapitalization at the date of the consummation of the transaction since the shareholders of China Sunlong owns the majority of the outstanding shares of JM Global immediately following the completion of the transaction and JM Global’s operations was the operations of China Sunlong following the transaction. Accordingly, China Sunlong was deemed to be the accounting acquirer in the transaction and the transaction was treated as a recapitalization of China Sunlong.

After the business combination and prior to May 1, 2018, all of the Company’s business activities were carried out by the wholly owned operating Chinese company, Hubei Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Hubei Shengrong”).

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

Acquisition of Wuhan Host

On May 1, 2018, the Company completed the acquisition of 100% equity interest in Wuhan Host Coating Materials Co., Ltd. (“Wuhan Host”), a PRC corporation engaging in the research and development, production and sale of Zinc-rich coating materials. Wuhan Host was the largest manufacturer of inorganic Zinc-rich resin and one-component epoxy Zinc-rich resin in China with customers including leading enterprises in various industries such as electricity, metallurgy, machinery, chemicals, bridge and shipping.

Acquisition of Rong Hai

On November 30, 2018, the Company’s indirectly subsidiary, Shengrong Environmental Protection Technology (Wuhan) Co. Ltd. (“Shengrong WFOE”), a PRC company, entered into VIE agreements with Jiangsu Rong Hai Electric Power Fuel Co., Ltd. The VIE agreements were assigned in whole to the Company’s indirectly subsidiary, Tongrong Technology (Jiangsu) Co., Ltd. (“Tongrong WFOE”), a PRC company, in April 2020, through which Tongrong WFOE has the right to control, manage and operate Rong Hai in return for a service fee equal to 100% of Rong Hai’s net income. Rong Hai is a PRC company incorporated in Jiangsu China, engaging in coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap.

Disposition of Hubei Shengrong

On December 27, 2018, the Company, disposed one of its operating subsidiaries, Hubei Shengrong, a PRC company, pursuant to that certain Equity Purchase Agreement by and among the Company, the Company’s subsidiary Shengrong WFOE, Hubei Shengrong and Hopeway International Enterprises Limited (the “Hoepway”). Pursuant to the Equity Purchase Agreement, Shengrong WFOE sold 100% equity interests in Hubei Shengrong to Hopeway to irrevocably forfeit and cancel all the shares owned by Hopeway.

Acquisition of Wuge

On January 3, 2020, the Company’s indirectly subsidiary, Tongrong WFOE, entered into VIE agreements with Sichuan Wuge Network Games Co., Ltd. (“Wuge”), a PRC company. The VIE agreements were assigned in whole to the Company’s indirectly subsidiary, Makesi Iot Technology (Shanghai) Co., Ltd. (“Makesi WFOE”), a PRC company, in January 2021, through which Makesi WFOE has the right to control, manage and operate Wuge in return for a service fee equal to 100% of Wuge’s net income.

Disposition of China Sunlong

On June 30, 2020, the Company disposed China Sunlong and its subsidiaries, including Shengrong Environmental Protection Holding Company Limited (“Shengrong BVI”), a British Virgin Islands company, Hong Kong Shengrong Environmental Company Limited (“Sunrong HK”), a Hong Kong company, Shengrong WFOE, and Wuhan Host pursuant to a share purchase agreement with Jiazhen Li, a former Chief Executive Officer of the Company, and Long Liao and Chunyong Zheng, former shareholders of Wuhan Host. Pursuant to the share purchase agreement, the Company sold 100% equity interests in China Sunlong to Jiazhen Li in exchange for forfeition and cancellation of all 1,012,932 shares of common stock of the Company held by Long Liao and Chunyong Zheng. The Company sold its equity interest in China Sunlong due to the economic disruption in China’s Hubei Province as a result of the COVID-19 pandemic, where Shengrong Environmental Protection Technology (Wuhan) Limited and Wuhan Host Coating Materials, Limited, indirect subsidiaries of China Sunlong, are located.

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

Contractual Arrangements between Rong Hai And Tongrong WFOE

Consulting Services Agreement. Pursuant to the consulting services agreement between Rong Hai and Shengrong WFOE dated November 30, 2018 and the assignment agreement between Shenrong WFOE and Tongrong WFOE dated April 30, 2020, Tonrong WFOE has the exclusive right to provide consulting services to Rong Hai relating to Rong Hai’s business, including but not limited to business consulting services, human resources development, and business development. Tonrong WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Tonrong WFOE has the right to determine the service fees based on Rong Hai’s actual operation on a quarterly basis.

Equity Pledge Agreement. Under the equity pledge agreement among Shengrong WFOE, Rong Hai and the shareholders of Rong Hai dated November 30, 2018 and the assignment agreement between Shenrong WFOE and Tongrong WFOE dated April 30, 2020, the shareholders pledged all of their equity interests in Rong Hai to Tonrong WFOE to guarantee Rong Hai’s performance of relevant obligations and indebtedness under the consulting services agreement. In addition, the shareholders of Rong Hai have completed the registration of the equity pledge under the agreement with the competent local authority. If Rong Hai breaches its obligation under the consulting services agreement, Tonrong WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests.

Call Option Agreement. Under the call option agreement among Shengrong WFOE, Rong Hai and the shareholders of Rong Hai dated November 30, 2018 and the assignment agreement between Shenrong WFOE and Tongrong WFOE dated April 30, 2020, each of the shareholders of Rong Hai irrevocably granted to WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Rong Hai. Also, Tonrong WFOE or its designee has the right to acquire any and all of its assets of Rong Hai. Without Tonrong WFOE’s prior written consent, Rong Hai’s shareholders cannot transfer their equity interests in Rong Hai, and Rong Hai cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option.

Voting Rights Proxy Agreement. Under the voting rights proxy agreement among Shengrong WFOE and the shareholders of Rong Hai dated November 30, 2018 and the assignment agreement between Shenrong WFOE and Tongrong WFOE dated April 30, 2020, each shareholder of Rong Hai irrevocably appointed Tonrong WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Rong Hai, including but limited to the power to vote on its behalf on all matters of Rong Hai requiring shareholder approval in accordance with the articles of association of Rong Hai.

Operating Agreement. Pursuant to the operating agreement among Shengrong WFOE, Rong Hai and the shareholders of Rong Hai dated November 30, 2018 and the assignment agreement between Shenrong WFOE and Tongrong WFOE dated April 30, 2020, Rong Hai and the shareholders of Rong Hai agreed not to enter into any transaction that could materially affect Rong Hai’s assets, obligations, rights or operations without prior written consent from Tonrong WFOE, including but not limited to the amendment of the articles of association of Rong Hai. Rong Hai and its shareholders agree to accept and follow our corporate policies provided by Tonrong WFOE in connection with Rong Hai’s daily operations, financial management and the employment and dismissal of Rong Hai’s employees. Rong Hai agreed that it should seek guarantee from Tonrong WFOE first if any guarantee is needed for Rong Hai’s performance of any contract or loan in the course of its business operation.

Contractual Arrangements between Wuge And Makesi WFOE

Technical Consultation and Services Agreement. Pursuant to the technical consultation and services agreement between Wuge and Tongrong WFOE dated January 3, 2020 and the assignment agreement between Tonrong WFOE and Makesi WFOE dated January 11, 2021, Makesi WFOE has the exclusive right to provide consultation services to Wuge relating to Wuge’s business, including but not limited to business consultation services, human resources development, and business development. Makesi WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Makesi WFOE has the right to determine the service fees based on Wuge’s actual operation on a quarterly basis. This agreement will be effective as long as Wuge exists. Tongrong WFOE may terminate this agreement at any time by giving a 30 days’ prior written notice to Wuge.

Equity Pledge Agreement. Under the equity pledge agreement among Tongrong WFOE, Wuge and Wuge Shareholders dated January 3, 2020 and the assignment agreement between Tonrong WFOE and Makesi WFOE dated January 11, 2021, Wuge Shareholders pledged all of their equity interests in Wuge to Makesi WFOE to guarantee Wuge’s performance of relevant obligations and indebtedness under the technical consultation and services agreement. In addition, Wuge Shareholders will complete the registration of the equity pledge under the agreement with the competent local authority. If Wuge breaches its obligation under the technical consultation and services agreement, Makesi WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. This pledge will remain effective until all the guaranteed obligations are performed or the Wuge Shareholders cease to be shareholders of Wuge.

Equity Option Agreement. Under the equity option agreement among Tongrong WFOE, Wuge and Wuge Shareholders dated January 3, 2020 and the assignment agreement between Tonrong WFOE and Makesi WFOE dated January 11, 2021, each of Wuge Shareholders irrevocably granted to Makesi WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Wuge. Also, Makesi WFOE or its designee has the right to acquire any and all of its assets of Wuge. Without Tongrong WFOE’s prior written consent, Wuge’s shareholders cannot transfer their equity interests in Wuge and Wuge cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option. This pledge will remain effective until all options have been exercised.

Voting Rights Proxy and Financial Support Agreement. Under the voting rights proxy and financial support agreement among Makesi WFOE, Wuge and Wuge Shareholders dated January 3, 2020 and the assignment agreement between Tonrong WFOE and Makesi WFOE dated January 11, 2021, each Wuge Shareholder irrevocably appointed Makesi WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Wuge, including but not limited to the power to vote on its behalf on all matters of Wuge requiring shareholder approval in accordance with the articles of association of Wuge. The proxy agreement is for a term of 20 years and can be extended by Makesi WFOE unilaterally by prior written notice to the other parties.

Industry Overview

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

Our Products and Services

1.	Rong Hai

Rong Hai was established in 2009. For the last ten years, Rong Hai maintained its marketing position by cultivating an experienced management team equipped with industrial know-how and well-rounded coal sales team. As a veteran in the Chinese coal trading industry, Rong Hai has a sales team with lengthy experience in coal trading, deep understanding of the market, coal products tailored to its customers’ demand. Currently, Rong Hai mainly focuses on the sales, storage, transportation, and processing of steam coal. Because of its proximity to Rugao Port, a port known for its busy coal trade, Rong Hai is able to keep its transportation cost low and allocate its capital to develop a strong coal processing capacity with processing equipment and professional personnel. The principal product of Rong Hai is steam coal. In the second half of 2019, Rong Hai expects to expand its business into iron ore trading and refined processing, as well as refined coal and coking coal business.

Rong Hai has a reliable channel of procuring steam coal, large warehouse space for storage, and loyal customers. One of its major customers is Nantong Linan Industrial Trading Co., ltd., a local manufacturing heavyweight. Since its inception, Rong Hai has accumulated a growing reputation in the coal industry. In 2016, Rong Hai was awarded “Nantong City most reputable company in the coal industry” by Nantong Coal Industry Association.

2.	Wuge

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

Our Customers

1.	Rong Hai’s customers

For the fiscal year ended December 31, 2019, 34% of the coal Rong Hai procured and processed were sold directly to Nantong Linan Industry and Commerce Co., Ltd. for its production of acetate fiber plant.

For the fiscal year ended December 31, 2020, 99.1% of the coal Rong hai procured and processed were sold directly to Nantong Linan Industry and Commerce Co., Ltd. for its production of acetate fiber plant.

2.	Wuge

Wuge is still in this early developing stage and has not cultivated a stable group of customers. The main source of revenue is service fees under contracts with customers.

Our Suppliers

1.	Rong Hai’s suppliers

Rong Hai’s top five suppliers for the fiscal year ended December 31, 2019 are Shanghai Liye Supply Chain Management Co., Ltd., Jiangsu Shengquan Mining Co., Ltd., Zhejiang Zhenheng Energy Co., Ltd., Zhejiang Shiyue Energy Co., Ltd., and Xuzhou Shenzhan Trading Co., Ltd.

Rong Hai’s top five suppliers for the fiscal year ended December 31, 2020 are Jiangsu Xinhuagang Energy Development Co. Ltd., Zhejiang Zhenheng Energy Co. Ltd., Jiangsu Zhonglin Ganglian Supply Chain Management Co. Ltd., Hunan Xiangzhong Mining Group Co. Ltd., and Linsen Logistics Group Co. Ltd.

2.	Wuge

Wuge relies on one supplier during the fiscal year ended December 31, 2019, Xi’an QIkeli Information Technology Co., Ltd.

Wuge relies on one supplier during the fiscal year ended December 31, 2020, Ali Cloud Computing Co. Ltd.

Production

Rong Hai

Rong Hai uses two tiers membrane filtering system to screen the coal of different specifications, and mix different types of raw coals to produce final coal products. Through our high tech machinery, we manipulate the level of sulfur content, water content, ash content, and other different properties of coal in order to meet our customers’ requirements.

Wuge

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

In addition, Wuge generates electronic tokens that combine the five-W elements (when, where, who, why, what), geographic location via the Beidou satellite system and identity information using Code Chain technology. The electronic tokens are unique, tradable, and inheritable digital assets and cannot be tampered. The electronic tokens are based on and stored in the Code Chain system and can be used to purchase virtual property based on real estate.

Research and Development and Our Technology

Wuge has a strong technology development team, consisted of 26 experienced members, that focused on research, improvement and maintenance the existing and developing games and Code Chain technology.

Copyrights

As of March 25, 2021, Wuge has been granted one copyright, which is currently registered in China.

Certificate No.	Name	Type	Registration No.	Application Date (dd-mm-yy)	Issuance Date (dd-mm-yy)
4610189	Wuhe Mansion Game Software V1.0	invention	2019SR1189432	05/10/2019	22/11/2019

Competition

Competition for Rong Hai

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

Recent Development

Proposed Reorganization

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

August 2020 Private Placement

See Part II, Item 5(e) “Recent Sales of Unregistered Securities - August 2020 Private Placement”.

February 2021 Offering

See Part II, Item 5(e) “Recent Sales of Unregistered Securities - February 2021 Offering”.

Environmental Matters

As of December 31, 2020, Rong Hai and Wuge were not subject to any fines or legal action involving non-compliance with any relevant environmental regulation, nor are we aware of any threatened or pending action, including by any environmental regulatory authority.

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

Employees

As of March 24, 2021, Wuge, Rong Hai had 36 and 18, respectively, full-time employees.

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

Item 1A. Risk Factors

An investment in our shares of common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this annual report, before you decide to buy any shares. Any of the following risks could cause our business, results of operations and financial condition to suffer materially, causing the market price of our shares of common stock to decline, in which event you may lose part or all of your investment in our shares of common stock. Additional risks and uncertainties not currently known to us or that we currently do not deem material may also become important factors that may materially and adversely affect our business.

Risks Related to Our Business and Operations

Our business, results of operations and financial condition have been and may be further adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19.

In December 2019, a novel strain of coronavirus causing respiratory illness (“COVID-19”) surfaced in Wuhan, China, spreading at a fast rate in January and February of 2020, and confirmed cases were also reported in other parts of the world. In reaction to this outbreak, an increasing number of countries imposed travel suspensions to and from China following the World Health Organization’s “public health emergency of international concern” announcement on January 30, 2020. Since this outbreak, business activities in China and many other countries including U.S. have been disrupted by a series of emergency quarantine measures taken by the government.

As a result, our operations in China and U.S. have been materially affected. Our office in Hubei Province, China were closed since the lockdown was enforced on January 23, 2020. The economic disruption caused by COVID-19 were catastrophic for our waste management business in Wuhan, which had no revenue and negative operating income since the fourth quarter of 2019 and no revenue or operating income for the first and second quarter of 2020. We lost employees, suppliers and customers and were not been able to recover. As a result, we sold our businesses located in Wuhan. See “Our Company – Corporate History – Disposition of China Sunlong”. Our offices in Jiangsu Province and Sichuan Province in China were temporarily closed from early February until early March 2020. We have seen a slowdown in revenue growth in first three quarters of 2020.

The extent to which COVID-19 negatively impacts our business is highly uncertain and cannot be accurately predicted. We believe that the coronavirus outbreak and the measures taken to control it may have a significant negative impact on not only our business, but economic activities globally. The magnitude of this negative effect on the continuity of our business operation in China and in the U.S. remains uncertain. These uncertainties impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition and results of operations, and as a result could adversely affect our stock price and create more volatility.

Our operating companies, Rong Hai and Wuge, both contractually controlled by the Company, have limited operating histories, which make it difficult to evaluate their businesses and prospects.

Rong Hai began operating in May 2009 and has a limited operating history. Rong Hai generated $18.31 million in revenue in 2017, $17.47 million in revenue in 2018, $19.58 million in 2019 and $11.3 million in 2020. But the past revenue might not be indicative of future performance. Similarly, Wuge commenced operation in October 2019 and is in the development stage. Wuge has generated about $591,455 in revenue in 2020. We cannot guarantee whether Wuge will continue to generate revenue. You should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries, such as the coal products and alternative energy industries and the Internet of Things industry in China. Rong Hai’s and Wuge’s limited history may not serve as an adequate basis to judge our future prospects and results of operations. Our operations are subject to all of the risks, challenges, complications and delays frequently encountered in connection with the operation of any new business, as well as those risks that are specific to the coal trading industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products and technologies. Despite our best efforts, we may never overcome these obstacles.

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

Three of Company’s customers accounted for 99.1% of our total revenues for the year ended December 31, 2020. We are, and will likely continue to be, dependent on a small number of customers, and the loss of any such customer would materially and adversely affect our business, operating results and financial condition. Furthermore, as a result of our reliance on a limited number of customers, we could face pricing and other competitive pressures which may have a material adverse effect on our business, operating results and financial condition.

A significant part of Rong Hai’s revenues is also derived from a small number of customers. Rong Hai expects a small number of customers will continue to generate a substantial portion of our revenues for the foreseeable future. As of December 31, 2020, Nantong Linan Industrial Trading Co. Ltd. accounts for 99.1% of the company’s total sales. The loss of Nantong Linan, or the change of the contractual terms of the contract entered between Rong Hai and Nantong Linan or any significant dispute with Nantong Linan could materially adversely affect its financial condition and its results of operations.

If one or more of Rong Hai’s customers does not perform under one or more contracts with it and Rong Hai is not able to find a replacement contract, or if a customer exercises certain rights to terminate the contract, Rong Hai could suffer a loss of revenues that could materially adversely affect its business, financial condition and results of operations.

The coal wholesale industry and IoT industry are competitive in China and could cause us to lose market share and revenues in the future.

The coal wholesale industry and IoT industry are very competitive in China, and we expect these industries to become more competitive as it begins to consolidate. Some of our competitors will likely have substantially greater financial, marketing and other resources than us. As a result, we could lose market share and our revenues could decline, thereby adversely affecting our earnings and potential for growth. While we believe that we will be able to successfully compete in this area as a result of our proprietary technology, there is no assurance that we will be able to hire and retain the necessary employees and compete successfully.

Wuge may be unable to gain any significant market acceptance for our products and services or be unable to establish a significant market presence.

Wuge’s growth strategy for is substantially dependent upon our ability to market our intended products and services successfully to prospective clients in China. This requires that we heavily rely upon our development and marketing partners. Failure to select the right development and marketing partners will significantly delay or prohibit our ability to develop our intended products and services, market the products and gain market acceptance. Our intended products and services may not achieve significant market acceptance. If acceptance is achieved, it may not be sustained for any significant period of time. Failure of our intended products and services to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions and the results of our operations.

If potential users within the target markets do not widely adopt Code Chain technology and IoT services or Wuge fails to achieve and sustain sufficient market acceptance, we will not generate sufficient revenue, if at all, and our growth prospects, financial condition and results of operations could be harmed.

Wuge may never gain significant acceptance in the marketplace and, therefore, may never generate substantial revenue or allow us to achieve or maintain profitability. Widespread adoption of Code Chain technology and IoT services in China depends on many factors, including acceptance by users that such systems and methods or other options. Our ability to achieve commercial market acceptance for Wuge or any other future products also depends on the strength of our sales, marketing and distribution organizations.

Cyber security risks could adversely affect Wuge’s busines and disrupt its operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, Wuge’s products devices and those of third parties that we use in our operations are vulnerable to cyber security risks, including cyber attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, and loss of consumer confidence.

In addition, we may be the target of email scams that attempt to acquire sensitive information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber attack that attempts to obtain our data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation.

An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses and our business could be harmed.

The technology industries involving IoT devices, software and services are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Much of this litigation involves patent holding companies or other adverse patent owners who have no relevant product revenues of their own, and against whom our own patent portfolio may provide little or no deterrence.

We cannot assure you that we, our subsidiaries or our variable interest entities will prevail in any future intellectual property infringement or other litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us or our subsidiaries to enter into royalty or licensing agreements. In addition, we, our subsidiaries or our variable interest entities could be obligated to indemnify our customers against third parties’ claims of intellectual property infringement based on our products or solutions. If our products or solutions violate any third-party intellectual property rights, we could be required to withdraw them from the market, re-develop them or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our products or solutions, obtain licenses from third parties on favourable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our products or solutions from the market could harm our business, financial condition and operating results.

Failure to manage Rong Hai and Wuge effectively since its acquisition could materially impact our business.

The recent acquisition of Rong Hai and Wuge have placed, and future growth will place, a significant strain on the Company’s management, administrative, operational and financial infrastructure. The Company’s success will depend in part on its ability to manage Rong Hai and Wuge effectively. To manage the recent and expected growth of its operations and personnel, the Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Failure to effectively manage Rong Hai and Wuge could result in difficulty or delays in deploying the Company’s services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact the Company’s business performance and results of operations.

Rong Hai’s business and results of operations are dependent on the PRC coal markets, which may be cyclical.

As its revenue is substantially derived from the sale of steam coal, Rong Hai’s business and operating results are substantially dependent on the domestic supply of steam coal. The PRC coal market is cyclical and exhibits fluctuation in supply and demand from year to year and is subject to numerous factors beyond our control, including, but not limited to, economic conditions in the PRC, global economic conditions, and fluctuations in industries with high demand for coal, such as the utilities and steel industries. Fluctuations in supply and demand for coal affects coal prices which, in turn, may have an adverse effect on our operating and financial performance. The demand for coal is primarily affected by overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographic location of the coal supplies, the volume of coal produced by domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels such as natural gas and oil, alternative energy sources such as hydroelectric power and nuclear power, and international shipping costs also impact the market demand for coal. Excess demand for coal may increase coal prices, which would have an adverse effect on the cost of goods sold which would, in turn, cause a short-term decline in our profitability if we are unable to increase the price of our steam coal to our customers. Local government may regulate residential winter heating prices so they are not increased above a certain threshold, thus our residential heating customers may not be able to pay higher steam coal prices. As a result, Rong Hai may not be able to increase its steam coal price in response to any increase in coal price or Rong Hai may have to decrease its steam coal price when it renews contracts with its customers. As a result, Rong Hai may not able to keep its gross margin.

Our results of operations are subject, to a significant extent, to economic, political and legal developments in the PRC.

All of the sales of Rong Hai and Wuge were made to customers based in the PRC. We expect that a majority of their sales will continue to be made to customers based in the PRC. Accordingly, the economic, political and social conditions, as well as government policies, of the PRC may affect our business. The PRC economy differs from the economies of most developed countries in many respects, including: (i) structure; (ii) level of government involvement; (iii) level of development; (iv) growth rate; (v) control of foreign exchange and (vi) allocation of resources. The PRC economy has been transitioning from a planned economy to a more market-oriented economy. For the past two decades, the PRC government has implemented economic reform measures emphasizing the utilization of market forces in the development of the PRC economy. Changes in the PRC’s political, economic and social conditions, laws, regulations and policies could materially and adversely affect our business and results of operations. In addition, the PRC government indirectly influences coal prices through its regulation of power tariffs and its control over the allocation of the transportation capacity of the national rail system. Any significant downturn in coal prices in the PRC could materially and adversely affect our business and results of operations. Additionally, the PRC government could adopt new policies that could shift demand away from coal to other energy sources. Any significant decline in demand for, or over-supply of, coal could materially and adversely affect our revenues from coal export sales.

Competition could put downward pressure on coal prices and, as a result, materially and adversely affect our revenues and profitability.

Rong Hai competes with numerous other domestic and foreign coal producers for domestic sales. Overcapacity and increased production within the domestic coal industry, and decelerating steel demand in Asia have at times, and could in the future, materially reduce coal prices and therefore could materially reduce our revenues and profitability. Potential changes to international trade agreements, trade policies, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than China. We may not be able to compete on the basis of price or other factors with companies that in the future benefit from favorable foreign trade policies or other arrangements. In addition, our ability to ship our coal to international customers depends on port capacity, which is limited. Increased competition within the coal industry for international sales could result in us not being able to obtain throughput capacity at port facilities, or could result in the rates for such throughput capacity increasing to a point where it is not economically feasible to export our coal.

The domestic coal industry has experienced consolidation in recent years, including consolidation among some of our major competitors. In addition, substantial overcapacity exists in the coal industry and several other large coal companies have also filed, and others may file, bankruptcy proceedings which could enable them to lower their productions costs and thereby reduce the price for their coal, which in turn could adversely affect our revenues if we are not able to similarly reduce our prices. Consolidation in the coal industry or current or future bankruptcy proceedings of our coal competitors could adversely affect our competitive position.

In addition to competing with other coal producers, Rong Hai competes generally with producers of other fuels, such as natural gas. Natural gas pricing has declined significantly in recent years. The decline in the price of natural gas has caused demand for coal to decrease and adversely affected the price of our coal. Sustained periods of low natural gas prices have also contributed to utilities phasing out or closing existing coal-fired power plants and continued low prices could reduce or eliminate construction of any new coal-fired power plants. This trend has, and could continue to have, a material adverse effect on demand and prices for our coal. Moreover, the construction of new pipelines and other natural gas distribution channels may increase competition within regional markets and thereby decrease the demand for and price of our coal.

As a “smaller reporting company” under applicable law, we will be subject to lessened disclosure requirements. Such reduced disclosure may make our common stock less attractive to investors.

For as long as we remain an “smaller reporting company” as defined in Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”) and Item 10 of the Regulation S-K, we will elect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies”, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the ability to include only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations disclosure. Because of these lessened regulatory requirements, our stockholders would be left without information or rights available to stockholders of more mature companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The application of the M&A Rules with respect to the Company’s corporate structure remains unclear, with no current consensus existing among leading PRC law firms regarding the scope and applicability of the M&A Rules. We believe that the MOFCOM and CSRC approvals under the M&A Rules are not required in the context of the contractual arrangements with Rong Hai and Wuge, our operating entities in China, because both Tongrong WFOE and Makesi WFOE were incorporated as wholly owned foreign investment enterprise with the approval of local department of commerce. However, we cannot be certain that the relevant PRC government agencies, including the CSRC and MOFCOM, would reach the same conclusion, and we cannot be certain that MOFCOM or the CSRC will not deem that the contractual arrangements circumvent the M&A Rules, and other rules and notices, or that prior MOFCOM or CSRC approval is required for overseas financing.

If the CSRC, MOFCOM, or another PRC regulatory agency subsequently determines that CSRC, MOFCOM or other approval was required for the contractual arrangement with Rong Hai and Wuge, our operating entities in China, or if prior CSRC approval for overseas financings is required and not obtained, the Company may face severe regulatory actions or other sanctions from MOFCOM, the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines or other penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from overseas financings into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares of common stock. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel overseas financings, to restructure the Company’s corporate structure, or to seek regulatory approvals that may be difficult or costly to obtain.

The M&A Rules, along with certain foreign exchange regulations discussed below, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our future acquisition strategy.

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

The Company may not be aware of the identities of all of its beneficial owners who are PRC residents. The Company does not have control over its beneficial owners and cannot assure you that all of its PRC-resident beneficial owners will comply with SAFE Circular 37, SAFE Circular 13 and subsequent rules implemented by SAFE. The failure of the Company’s beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37, SAFE Circular 13 and subsequent implementation rules, or the failure of future beneficial owners of the Company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37, SAFE Circular 13 and subsequent implementation rules, may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Furthermore, since SAFE Circular 37 and SAFE Circular 13 was recently promulgated and it is unclear how such regulations, and any future regulations concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, the Company cannot predict how these regulations will affect its business operations or future strategy. Failure to register or comply with relevant requirements may also limit the Company’s ability to contribute additional capital to its PRC subsidiaries and limit its PRC subsidiaries’ ability to distribute dividends to the Company. These risks may have a material adverse effect on the Company’s business, financial condition and results of operations.

If Rong Hai or Wuge fails to maintain the requisite licenses and approvals required under PRC law, our business, financial condition and results of operations may be materially and adversely affected.

Foreign investment is highly regulated by the PRC government and local authorities. Rong Hai and Wuge are required to obtain and maintain certain licenses or approvals from different regulatory authorities in order to operate their respective current businesses. These licenses and approvals are essential to the operation of their businesses, for example, the value-added telecommunication business carried out by Wuge. If Rong Hai and Wuge fail to obtain or maintain any of the required licenses or approvals for its business, we may be subject to various penalties, such as fines and the discontinuation or restriction of its operations. Any such disruption in the business operations of Rong Hai and Wuge could materially and adversely affect our business, financial condition and results of operations.

If the PRC government finds that the agreements that establish the structure for operating our businesses in China do not comply with applicable PRC laws and regulations, or if these laws and regulations or their interpretations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

PRC laws and regulations impose certain restrictions and prohibitions on foreign ownership of companies that engage in Internet and other related businesses. The Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2020 Version) provides that foreign investors are generally not allowed to own more than 50% of the equity interests in a value-added telecommunication service provider other than an e-commerce service provider, among others, and the Provisions on the Administration of Foreign-Invested Telecommunications Enterprises (2016 Revision) requires that the major foreign investor in a value-added telecommunication service provider in China must have experience in providing value-added telecommunications services overseas and maintain a good track record.

To ensure compliance with the PRC laws and regulations, our wholly owned subsidiary, or WFOE, conduct our business in China mainly through our Wuge based on a series of contractual arrangements by and among our WFOE, our VIE and the respective shareholders of our VIE, which enable us to (i) exercise effective control over our VIEs, (ii) receive substantially all of the economic benefits of our VIEs, and (iii) have an exclusive option to purchase all or part of the equity interests and assets in our VIEs when and to the extent permitted by PRC law. As a result of these contractual arrangements, we have control over and are the primary beneficiary of our VIE and hence consolidate their financial results into our consolidated financial statements under IFRS. See “Corporate History and Structure” for further details.

If the contractual arrangements among our WFOEs, our VIEs and their respective shareholders are determined to be illegal or invalid, or if we or our VIEs fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations or failures, including:

●	revoking the business license and/or operating license of such entities;

●	placing restrictions on our operations or our right to collect revenues;

●	imposing fines, confiscating the income from our WFOEs or VIEs, or imposing other requirements with which we or our VIEs may not be able to comply;

●	requiring us to restructure our ownership structure or operations, including terminating the contractual arrangements and deregistering equity pledges made by the shareholders of our VIEs, which in turn would affect our ability to consolidate, derive economic interests from, or exert effective control over our VIEs;

●	restricting or prohibiting our use of the proceeds of any offering to finance our business and operations in China; or

●	taking other regulatory or enforcement actions that could be harmful to our business.

The imposition of any of these penalties could cause us to lose our right to direct the activities of our VIEs or our right to receive substantially all of the economic benefits and residual returns from our VIEs and result in a material adverse effect on our ability to conduct our business. In addition, it is unclear what impact these actions would have on us and on our ability to consolidate the financial results of our VIEs in our consolidated financial statements, if the PRC government authorities were to find our legal structure and contractual arrangements to be in violation of PRC laws and regulations. If we are not able to restructure our ownership structure and operations in a manner satisfactory to relevant PRC regulatory authorities, our results of operations and financial condition could be materially and adversely affected.

Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance, business operations and financial results.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which came into effect on January 1, 2020 and replaced the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Foreign Owned Enterprise Law as the legal basis for foreign investment in the PRC. The Foreign Investment Law defines the “foreign investment” as investment activities in China conducted directly or indirectly by foreign investors in the following manners: (i) the foreign investor, by itself or together with other investors, establishes a foreign invested enterprise in China; (ii) the foreign investor acquires shares, equities, asset tranches, or similar rights and interests of enterprises in China; (iii) the foreign investor, by itself or together with other investors, invests in and establishes new projects in China; or (iv) the foreign investor invests through other approaches as stipulated by laws, administrative regulations or as otherwise regulated by the State Council. However, since the Foreign Investment Law is relatively new, uncertainties still exist in relation to its interpretation and implementation. While the Foreign Investment Law does not explicitly classify contractual arrangements as a form of foreign investment, it is possible that foreign investment via contractual arrangements may be interpreted as a type of indirect foreign investment activity that falls within the definition of “foreign investment” or future laws, administrative regulations or provisions promulgated by the State Council.

In any of these cases, our contractual arrangements may be deemed to be in violation of the market access requirements for foreign investment under the PRC laws and regulations. Furthermore, if future laws, administrative regulations or provisions prescribed by the State Council mandate further actions to be taken by companies with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

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

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing the Company’s business, or the enforcement and performance of the Company’s arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect the Company’s business. Consequently, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors, including investors in shares of our common stock.

Rong Hai’s and Wuge’s business is subject to extensive regulation and supervision by state, provincial and local government authorities, which may interfere with the way the Company conducts its business and may negatively impact its financial results.

Rong Hai and Wuge is subject to extensive and complex state, provincial and local laws, rules and regulations with regard to its loan operations, capital structure, maximum interest rates, allowance for loan losses, among other things, as set out in “Business — Government Regulations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on April 17, 2020, and Amendment No. 1 to Annual Report Form 10-K, filed with the SEC on May 14, 2020. These laws, rules and regulations are issued by different central government ministries and departments, provincial and local governments and are enforced by different local authorities in China’s Hubei Province, the city of Wuhan, the city of Suzhou, and the city of Chengdu. As a result of the complexity, uncertainties and constant changes in these laws, rules and regulation, including changes in interpretation and implementation of such, Rong Hai’s and Wuge’s business activities and growth may be adversely affected if it does not respond to such changes in a timely manner or is found to be in violation of the applicable laws, regulations and policies as a result of a position taken by the relevant competent authority in the interpretation of such applicable laws, regulations and policies that is different from Rong Hai’s and Wuge’s position. If Rong Hai or Wuge is found to be not in compliance with such laws and regulations, it may be subject to sanctions by regulatory authorities, monetary penalties and/or reputation damage, which could have a material adverse effect on the Company’s business operations and profitability.

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

The MOFCOM Security Review Rules, effective from September 1, 2011, which implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, further provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review by MOFCOM, the principle of substance over form should be applied and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through agreements control or offshore transactions. In addition, Measures for Security Review of Foreign Investment stipulated by NDRC and MOFCOM on December 19, 2020, effective on January 18, 2021, which also provides that security review shall be conducted for the foreign investments that affect or may affect national security

Further, if the business of any target company that the combined company seek to acquire falls into the scope of security review, the combined company may not be able to successfully acquire such company either by equity or asset acquisition, capital contribution or through any contractual agreements. The combined company may grow its business in part by acquiring other companies operating in its industry. Complying with the requirements of the relevant regulations to complete such transactions could be time consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit its ability to complete such transactions, which could affect its ability to maintain or expand its market share.

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

Our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC filings and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by CSRC, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no PRC regulator has conducted any review of our Company, our SEC reports, other filings with non-PRC regulatory authorities or any of our other public pronouncements outside the U.S.

Risks Related to Our Securities

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

A market for the Company’s securities may not continue, which would adversely affect the liquidity and price of our common stock.

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

Although our common stock trades on the Nasdaq Capital Market, there has traditionally only been a small market for our shares of common stock. For example, in the month of September 2020, our average volume per trading day was under 5,000 shares. While there have been, and there may continue to be days of exceptionally high volume, our shares may always remain “thinly-traded”, meaning that the number of persons interested in purchasing our shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including that we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Broad or active public trading market for our shares may be sustained.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights; and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

Our articles of incorporation, as amended, authorizes the issuance of up to 20,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. As of the date of this report, no shares of preferred stock have been designated. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our Company.

Our executive officers and directors own a significant percentage of our common stock and could be able to exert control over matters subject to stockholder approval.

As of March 25, 2021, our directors and executive officers, together with their affiliates, beneficially own approximately 29.59% of our outstanding shares of common stock. As a result, our executive officers and directors have influence to determine the outcome of matters submitted to our stockholders for approval, including the ability to defeat the election of our directors, amend or prevent amendment of our articles of incorporation or by-laws or effect or prevent a change in corporate control, merger, consolidation, takeover or other business combination. In addition, any sale of a significant amount of our common stock held by our directors and executive officers, or the possibility of such sales, could adversely affect the market price of our common stock. Management’s stock ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing any gains from our common stock.

Additional stock offerings in the future may dilute then-existing shareholders’ percentage ownership of the Company.

Given our plans and expectations that we will need additional capital in the future, we anticipate that we will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then current stockholders and could negatively impact the price of our common stock.

The market price of the Company’s securities may be volatile.

The trading price of our common stock has been volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the 12 months prior to March 24, 2021, our common stock has traded at a low of $0.70 and a high of $11.62. From the beginning of 2021 through March 24, 2021, our common stock has traded at a low of $1.79 and a high of $11.62 irrespective of our operating performance and with no discernable announcements or developments by the company or third parties.  We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of COVID-19 has caused broad stock market and industry fluctuations. The stock market in general and the market for companies such as us in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. A decline in the market price of our common stock also could adversely affect our ability to issue additional shares of common stock or other of our securities and our ability to obtain additional financing in the future.

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

A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to additional price volatility.

Historically there has not been a large short position in our common stock.  However, in the future investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent an aggregate short exposure in our common stock becomes significant, investors with short exposure may have to pay a premium to purchase shares for delivery to share lenders at times if and when the price of our common stock increases significantly, particularly over a short period of time. Those purchases may in turn, dramatically increase the price of our common stock. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to our business prospects, financial performance or other traditional measures of value for the Company or its common stock.

Risks Relating to the Conversion

Your rights as a stockholder of the Company will change as a result of the Conversion and you may not be afforded as many rights as a shareholder of the Company as an exempted company in Cayman Islands under applicable laws and the memorandum and articles of association (the “Proposed Articles”) to be adopted after the Conversion under Cayman Islands law as you were as a stockholder of the Company under applicable laws and the Articles of Incorporation and Bylaws under Nevada law.

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

Following the completion of the Conversion, as a foreign private issuer, we will not be required to provide its shareholders with the same information as the Company would if the Company remained a U.S. public issuer and, as a result, you may not receive as much information about the Company as you did about the Company and you may not be afforded the same level of protection as a shareholder under applicable laws and the Proposed Articles as you were as a stockholder under applicable laws and the Company Articles of Incorporation and Bylaws.

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

Following completion of the Conversion, we are expected to qualify as a “foreign private issuer” under the rules and regulations of the SEC. As a foreign private issuer, we will be exempt from certain rules under the Exchange Act that would otherwise apply if we were a company incorporated in the United States or did not meet the other conditions to qualify as a foreign private issuer. Please see the section entitled “Risk Factors—Risks Relating to the Conversion—As a foreign private issuer, we will not be required to provide its shareholders with the same information as the Company would if the Company remained a U.S. public issuer and, as a result, you may not receive as much information about we as you did about the Company and you may not be afforded the same level of protection as a shareholder under applicable laws and the Proposed Articles as you were as a stockholder under applicable laws and the Company Articles of Incorporation and Bylaws.” While we are expected to qualify as a foreign private issuer following the completion of the Conversion, if we fail to qualify as a foreign private issuer upon completion of the Conversion, or loses its status as a foreign private issuer at some future time, we will be required to comply fully with the reporting requirements of the Exchange Act applicable to U.S. domestic issuers and would incur significant operational, administrative, legal and accounting costs that it would not incur as a foreign private issuer.

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

Although it is anticipated that our ordinary shares after the Conversion will continue to be listing on Nasdaq Capital Market under the symbol “CCNC,” as a company incorporated under the laws of the Cayman Islands, the shares may appeal to different institutional investors, or impact the level of investment by current investors who may prefer or be required by internal guidelines to invest in companies that are incorporated in the United States. Accordingly, the reorganization may impact our institutional investor base, or the level of their respective investments in our securities, and may result in a change in the market prices, trading volume and volatility of the shares before and after the Conversion.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Rong Hai’s office is located at 4th Floor, West Hongqiao Building, No.180 West Qingnian Road, Nantong City, Jiangsu, China. The rent for this space is approximately RMB225,600 per year.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock and warrants are traded on the Nasdaq Capital Market and OTC Market under the symbols “CCNC” and “CCNCW, respectively.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the Nasdaq for the period of January 1, 2019 through December 31, 2020

	Common Stock		Warrants
	Low	High	Low	High
Year Ended December 31, 2019
January 1, 2019 through March 31, 2019	$1.21	$5.52	$0.12	$0.38
April 1, 2019 through June 30, 2019	$1.37	$1.97	$0.12	$0.17
July 1, 2019 through September 30, 2019	$0.79	$1.62	$0.03	$0.13
October 1, 2019 through December 31, 2019	$0.70	$1.25	$0.03	$0.13
Year Ended December 31, 2020
January 1, 2020 through March 31, 2020	$0.75	$2.45	$0.01	$0.10
April 1, 2020 through June 30, 2020	$1.19	$2.46	$0.02	$0.05
July 1, 2020 through September 30, 2020	$0.85	$1.90	$0.01	$0.04
October 1, 2020 through December 31, 2020	$0.70	$3.88	$0.01	$0.20

On March 25, 2021, our common stock had a closing price of $4.25 and our warrants had been thinly traded.

(b) Holders

On March 25, 2021 there approximately 350 holders of record of our common stock and 2 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

We established our 2019 Equity Incentive Plan (the “Plan”). The Plan was approved by our board of directors on December 12, 2019 and was approved by our stockholders at our annual meeting in 2019. The purpose of the Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan, is 3,000,000 shares. As of December 30, 2020, the company did not issue any shares or awards under the Plan.

The following summary briefly describes the principal features of the Plan and is qualified in its entirety by reference to the full text of the Plan.

Administration. Our Compensation Committee of the Board of Directors will administer the Plan. The Committee will have the authority to determine the terms and conditions of any agreements evidencing any Awards granted under the Plan and to adopt, alter and repeal rules, guidelines and practices relating to the Plan. Our Compensation Committee will have full discretion to administer and interpret the Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable.

Eligibility. Current or prospective employees, directors, officers, advisors or consultants of the Company or its affiliates are eligible to participate in the Plan. Our Compensation Committee has the sole and complete authority to determine who will be granted an award under the Plan, however, it may delegate such authority to one or more officers of the Company under the circumstances set forth in the Plan.

Number of Shares Authorized. The Plan provides for an aggregate of Three Million (3,000,000) common stock to be available for awards. If an award is forfeited or if any option terminates, expires or lapses without being exercised, the common stock subject to such award will again be made available for future grant. Shares of common stock that are used to pay the exercise price of an option or that are withheld to satisfy the Participant’s tax withholding obligation will not be available for re-grant under the Plan.

Each common share subject to an option or a stock appreciation right will reduce the number of common stock available for issuance by one share, and each common share underlying an award of restricted stock, restricted stock units, stock bonus awards and performance compensation awards will reduce the number of common stock available for issuance by one share.

If there is any change in our corporate capitalization, the Compensation Committee in its sole discretion may make substitutions or adjustments to the number of shares reserved for issuance under our Plan, the number of shares covered by awards then outstanding under our Plan, the limitations on awards under our Plan, the exercise price of outstanding options and such other equitable substitution or adjustments as it may determine appropriate.

The Plan has a term of ten years and no further awards may be granted under the Plan after that date.

Awards Available for Grant. Our Compensation Committee may grant awards of con-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing.

Options. Our Compensation Committee will be authorized to grant options to purchase common stock that are either “qualified,” meaning they are intended to satisfy the requirements of Internal Revenue Code of 1986 (the “Code”) Section 422 for incentive stock options, or “non-qualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the Plan will be subject to the terms and conditions established by our Compensation Committee. Under the terms of the Plan, the exercise price of the options will be set forth in the applicable Award agreement. Options granted under the Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by our Compensation Committee and specified in the applicable award agreement. The maximum term of an option granted under the Plan will be ten years from the date of grant (or five years in the case of a qualified option granted to a 10% stockholder).

Stock Appreciation Rights. Our Compensation Committee will be authorized to award stock appreciation rights (or SARs) under the Plan. SARs will be subject to the terms and conditions established by our Compensation Committee. An SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. An Option granted under the Plan may include SARs and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option shall be subject to terms similar to the option corresponding to such SARs. SARs shall be subject to terms established by our Compensation Committee and reflected in the award agreement.

Restricted Stock. Our Compensation Committee will be authorized to award restricted stock under the Plan. Our Compensation Committee will determine the terms of such restricted stock awards. Restricted stock is common stock that generally is non-transferable and subject to other restrictions determined by our Compensation Committee for a specified period. Unless our Compensation Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock is forfeited.

Restricted Stock Unit Awards. Our Compensation Committee will be authorized to award restricted stock unit awards. Our Compensation Committee will determine the terms of such restricted stock units. Unless our Compensation Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the period of time over which all or a portion of the units are to be earned, then any unvested units will be forfeited.

Stock Bonus Awards. Our Compensation Committee will be authorized to grant awards of unrestricted common stock or other awards denominated in common stock, either alone or in tandem with other awards, under such terms and conditions as our Compensation Committee may determine.

Performance Compensation Awards. Our Compensation Committee will be authorized to grant any award under the Plan in the form of a performance compensation award by conditioning the vesting of the award on the attainment of specific levels of performance of the Company and/or one or more affiliates, divisions or operational units, or any combination thereof, as determined by the Compensation Committee.

Transferability. Each award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative and may not be otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution. Our Compensation Committee, however, may permit awards (other than incentive stock options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members or anyone else approved by it.

Amendment. The Plan has a term of ten years. Our Board may amend, suspend or terminate the Plan at any time; however, stockholder approval to amend the Plan may be necessary if the law or the rules of the national exchange so requires. No amendment, suspension or termination will impair the rights of any participant or recipient of any Award without the consent of the participant or recipient.

Change in Control. Except to the extent otherwise provided in an award agreement or as determined by the Compensation Committee in its sole discretion, in the event of a change in control, all outstanding options and equity awards (other than performance compensation awards) issued under the Plan will become fully vested and performance compensation awards will vest, as determined by our Compensation Committee, based on the level of attainment of the specified performance goals.

(e) Recent Sales of Unregistered Securities

April 2019 Private Placement

On April 4, 2019, the Company entered into certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act pursuant to which the Company issued 1,492,000 shares of its common stock, at a per share purchase price of $2.00. The net proceeds to the Company from this offering were approximately $2.9 million. The shares issued in the securities purchase agreement are exempt from the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder.

December 2019 Private Placement

On December 23, 2019, the Company entered into certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act, pursuant to which the Company issued 3,692,859 shares of its common stock, at a per share purchase price of $1.00 on January 21, 2020. The shares issued in the securities purchase agreement are exempt from the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder.

Acquisition of Sichuan Wuge Network Games Co., Ltd.

On January 24, 2020, the Company issued an aggregate of 4,000,000 shares of its common stock, par value $0.0001 per share, to all the shareholders of Sichuan Wuge Network Games Co., Ltd. (“Wuge”), pursuant to a share purchase agreement with Wuge, in exchange for the Wuge’s shareholders’ approval to cause Wuge to enter into, certain contractual agreements with Tongrong Technology (Jiangsu) Co., Ltd. (“Tongrong WFOE”), the Company’s indirectly owned subsidiary. The contractual agreements were assigned by Tonrong WFOE to Makesi Iot Technology (Shanghai) Co., Ltd. (“Makesi WFOE”), the Company’s indirectly owned subsidiary, and Makesi WFOE has the right to control, manage and operate Wuge in return for a service fee equal to 100% of Wuge’s net income. The shares issued in the securities purchase agreement are exempt from the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder.

August 2020 Private Placement

On August 11, 2020, pursuant to certain securities purchase agreements, dated May 1, 2020, the Company issued 1,674,428 shares of its common stock, at a per share purchase price of $1.50, to eleven investors. The gross proceeds to the Company from this private placement were approximately $2.51 million. None of the investors is a “U.S. person” as defined under Regulation S. The shares of common stock issued in the private placement are exempt from the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder.

February 2021 Offering

Registered Direct Offering and Private Placement

On February 18, 2021, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain purchasers, pursuant to which, on February 22, 2021, we sold (i) 4,166,666 shares of common stock, (ii) registered warrants (the “Registered Warrants”) to purchase an aggregate of up to 1,639,362 shares of common stock and (iii) unregistered warrants (the “Unregistered Warrants”) to purchase up to 2,527,304 shares (the “Warrant Shares”) of common stock in a registered direct offering (the “Registered Direct Offering”) and a concurrent private placement (the “Private Placement,” and together with the Registered Direct Offering, the “Offering”). The terms of the Offering were previously reported in a Form 8-K filed with the SEC on February 18, 2021 and the closing of the Offering was reported in a Form 8-K filed with the Commission on February 22, 2021.

The gross proceeds of the Offering of $24,999,996, before deducting placement agent fees and other expenses, are being used for working capital and general business purposes.

The Registered Warrants have a term of five years and are exercisable immediately at an exercise price of $6.72 per share, subject to adjustments thereunder, including a reduction in the exercise price, in the event of a subsequent offering at a price less than the then current exercise price, to the same price as the price in such offering (a “Price Protection Adjustment”).

The Unregistered Warrants have a term of five and one-half years and are first exercisable on the date that is the earlier of (i) six months after the date of issuance or (ii) the date on which the Company obtains stockholder approval approving the sale of the securities sold under the Securities Purchase Agreement, to purchase an aggregate of up to 2,527,304 shares of common stock. The Unregistered Warrants have an exercise price of $6.72 per share, subject to adjustments thereunder, including (x) a Price Protection Adjustment and (y) in the event the exercise price is more than $6.10, a reduction of the exercise price to $6.10, upon obtaining such stockholder approval.

The Offering was conducted pursuant to a placement agency agreement, dated February 18, 2021 (the “Placement Agency Agreement”), between the Company and Univest Securities, LLC (the “Placement Agent”), on a “reasonable best efforts” basis. The Company paid the Placement Agent a cash fee of $2,310,000, including $2,000,000 in commission which was equal to eight percent (8.0%) of the aggregate gross proceeds raised in this Offering, $250,000 in non-accountable expense which was equal to one percent (1%) of the aggregate gross proceeds raised in the Offering, and $60,000 in accountable expenses. Additionally, the Company issued to the Placement Agent warrants to purchase up to 208,333 shares of common stock, with a term of five years first exercisable six months after the date of issuance and at an exercise price of $6.00 per share.

Stockholder Approval

Pursuant to the Securities Purchase Agreement, we are required to hold a meeting of our stockholders not later than April 29, 2021 to seek such approval as may be required from our stockholders (the “Stockholder Approval”), in accordance with applicable law, the applicable rules and regulations of the Nasdaq Stock Market, our certificate of incorporation and bylaws and the Nevada Revised Statutes with respect to the issuance of the securities in the Offering, including the Warrants sold in the Private Placement, so that the issuance by us of shares of common stock in excess of the 6,954,059 shares (19.99% of the shares of common stock outstanding as of February 17, 2021, the date prior to entering into the Securities Purchase Agreement) in the aggregate (the “Issuable Maximum”), will be in compliance with Nasdaq Listing Rules 5635(a) and 5635(d) as described herein, and investors in the Offering will be able to exercise the Warrants prior to six months after the closing of the Offering.

In the event that despite our reasonable best efforts we are unable to obtain the Stockholder Approval by that date, we are required to hold an additional special meeting of stockholders and obtain Stockholder Approval by July 31, 2021.  In the event that despite our reasonable best efforts we are unable to obtain Stockholder Approval by that date, we are required to hold additional meetings of our stockholders each fiscal quarter until Stockholder Approval has been obtained.  Until we have obtained Stockholder Approval, we may not consummate any subsequent financings at less than an effective price of $6.72 per share of our common stock.

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

Overview

Code Chain New Continent Limited (formerly known as TMSR Holding Company Limited and JM Global Holding Company, the “Company” or “CCNC”), through its subsidiaries and controlled entities, focuses its business in two segments: (1) coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap; and (2) the research, development and application of Internet of Things (IoT) and electronic tokens. The Company’s coal and coke wholesale business is carried out by Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), an entity contractually controlled by the Company. The Company’s IoT business is carried out Wuge Network Games Co., Ltd. (“Wuge”), an entity contractually controlled by the Company.

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

Results of Operations

Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

				Percentage
	2020	2019	Change	Change
Revenues – Equipment and systems	$-	$-	$-	-
Revenues – Fuel materials	11,261,428	18,955,988	(7,694,560)	(40.6)%
Revenues – Trading and others	591,455	628,489	(37,034)	(5.9)%
Total revenues	11,852,883	19,584,477	(7,731,594)	(39.5)%
Cost of Revenues – Equipment and systems	-	-	-	-
Cost of Revenues – Fuel materials	10,748,354	18,699,429	(7,951,075)	(42.5)%
Cost of Revenues – Trading and others	-	322,813	(322,813)	(100.0)%
Total cost of revenues	10,748,354	19,022,242	(8,273,888)	(43.5)%
Gross profit	1,104,529	562,235	542,294	96.5%
Operating expenses	2,057,786	851,638	1,206,148	141.6%
Loss from operations	(953,257)	(289,403)	(663,854)	229.4%
Other income (expense), net	(3,895,433)	3,920	(3,899,353)	(99473.3)%
Loss from continuing operations	(4,788,175)	(414,283)	(477,074)	1055.8%
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	505,061	(16,412,060)	16,917,121	103.1%
Gain on disposal, net of taxes	6,793,570	-	6,793,570	100.0%
(Loss) net income	2,510,456	(16,826,343)	23,233,617	114.9%

Revenues

The Company’s revenue consists of fuel materials revenue and others revenue. Total revenues decreased by approximately $7.7 million, or approximately 39.5%, to approximately $11.9 million for the year ended December 31, 2020, compared to approximately $19.6 million for the year ended December 31, 2019.

Fuel Revenue

Our fuel revenues decreased by approximately $7.7 million, or 40.6%, to approximately $11.3 million for the year ended December 31, 2020 as compared to approximately $19.0 million for the year ended December 31, 2019. The decrease was mainly due to the reduced sales of Ronghai influenced by COVID-19.

Others Revenue

Our other revenues decreased by approximately $37,000, or 5.9%, to approximately $590,000 for the year ended December 31, 2020 as compared to approximately $630,000 for the year ended December 31, 2019. The decrease was mainly due to decreased harbor cargo handling revenue of Rong Hai.

Cost of Revenues

The Company’s cost of revenues consists of cost of fuel materials, and cost of others. Total cost of revenues decreased by approximately $8.3 million, or approximately 43.5% to approximately $10.7 million for the year ended December 31, 2020, compared to approximately $19.0 million for the same period in 2019. Our total cost of revenues decrease was attributable to the Company’s general decrease in revenue for fuel materials.

Gross Profit

The Company’s gross profit increased by approximately $540,000 or 96.5%, to approximately $560,000 during the year ended December 31, 2020, from approximately $1.1 million for the year ended December 31, 2019. This increase was mainly due to the increase in the revenue of Wuge.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG & A expenses increased by approximately $0.6 million, by approximately 47.6%, from approximately $1.2 million for the year ended December 31, 2019 to approximately $1.7 million for the year ended December 31, 2020. The slight increase was due to slight increases in general and administrative expenses from the Company’s investment in professional staff as part of the general expense of maintaining as public company.

Loss from Operations

As a result of the foregoing, loss from operations for the year ended December 31, 2020 was approximately $1.0 million, a increase of approximately $0.7 million, or approximately 229.4%, from approximately $0.3 million for the year ended December 31, 2019. The increase of loss was a result of increase in selling, general and administrative expenses.

Net Income

The Company’s net income increased by approximately $19.3 million, or 114.9%, to approximately $2.5 million net income for the year ended December 31, 2020, from approximately $16.8 million net loss for the same period in 2019. The increase was mainly due to the disposal of some subsidiaries.

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

Investments

The Company purchases certain liquid short term investments such as money market funds and or other short term debt securities marketed by financial institutions. These investments are not insured against loss of principal. These investments are accounted for as financial instruments that are marked to fair market value at the end of each reporting period. As result of their short maturities, and limited risk profile, at times, their amortized carrying cost may be the best approximation their fair value and used for such investments

Accounts receivable, net

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of December 31, 2020, our net working capital deficit was approximately $8.8 million, over 15% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $9.3 million and is expected to continuing generate cash flow from operations in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the year ended December 31, 2020 and 2019.

	For the year ended December 31,
	2020	2019

Net cash (used in) provided by operating activities	$(2,101)	$759,457
Net cash used in investing activities	(4,530,808)	-
Net cash provided by by financing activities	3,059,195	2,476,605
Effect of exchange rate change on cash	(11,136)	64,945
Net change in cash	$(1,484,850)	$3,301,007

As of December 31, 2020 and 2019, the Company had cash in the amount of $998,717 and $4,027,744, respectively. As of December 31, 2020, approximately $998,717 and approximately $0 were held by the Company’s subsidiaries in the PRC and Hong Kong, respectively. As of December 31, 2019, approximately $4,03,000 and approximately $354 were held by the Company’s subsidiaries in the PRC and Hong Kong, respectively.

Operating activities

Net cash used in operating activities was approximately $2,101 for the year ended December 31, 2020, as compared to approximately $0.8 million net cash provided by operating activities for the year ended December 31, 2019. Net cash used in operating activities was mainly due to increase of $3.9 million in Goodwill impairments, decrease of $1.2 million in accounts receivables, increase of $0.7 million in other receivables, increase of $0.4 million in prepayments, increase of $0.6 million in accounts payable, and the add back of non-cash items including $7.9 million in disposal of the company.

Investing activities

Net cash used in investing activities was approximately $4.5 million for the year ended December 31, 2020, as compared to approximately $0 net cash used in investing activities for the year ended September 30, 2019. Net cash used in investing activities for the year ended December 31, 2020 was due to approximately $1.1 million spending on purchase of intangible assets and 3.1 million buy financial products.

Financing activities

Net cash provided by financing activities was approximately $3.1 million for the year ended December 31, 2020, as compared to approximately $2.5 million net cash used in financing activities for the year ended December 31, 2019. Net cash provided by financing activities for the year ended December 31, 2020 was due to approximately $0.4 million proceeds from short-term loans – bank and $2.6 million proceeds from issuance of common stock.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers, President and Chief Financial Officer (the “Certifying Officer”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective at December 31, 2020 due to the material weaknesses identified by our management as described above.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this report:

Name	Age	Position
Yimin Jin	48	Co-Chief Executive Officer and Co-Chairman of the Board
Wei Xu	58	President and Co-Chairman of the Board
Weidong (David) Feng	38	Co-Chief Executive Officer
Jianan Liang	45	Chief Operating Officer
Yi Li	43	Chief Financial Officer and Secretary
Bibo Lin	37	Vice President
Qihai Wang	51	Director
Mingyue Cai (1)(2)(3)	42	Director
Jin Wang (1)(2)(3)	33	Director
Yajing Li(1)(2)(3)	40	Director
Fei Gan(1)(2)(3)	40	Director

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
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

Mr. Jin was appointed as the Co-Chief Executive Officer and the Co-Chairman of the Board on April 15, 2019. Yimin Jin has extensive experience in investment and financing industry. From 1995 to 2001, Mr. Jin served as the General Manager of Shanghai Pudong Development Bank, and from 2001 to October 2015, Mr. Jin served as the Managing Director of Shanghai Xiefeng Science and Technology Investment Co., Ltd. Mr. Jin has served as general manager of Shanghai Guangdian Assets Management Co., Ltd. since November 2015. Mr. Jin received his college diploma from Shanghai Shanda College in 1993 and received his Bachelor of Finance degree from Shanghai Television University in 1998. Mr. Jin obtained his MSBA degree from Madonna University in 2001. We believe Mr. Jin is well qualified to serve on our board of directors because of his extensive investment experience.

Mr. Wei Xu

Mr. Wei Xu was appointed as a director of the Company on January 3, 2020 and the President of the Company on October 29, 2020. Mr. Xu is the inventor of QR code patent and the creator of Code Chain interface. He founded and has served as the chairman of the board of director at Lingkong Group, a Chinese company that engages in systems applications and products in data processing, since August 2006. In July 2019, Mr. Xu founded Sichuan Wuge Network Games Co., Ltd., a game developing company that combines IoT and e-commerce that is based on ChainCode interface. From July 1994 to July 2006, Mr. Xu was the COO of NEC IT Management Co., Ltd., the Chinese subsidiary of NEC Japan, a company that provides information technology solutions including but not limited to SAP, SCM and Matrixlink. Mr. Xu received his bachelor’s degree in business administration in China from Fudan University in 1992.

Mr. Weidong (David) Feng

Mr. Weidong (David) Feng was appointed as the Co-Chief Executive Officer on February 1, 2021. Mr. Feng has been engaged in blockchain research since August 2016. For many years, Mr. Feng has been researching and exploring how to apply Blockchain technology to the security of computer network technology. He has made continuous efforts to explore the security, technical details and application of blockchain cryptocurrency. He also provides e-currency consulting services on alternative currency planning, Bitcoin processing, compliance, monetization strategy and risk management and virtual currency platform. Mr. Feng advises a number of companies and has been involved in over 100 projects of the decentralized cryptocurrency wallet, digital asset and cryptocurrency insurance technology, asset digitalization and tokenization service, decentralized finance technology, blockchain-based security technology, etc. From November 2014 to August 2016, Mr. Feng worked as the technical director at Yikedao (Beijing) Technology Co., Ltd., designing and deploying a home delivery application with online and offline services for convenience stores. Mr. Feng founded Henan Jinyi Internet Technology Co. Ltd. in October 2008 and worked as the general manager of the company until October 2014, during which period, his company participated in the construction and operation of Pingdingshan Municipal CPPCC, Pingdingshan Women's Federation, Pingdingshan Volunteers Association, Pingdingshan Public Security Entry-Exit and other large official websites. In 2006, he worked in Henan Pingdingshan Branch of China Network Communications Corporation, mainly responsible for the construction services of new countryside informatization. Mr. Feng graduated from Nankai University as a postgraduate student in Internet Finance. As a senior computer network security engineer, and the strategic expert and architect in Blockchain, Mr. Feng has applied for a number of patents on Blockchain core technology, artificial intelligence and big data.

Mr. Jianan Liang

Mr. Jianan Liang was appointed as the Chief Operating Officer of the Company on March 17, 2021. Mr. Liang is the general manager of sales in China of Akamai Information Technology Co., Ltd. Since October 2012, Mr. Liang has been in charge of the business development of Akamai in China in connection with cloud-based acceleration services and security services for global network applications and content distribution for Chinese e-commerce, high-tech and financial services companies’ business development overseas. Mr. Liang has also been the Vice President (Business) of China Soft Power Technology Group Holdings Co., Ltd. since December 2015, where he was in charge of establishing and maintaining partnerships with international operators to provide international submarine cable transmission and cloud infrastructure services, and to help customers expand their businesses based on the Internet. Additionally, Mr. Liang has served as Senior Vice President of Beijing Supply and Marketing Big Data Group since July 2017, where he was responsible for providing the cloud computing technologies required for business's digital transformation. From October 2010 to October 2012, he served as the head of HP China solution sales, responsible for the sales performance of software products and services of China HP Imaging and Printing Group in China, and formulating sales strategies for Customers provide one-stop services (hardware, software and services). From January 2009 to October 2010, he was the sales and marketing director of Hong Kong Ludao Telecom Co., Ltd., responsible for selecting agent products and formulating sales strategies. From October 2003 to January 2009, he was the general sales manager of Captaris China, responsible for achieving sales performance goals in China, expanding market share, and establishing a pipeline relationship with the company's global partners in the Chinese market for the first time. From October 2001 to October 2003, Mr. Liang served as a product technical expert for Microsoft China Co., Ltd., where he was responsible for providing product technical pre-sales support to industry customers, including carrying out in-depth solution development and customization. Mr. Jianan Liang holds a bachelor's degree in computer science from Harbin Institute of Technology, China. Mr. Liang has also graduated from the China-Europe International Business School (CEIBS) senior executive business management program. Mr. Liang has served as senior sales managers in various renowned companies that are listed in the United States, Canada, China and Hong Kong. With nearly 20 years of experience in sales, technology and team management, Mr. Liang accumulated numerous partners and customer relationships in several government agencies, large state-owned enterprises, local industry leaders and multinational companies, including the world's leading e-commerce companies, international financial insurance companies, high-tech product manufacturers, instant social APPs and other Internet integrated service providers. He has provided comprehensive products and technical solutions, including but not limited to cloud services, network security, content distribution (CDN), big data analysis, Internet of Things, etc.

Ms. Yi Li

Ms. Yi Li was appointed as the Chief Financial Officer and Secretary of the Company on April 25, 2019. From 2005 to 2007, Ms. Li served as Financial Accounting of Shanghai Supersharp International Co., Ltd. From 2007 to 2009, Ms. Li served as Finance Officer of the HongKong OneByOne Trading & Accessories Co., Ltd. Ms. Li worked as the Financial Manager at Shanghai Yitex Garment Co., Ltd. from 2010 to 2015. Ms. Li served as the Chief Financial Officer of Shanghai Difeng Group since 2015 till now. Ms. Li received her Bachelor degree of International Business and MBA from Auckland Institute of Studies.

Mr. Bibo Lin

Mr. Lin was appointed as the Vice President of the Company on February 25, 2021. Mr. Lin is the founder and President of Wuge Network Games Co., Ltd., a PRC company contractually controlled by the Company that develops games and combines IoT and e-commerce based on ChainCode interface. Mr. Lin has extensive experience in information technology and Blockchain technology. From September 2018 to May 2019, Mr. Lin was the CEO of Chengdu Yuan Malian Technology Co., Ltd., a PRC company that engaged in technical support of Internet of Things. From December 2017 to July 2018, Mr. Lin was the CEO of Sichuan Hongming Technology Development Co., Ltd., a PRC company that engaged in the development and maintenance of Internet application software. From February 2015 to January 2018, Mr. Lin was the CEO of Chengdu Huasu Internet Technology Service Co., Ltd., a PRC company that engaged in Internet consulting and Internet project development planning. From February 2014 to January 2015, Mr. Lin was the Vice President at Sichuan Tiangou Technology Co., Ltd., a PRC company that operated e-commerce. Prior to that, Mr. Lin worked for Alibaba Sichuan as a sales manager for 7 years.

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

Mr. Mingyue Cai

Mr. Cai was appointed as a director of the Company on February 25, 2020. Mr. Cai has been the Vice President at Yitu Safety Technology (Shenzhen) Co., Ltd., a PRC company engages in artificial intelligence development and application. From November 2009 to August 2017, he was an administrative director at Rugao Port Group Co., Ltd., a PRC company that focuses on port logistics, industrial park construction and timber, coal and ore trade. From June 2004 to October 2009, Mr. Cai worked as a manager at Shanghai Rishan Environmental Protection Technology Co., Ltd., a PRC company that distribute and retail environmentally friendly cleaning products. Mr. Cai has a bachelor’s degree in administrative management.

Mr. Fei Gan

Mr. Fei Gan was appointed as a director of the Company on February 11, 2021. Mr. Gan is the co-founder of Silverstone Investment, a top financial quantitative trading company. Mr. Gan has been engaged in the financial technology and big data industry for more than ten years and has held senior management positions in many companies. He has served as the vice president of Silverstone Investment since 2008, the CEO of Shenzhen Columbus Data Technology Co., Ltd. since 2017 and the CEO of Hefei Bitu Technology Co., Ltd. since 2020.

Ms. Yajing Li

Ms. Yajing Li was appointed as a director of the Company on November 16, 2020. Ms. Li has been the director of real estate investment at Guohua Life Insurance Co., Ltd., an insurance company based in China since 2010, in charge of the asset management department. Prior to that, Ms. Li worked as a director in charge of accounting at Shanghai Linli Planning and Architectural Design Co., Ltd. from 2008 to 2009, a director in charge of accounting at Newsky (Canada) International Consulting Co., Ltd. from 2007 to 2008, and a financial manager at Shanghai Lige Power Engineering Co., Ltd. from 2006 to 2007. Ms. Li received her Bachelor’s degree in finance and economics from School of South-Central University for Nationalities in China and her Master’s degree in Management from Shanghai University of Finance and Economics.

Mr. Jin Wang

Mr. Jin Wang was appointed as a director of the Company on February 11, 2021. Mr. Wang is an IT expert, a pioneer in blockchain finance, and an independent investor in the Internet finance and blockchain industries. Mr. Wang is the founder of Singapore Vientiane Digital Platform, Chairman of Singapore Zianquan Technology, Chairman of Shenzhen Dingfeng Software, and Chairman of BIMG Technical Committee. Mr. Wang has more than five years of experience in financial innovation and digital asset management. Mr. Wang is the founder of Alchemy digital asset quantitative trading platform and the Initiator of WeDeep Smart Health Platform Project.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. We anticipate that a majority of our board of directors will be independent as of the closing of the Business Combination. An “independent director” is defined under the Nasdaq rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We anticipate that our board of directors will determine that Mr. Mingyue Cai, Mr. Jin Wang, Mr. Fei Gan and Ms. Yajing Li are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Leadership Structure and Risk Oversight

The board of directors does not have a lead independent director. Currently Mr. Yimin Jin serves as our Co-Chief Executive Officer and Co-Chairman of the Board, Mr. Wei Xu serve as President and Co-Chairman of the Board.

Committees of the Board of Directors

The standing committees of our board of directors currently consists of an Audit Committee and a Compensation Committee, and after the Business Combination will also consist of a Nominating and Corporate Governance Committee. Each of the committees will report to the board of directors as they deem appropriate and as the board may request.

Audit Committee

Our Audit Committee currently consists of Ms. Yajing Li, Mr. Jin Wang, Mr. Fei Gan and Mr. Mingyue Cai with Ms. Yajing Li serving as the chairman of the Audit Committee. We believe that each of these individuals qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. We also believe that Ms. Yajing Li qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is attached as an exhibit to this Report.

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

Compensation Committee

Our Compensation Committee currently consists of Mr. Mingyue Cai, Mr. Jin Wang, Mr. Fei Gan and Ms. Yajing Li, with Mr. Mingyue Cai serving as the chairman of the Compensation Committee. We anticipate that each of the members of our Compensation Committee will be independent under the applicable Nasdaq listing standards. Our board of directors has adopted a written charter for the Compensation Committee, which is attached as an exhibit to this Report.

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

Our Corporate Governance and Nominating Committee currently consists of Mingyue Cai, Mr. Jin Wang, Mr. Fei Gan and Ms. Yajing Li, with Mr. Fei Gan serving as the chairman of the Corporate Governance and Nominating Committee. We anticipate that each of the members of our Corporate Governance and Nominating Committee will be independent under the applicable Nasdaq listing standards. Our board of directors has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.ccnctech.com.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2020 there were no delinquent filers.

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

Item 11. Executive Compensation

The following table provides disclosure concerning all compensation paid for services to CCNC in all capacities for our fiscal years ended December 31, 2020 and 2019 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

  Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Yimin Jin (1)	2020	100,000	-	-	-	-	100,000
(Co-CEO)	2019	100,000	-	-	-	-	100,000

Wei Xu (2)	2020	10,000	-	-	-	-	10,000
(President)	2019	10,000	-	-	-	-	10,000

Yuguo Zhang (3)	2020	83,333	-	-	-	-	83,333
(Former President)	2019	66,667	-	-	-	-	66,667

Yi Li (4)	2020	30,000	-	-	-	-	30,000
(CFO)	2019	30,000	-	-	-	-	30,000

(1)	Ms. Yimin Jin was appointed as the Co-CEO of the Company on April 15, 2019. Mr. Jin is also a director of the Company. The amounts reflect the compensation Mr. Jin received for his services as the Co-CEO and a director of the Company.

(2)	Mr. Wei Xu was appointed as the President of the Company on October 29, 2020. Mr. Xu is also a director of the Company. The amounts reflect the compensation Mr. Xu received for his services as the President and a director of the Company.

(3)	Mr. Yuguo Zhang was appointed as the President and a director of the Company on April 25, 2019. Mr. Zhang resigned as a director on February 25, 2020 and resigned as the President on October 29, 2020. The amounts reflect the compensation Mr. Zhang received for his services as the President and a director of the Company.

(4)	Ms. Yi Li was appointed as the CFO of the Company on April 25, 2019. The amounts reflect the compensation Ms. Li received for her services as the CFO of the Company.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2020

During the fiscal year ended December 31, 2020, no shares of common stock were granted to our officers and directors under the plan.

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

Director Compensation

The following table represents compensation earned by our non-executive directors in 2020.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Yuguo Zhang (1)	$83,333	-	-	-	$83,333
Qihai Wang (2)	$10,000	-	-	-	$10,000
Xueyuan Han (3)	$10,000	-	-	-	$10,000
Manli Long (4)	$10,000	-	-	-	$10,000
Mingze Yin (5)	$10,000	-	-	-	$10,000
Min Zhu (6)	$10,000	-	-	-	$10,000
Wei Xu (7)	$10,000	-	-	-	$10,000
Yajing Li (8)	$2,000	-	-	-	$2,000
Mingyue Cai (9)	$8,333	-	-	-	$8,333

(1)	Mr. Yuguo Zhang was appointed as a director of the Company on April 25, 2019. Mr. Zhang resigned from his position on February 25, 2020.
(2)	Mr. Qihai Wang was appointed as a director of the Company on April 24, 2019.
(3)	Ms. Xueyuan Han was appointed as a director of the Company on April 08, 2019. Mr. Han resigned from his position on February 25, 2020.
(4)	Ms. Manli Long was appointed as a director of the Company on April 08, 2019. Ms. Long resigned from her position on February 11, 2021
(5)	Mr. Mingze Yin was appointed as a director of the Company on March 22, 2019. Mr. Yin resigned from his position on November 16, 2020.
(6)	Ms. Min Zhu was appointed as a director of the Company on March 22, 2019. Mr. Zhu resigned from her position on February 11, 2021.
(7)	Mr. Wei Xu was appointed as a director of the Company on January 3, 2020. Mr. Wei Xu is also the President of the Company. The amounts reflect the compensation Mr. Xu received for his services as the President and a director of the Company.
(8)	Ms. Yajing Li was appointed as a director of the Company on November 16, 2020.
(9)	Mr. Mingyue Cai was appointed as a director of the Company on February 25, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

The percentage ownership information shown in the table below is based on that there were 36,342,692 shares of common stock outstanding as of March 25, 2021.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Named Executive Officers
Yimin Jin, Co-Chief Executive Officer and Co-Chairman of the Board	4,334,705	11.93%
Wei Xu, Co-Chairman of the Board	3,940,184	10.84%
Weidong (David) Feng, Co-Chief Executive Officer	-	-
Yi Li, Chief Financial Officer	-	-
Bibo Lin, Vice President	1,200,000	3.30%
Qihai Wang, Director	1,036,000	2.85%
Mingyue Cai, Director	-	-
Fei Gan, Director	-	-
Yajing Li, Director	242,743	0.67%
Jin Wang, Director	-	-
All officers and directors as a group (11 persons):	10,753,632	29.59%

5% Beneficial Owner
None	-	-

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Room 1, 2nd Floor, No 119 South Zhaojuesi Road, Chenghua District, Chengdu, Sichuan, China 610047.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Jin Wang, Ms. Yajing Li, Mr. Mingyue Cai and Mr. Fei Gan are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

WWC, P.C., (“WWC”) was appointed by the Company to serve as its independent registered public accounting firm for fiscal years ended December 31, 2020 and 2019.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WWC in connection with regulatory filings. The aggregate fees billed or to be billed by WWC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC For the year ended December 31, 2020 and 2019 totaled $225,000 and $250,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2020, we did not pay WWC for consultations concerning financial accounting and reporting standards.

Tax Fees. We paid WWC $5,000 for preparation of our 2019 US Income Tax Returns in 2020.

All Other Fees. We did not pay WWC for other services for the year ended December 31, 2020 and 2019.

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

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Incorporation, filed as exhibit 3.1 to the registration statement on Form S-1 filed on May 10, 2019 and incorporated herein by reference
3.2	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.2 to the registration statement on Form S-1 filed on May 10, 2019 and incorporated herein by reference
3.3	Certificate of Amendment of Articles of Incorporation, filed as exhibit 3.1 to the current report on Form 8-K filed on May 18, 2020 and incorporated herein by reference
3.4	Amended and Restated Bylaws, filed as exhibit 3.2 to the current report on Form 8-K filed on May 18, 2020 and incorporated herein by reference
4.1	Form of Registered Warrant, filed as exhibit 4.1 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.2	Form of Investor Warrant, filed as exhibit 4.2 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.3	Form of Placement Agent Warrant, filed as exhibit 4.3 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.4	Form of Lock-up Agreement, filed as exhibit 4.4 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
10.1	Employment Agreement between the Company and Yimin Jin dated April 15, 2019, filed as exhibit 10.1 to the current report on Form 8-K filed on April 15, 2019 and incorporated herein by reference
10.2	Employment Agreement between the Company and Yi Li dated April 25, 2019, filed as exhibit 10.1 to the current report on Form 8-K filed on April 26, 2019 and incorporated herein by reference
10.3	Employment Contract between the Company and Bibo Lin, dated February 25, 2020, filed as exhibit 10.2 to the current report on Form 8-K filed on February 26, 2020 and incorporated herein by reference
10.4	Employment Contract between the Company and Weidong (David) Feng dated February 1, 2021, filed as exhibit 10.1 to the current report on Form 8-K filed on February 1, 2021 and incorporated herein by reference
10.5	Employment Contract between the Company and Jianan Liang dated March 17, 2021, filed as exhibit 10.1 to the current report on Form 8-K filed on March 17, 2021 and incorporated herein by reference
10.6	Director Offer Letter between the Company and Mr. Qihai Wang, dated April 25, 2019, filed as exhibit 10.5 to the current report on Form 8-K filed on April 26, 2019 and incorporated herein by reference

10.7	Director Offer Letter between the Company and Wei Xu, dated January 3, 2020, filed as exhibit 10.6 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.8	Director Offer Letter between the Company and Mingyue Cai, dated February 25, 2020, filed as exhibit 10.1 to the current report on Form 8-K filed on February 26, 2020 and incorporated herein by reference
10.9	Director Offer Letter between the Company and Yajing Li, dated November 16, 2020, filed as exhibit 10.1 to the current report on Form 8-K filed on November 17, 2020 and incorporated herein by reference
10.10	Director Offer Letter between Code Chain New Continent Limited and Fei Gan, dated February 11, 2021, filed as exhibit 10.1 to the current report on Form 8-K filed on February 11, 2021 and incorporated herein by reference
10.11	Director Offer Letter between Code Chain New Continent Limited and Jin Wang, dated February 11, 2021, filed as exhibit 10.2 to the current report on Form 8-K filed on February 11, 2021 and incorporated herein by reference
10.12	Share Purchase Agreement dated January 3, 2020, filed as exhibit 10.1 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.13	Technical Consultation and Services Agreement dated January 3, 2020, filed as exhibit 10.2 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.14	Equity Pledge Agreement dated January 3, 2020, filed as exhibit 10.3 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.15	Equity Option Agreement dated January 3, 2020, filed as exhibit 10.4 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.16	Voting Rights Proxy and Financial Support Agreement dated January 3, 2020, filed as exhibit 10.5 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.17	Agreement to Assign Technical Consultation and Service Agreement dated January 11, 2021, filed as exhibit 10.2 to the current report on Form 8-K filed on January 11, 2021 and incorporated herein by reference
10.18	Agreement to Assign Equity Option Agreement dated January 11, 2021, filed as exhibit 10.3 to the current report on Form 8-K filed on January 11, 2021 and incorporated herein by reference
10.19	Agreement to Assign Equity Pledge Agreement dated January 11, 2021, filed as exhibit 10.4 to the current report on Form 8-K filed on January 11, 2021 and incorporated herein by reference
10.20	Agreement to Assign Voting Rights Proxy and Financial Supporting Agreement dated January 11, 2021, filed as exhibit 10.5 to the current report on Form 8-K filed on January 11, 2021 and incorporated herein by reference
10.21	Share Purchase Agreement dated November 30, 2018, filed as exhibit 10.1 to the current report on Form 8-K filed on December 03, 2018 and incorporated herein by reference
10.22	Consulting Services Agreement dated November 30, 2018, filed as exhibit 10.2 to the current report on Form 8-K filed on December 03, 2018 and incorporated herein by reference
10.23	Equity Pledge Agreement dated November 30, 2018, filed as exhibit 10.3 to the current report on Form 8-K filed on December 03, 2018 and incorporated herein by reference
10.24	Call Option Agreement dated November 30, 2018, filed as exhibit 10.4 to the current report on Form 8-K filed on December 03, 2018 and incorporated herein by reference
10.25	Voting Rights Proxy Agreement dated November 30, 2018, filed as exhibit 10.5 to the current report on Form 8-K filed on December 03, 2018 and incorporated herein by reference
10.26	Operating Agreement dated November 30, 2018, filed as exhibit 10.6 to the current report on Form 8-K filed on December 03, 2018 and incorporated herein by reference
10.27	Agreement to Assign Call Option Agreement dated April 30, 2020, filed as exhibit 10.2 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference
10.28	Agreement to Assign Consulting Services Agreement dated April 30, 2020, filed as exhibit 10.3 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference
10.29	Agreement to Assign Equity Pledge Agreement dated April 30, 2020, filed as exhibit 10.4 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference
10.30	Agreement to Assign Voting Rights Proxy Agreement dated April 30, 2020, filed as exhibit 10.5 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference

10.31	Agreement to Assign Operating Agreement dated April 30, 2020, filed as exhibit 10.6 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference
10.32	Share Purchase Agreement by and Among Code Chain Code Chain New Continent Limited, Jiazhen Li, Long Liao and Chunyong Zheng, dated June 30, 2020, filed as exhibit 10.1 to the current report on Form 8-K filed on July 6, 2020 and incorporated herein by reference
10.33	Placement Agency Agreement, dated as of February 18, 2021, by and between the Company and Univest Securities, LLC, filed as exhibit 10.1 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
10.34	Securities Purchase Agreement, dated as of February 18, 2021, by and between the Company and certain Investors, filed as exhibit 10.2 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
10.35	Asset Purchase Agreement dated February 23, 2021, filed as exhibit 10.1 to the current report on Form 8-K filed on March 1, 2021 and incorporated herein by reference
14.1	Code of Business and Ethics, filed as exhibit 14.1 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
21.1*	List of Subsidiaries
31.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a).*
31.3	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.4	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Co-Chief Executive Officer required by 18 U.S.C. 1350.*
32.2	Certification of the President required by 18 U.S.C. 1350.*
32.3	Certification of the Co-Chief Executive Officer required by 18 U.S.C. 1350.*
32.4	Certification of the Chief Financial Officer required by 18 U.S.C. 1350.*
99.1	Form of Audit Committee Charter, filed as exhibit 99.1 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
99.2	Form of Compensation Committee Charter, filed as exhibit 99.2 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Code Chain New Continent Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Code Chain New Continent Limited and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss) and comprehensive loss, changes in shareholders’ equity, and cash flows for the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters encountered during the audit were related to accounts or disclosures that are material to the financial statements and involve judgment. The Company had a material account balance for goodwill, and the carrying value of that asset are subject to estimation, which involves judgment. The valuation of goodwill may involve multiple variables that may include, but are not limited to, the cash generating unit’s forecast of future cash flows, probability analysis, and the Company’s weighted average cost of capital. The audit engagement team gathered data and evidence, performed independent analysis, and exercised professional judgment in order to support the audit opinion, and to mitigate the risk of material misstatement to an acceptable level. Our opinion on the consolidated financial statements, taken as a whole, is not affected by the reporting of critical audit matters.

/s/ WWC, P.C.

WWC, P.C.
Certified Public Accountants

We have served as the Company’s auditor since October 26, 2018.

San Mateo, California
March 26, 2021

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$998,717	$2,483,938
Short term investment	3,295,070	-
Notes receivable	-	43,003
Accounts receivable, net	1,071,590	2,197,264
Other receivables, net	555,433	52,616
Other receivable - related party	230,134	-
Inventories	1,047,274	1,197,065
Prepayments	4,780,975	4,069,214
Discontinued operations - current assets	-	1,543,806
Total current assets	11,979,193	11,586,906

PLANT AND EQUIPMENT, NET	82,833	19,057

RIGHT-OF-USE ASSETS	69,038	90,250

OTHER ASSETS
Goodwill	11,650,157	7,289,454
Intangible assets, net	1,226,521	-
Deferred tax assets	127,377	37,532
Discontinued operations – non-current assets	-	3,424,390
Total other assets	13,004,055	10,751,376

Total assets	$25,135,119	$22,447,589

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$475,103	$-
Accounts payable	1,126,091	344,108
Other payables and accrued liabilities	21,883	4,121,862
Other payables - related parties	491,136	1,336,902
Customer deposits	900,522	146,771
Lease liabilities - current	101,292	61,009
Taxes payable	72,639	202
Discontinued operations - current liabilities	-	10,174,066
Total current liabilities	3,188,666	16,184,920

OTHER LIABILITIES
Lease liabilities – non-current	-	61,580
Discontinued operations – non-current liabilities	33,698	239,097
Total other liabilities	33,698	300,677

Total liabilities	3,222,364	16,485,597

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 29,176,026 and 20,821,661 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2,918	2,082
Additional paid-in capital	20,022,427	8,350,861
Statutory reserves	-	-
Retained earnings (accumulated deficit)	951,773	(1,558,683)
Accumulated other comprehensive income (loss)	935,637	(832,268)
Total shareholders’ equity	21,912,755	5,961,992

Total liabilities and shareholders’ equity	$25,135,119	$32,852,977

The accompanying notes are an integral part of these consolidated financial statements.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2020	2019
REVENUES
Equipment and systems	$-	$-
Fuel materials	11,261,428	18,955,988
Trading and others	591,455	628,489
TOTAL REVENUES	11,852,883	19,584,477

COST OF REVENUES
Equipment and systems	-	-
Fuel materials	10,748,354	18,699,429
Trading and others	-	322,813
TOTAL COST OF REVENUES	10,748,354	19,022,242

GROSS PROFIT	1,104,529	562,235

OPERATING EXPENSES (INCOME)
Selling, general and administrative	1,727,741	1,170,617
Provision (recovery of) for doubtful accounts	330,045	(318,979)
TOTAL OPERATING EXPENSES	2,057,786	851,638

LOSS FROM OPERATIONS	(953,257)	(289,403)

OTHER INCOME (EXPENSE)
Interest income	8,123	2,022
Interest expense	(18,235)	(23,251)
Investment income	14,292	1,023
Other income (expense), net	(2,795)	24,126
Impairment of goodwill	(3,896,818)	-
Total other (expense) income, net	(3,895,433)	3,920

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(4,848,690)	(285,484)

(TAX BENEFIT) PROVISION FOR INCOME TAXES	(60,515)	128,799

LOSS FROM CONTINUING OPERATIONS	(4,788,175)	(414,283)

Discontinued operations:

Income (loss) from discontinued operations, net of taxes	505,061	(16,412,060)
Gain on disposal, net of taxes	6,793,570	-

Net income (loss)	2,510,456	(16,826,343)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1,767,904	(111,574)

COMPREHENSIVE INCOME (LOSS)	$4,278,360	$(16,937,917)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	28,452,328	22,447,589

Loss per share from continuing operations
Basic and diluted	(0.17)	(0.02)

Earnings / (Loss) per share from discontinued operations	0.26	(0.77)
Basic and diluted

Earnings / (Loss) per share available to common shareholders
Basic and diluted	$0.09	$(0.79)

The accompanying notes are an integral part of these consolidated financial statements.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the year ended December 31, 2019
	Preferred Stock		Common Stock		Additional	Accumulated Deficit		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Statutory Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2019	-	$-	19,895,935	$1,990	$4,814,846	-	$15,267,660	$(720,693)	$19,363,803
Net income	-			-	-	-	(16,826,343)	-	(16,826,343)
Conversion of warrants into common stock		-	106,903	11	(11)	-	-	-	-
Issuance of common stock for debt settlement	-	-	131,330	13	261,334	-	-	-	261,347
Issuance of common stock for debt settlement	-	-	142,530	14	290,747	-	-	-	290,761
Issuance of common stock for cash			1,492,000	149	2,983,850	-	-		2,983,999
The cancellation of the common stock			(947,037)	(95)	95
Foreign currency translation	-	-	-	-	-	-	-	(111,574)	(111,574)
BALANCE, December 31, 2019	-	$-	20,821,661	$2,082	8,350,861	$-	$(1,558,683)	$(832,267)	$5,961,993

	For the year ended December 31, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Statutory Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2020	-	-	20,821,661	2,082	8,350,861	-	(1,558,683)	(832,267)	5,961,993
Net income	-	-	-	-	-	-	2,510,456	-	2,510,456
Issuance of shares for acquisition	-	-	4,000,000	400	7,199,600	-	-	-	7,200,000
Issuance of common stock for cash	-	-	5,367,297	537	6,203,979	-	-	-	6,204,516
The cancellation of the common stock			(1,012,932)	(101)	(1,732,013)				(1,732,114)
Foreign currency translation	-	-	-	-	-	-	-	1,767,904	1,767,904
BALANCE, December 31, 2020	-	$-	29,176,026	$2,918	$20,022,427	$-	$951,773	$935,637	$21,912,755

The accompanying notes are an integral part of these consolidated financial statements.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,510,456	$(16,826,343)
Adjustments to reconcile net income to net cash used in operating activities:
Write down of assets in discontinued operations	-	13,380,258
Gain on disposal of discontinued operations	(7,904,367)	-
Goodwill impairments of discontinued operations	-	3,424,390
Goodwill impairments	3,896,818	-
Depreciation of plant and equipment	19,869	93,055
Amortization of intangible assets	141	20,895
Deferred tax provision (benefit)	(82,511)	79,745
Change in operating assets and liabilities
Decrease (increase) in notes receivable	43,481	(43,499)
Decrease in accounts receivables	1,208,262	852,562
(Increase) decrease in other receivables	(473,468)	174,874
Increase in other receivable - related party	(204,127)	-
Decrease in inventories	219,956	152,549
Increase in prepayments	(402,639)	(2,486,469)
Increase (decrease) in accounts payable	633,215	(471,047)
Increase in other payables and accrued liabilities	31,269	2,239,608
Increase in customer deposits	395,197	148,463
Increase in lease liabilities	37,859	32,711
Increase (decrease) in taxes payable	68,488	(12,295)
Net cash (used in) provided by operating activities	(2,101)	759,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from acquisition of Wuge	288,788	-
Net decrease in cash from disposal of discontinued operations	(470,576)	-
Purchase of intangible assets	(1,160,053)	-
Purchase of financial products	(3,116,123)	-
Purchase of equipment	(72,844)	-
Net cash used in investing activities	(4,530,808)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,609,894	2,984,094
Proceeds from short term bank loans	449,301	-
Repayments of short-term loans - bank	-	(507,489)
Net cash provided by financing activities	3,059,195	2,476,605

EFFECT OF EXCHANGE RATE ON CASH	(11,136)	64,945

(DECREASE) INCREASE IN CASH	(1,484,850)	3,301,007

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,483,567	726,737

Cash and cash equivalents, end of year - continuing operations	998,717	2,438,938
Cash and cash equivalents, end of year - discontinued operations	-	1,588,806
CASH AND CASH EQUIVALENTS, END OF YEAR	$998,717	$4,027,744

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$22,211	$40,771
Cash paid for interest	$18,235	$23,251

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for warrants conversion	-	11
Issuance of common stock for debts settlement	-	552,108
The cancellation of the common stock	1,732,114	-
Initial recognition of right-of-use assets and lease liabilities	134,990	316,923

The accompanying notes are an integral part of these consolidated financial statements.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

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

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 10, 2017, Hubei Shengrong established a wholly owned subsidiary, Fujian Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Fujian Shengrong”), with registered capital of RMB 10,000,000 (approximately USD 1,518,120). Fujian Shengrong has no operations prior to May 30, 2018. On May 30, 2018, Hubei Shengrong and two unrelated entities entered into certain Capital Transfer and Contribution Agreement pursuant to which these two entities shall contribute cash of approximately USD 5.0 million (RMB 32.0 million) into Fujian Shengrong and Hubei Shengrong shall contribute approximately USD 1.3 million (RMB 8.0 million) which is the consideration for certain technology consulting services to be provided by Hubei Shengrong to the two entities. Upon completion of the contribution, the total registered capital of Fujian Shengrong increased to RMB 40.0 million (approximately USD 6.3 million) and Hubai Shengrong owns 20% and the two entities collectively own 80% of the equity interest of Fujian Shengrong. In August 2018, Hubei Shengrong transferred 20% equity interest of Fujian Shengrong to Shengrong WFOE. The Company will account for the investment in Fujian Shengrong using the cost method. Since Shengrong WFOE did not provide any cash contribution to Fujian Shengrong or technology services, the investment balance under the cost method investment on Decemeber 31, 2020 is $0.

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

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

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

In December 2020, Makesi Iot Technology (Shanghai) Co., Ltd. (“Makesi WFOE”), our indirect wholly owned subsidiary, was incorporated under the laws of PRC.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
● ● ● ●

Incorporated on March 1, 2016

Registered capital of USD 12,946 (HKD100,000), fully funded

Purchase and sales of high efficiency permanent magnetic separator and comprehensive utilization system

Trading of processed industrial waste materials

Tongrong WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”) Incorporated on August 2019	100% owned by TMSR HK
Makesi WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”) Incorporated on December 2020	100% owned by TMSR HK
Hubei Shengrong[2]	● ●	A PRC limited liability company Incorporated on January 14, 2009	100% owned by Shengrong WFOE
	●	Registered capital of USD 4,417,800 (RMB 30,000,000), fully funded
	● ●	Production and sales of high efficiency permanent magnetic separator and comprehensive utilization system. Trading of processed industrial waste materials
Wuhan HOST[3]	● ● ●	A PRC limited liability company Incorporated on October 27, 2010 Registered capital of USD 750,075 (RMB 5,000,000), fully funded	100% owned by Shengrong WFOE
	●	Research, development, production and sale of coating materials.
Shanghai Host Coating Materials Co., Ltd. (“Shanghai HOST”)[3]	● ● ●	A PRC limited liability company Incorporated on December 11, 2014 Registered capital of USD 3,184,371 (RMB 20,000,000), to be fully funded by November 2024

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	●	No operations and no capital contribution has been made as of December 31, 2018	80% owned by Wuhan HOST
Wuhan HOST Coating Materials Xiaogan Co., Ltd. (“Xiaogan HOST”)[3]	● ● ● ●

A PRC limited liability company

Incorporated on December 25, 2018

Registered capital of USD 11,595,379 (RMB 80,000,000), to be fully funded by December 2028

No operations and no capital contribution has been made as of December 31, 2018

90% owned by Wuhan HOST
Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”)	● ● ● ●

A PRC limited liability company

Incorporated on May 20, 2009

Registered capital of USD 3,171,655 (RMB 20,180,000), fully funded

Coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap

VIE of Tongrong WFOE
Wuge	● ●	A PRC limited liability company Incorporated on July 4, 2019	VIE of Makesi WFOE
TJComex BVI[1]	● ●	A British Virgin Island company Incorporated on March 8, 2016	100% owned by China Sunlong
TJComex HK1	● ●	A Hong Kong company Incorporated on March 19, 2014	100% owned by TJComex BVI
TJComex WFOE[1]	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TJComex HK
	●	Incorporated on March 10, 2004
	●	Registered capital of USD 200,000
TJComex Tianjin[1]	● ●	A PRC limited liability company Incorporated on November 19, 2007	100% owned by TJComex WFOE
	●	Registered capital of USD 7,809,165 (RMB 55,000,000)
	●	General merchandise trading business and related consulting services

[1]	Disposed on April 2, 2018
[2]	Disposed on December 27, 2018
[3]	Disposed on June 30, 2020

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

This call option agreement took effect upon execution. Rong Hai and Tongrong WFOE shall not terminate this call option agreement under any circumstances for any reason unless it is early terminated by Tongrong WFOE or by the requirements under the applicable laws. This call option agreement shall be terminated provided that all equity interest or assets under this option is transferred to Tongrong WFOE or its designee.

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

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

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

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 11, 2021, Makesi WFOE entered into a series of assignment agreements (the “Assignment Agreements”) with Tongrong WFOE, Wuge and Wuge Shareholders, pursuant to which Tongrong WFOE assign all its rights and obligations under the VIE Agreements to Makesi WFOE (the “Assignment”). The VIE Agreements and the Assignment Agreements grant Makesi WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Wuge, including absolute rights to control the management, operations, assets, property and revenue of Wuge. The Assignment does not have any impact on Company’s consolidated financial statements.

On June 30, 2020, the Company disposed of China Sunlong Environmental Technology Inc., The Company’s assets and liabilities on its consolidated balance sheets as of December 31, 2020 and December 31, 2019 and its statements of operations for the years ended December 31, 2020 and 2019 have been grouped and re-grouped based on this designation. The Company re-organized its operations to focus its resources on businesses that management believes will bring future profits to the Company.

As of the date of this report, substantially all of the Company’s primary operations are conducted in the PRC.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements of the Company include the accounts of CCNC and its wholly owned subsidiaries and VIEs. All intercompany transactions and balances are eliminated upon consolidation.

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

Translation adjustments included in accumulated other comprehensive income (loss) amounted to $ 935,638 and $(832,267) as of December 31, 2020 and 2019, respectively. The balance sheet amounts, with the exception of shareholders’ equity as of December 31, 2020 and 2019 were translated at 6.52 RMB and 6.98 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the years ended December 31, 2020 and 2019 were 6.90 RMB and 6.90 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Investments

The Company purchases certain liquid short term investments such as money market funds and or other short term debt securities marketed by financial institutions. These investments are not insured against loss of principal. These investments are accounted for as financial instruments that are marked to fair market value at the end of each reporting period. For investments that are held to maturity debt instruments, which have short maturities, and limited risk profiles, amortized cost may be the best approximation of their fair value and used for such investments.

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the first-in-first-out method in Shengrong WFOE and weighted average method in Wuhan HOST and Rong Hai. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and recognize an impairment charge against the inventory when the carrying value exceeds net realizable value. As of December 31, 2020 and 2019, no obsolescence and cost in excess of net realizable value were recognized.

Prepayments

Prepayments are funds deposited or advanced to outside vendors for future inventory or services to be received. As a standard practice in China, many of the Company’s vendors require a partial or full payment prior to production and shipment of finished goods This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require any outstanding prepayments to be returned to the Company when the contract ends.

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

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets

Intangible assets represent land use rights and patents and software licenses, and they are stated at cost, less accumulated amortization. Research and development costs associated with internally developed patents are expensed when incurred. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets. All land in the PRC is owned by the government; however, the government grants “land use rights.” The Company has obtained the rights to use various parcels of land. The patents have finite useful lives and are amortized using a straight-line method that reflects the estimated pattern in which the economic benefits of the intangible asset are to be consumed. The Company amortizes the cost of the land use rights and patents, over their useful life using the straight-line method. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The estimated useful lives are as follows:

Useful Life
Land use rights	50 years
Patents	10 - 20 years
Software	5 years

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of income. Impairment losses on goodwill are not reversed. In 2020, the Company recorded approximately $3.42 million in impairment to its Wuhan Host and Shengrong WFOE operating units. The entities were located at the epicenter of the COVID 19 virus. Accordingly, those entities were materially adversely impacted. In 2020, the Company recognized approximately $3.89 million in impairment of goodwill related to Rong Hai.

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

Fair value measurement

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, short term held to maturity investments, notes receivable, accounts receivable, other receivables, prepayments, accounts payable, other payables and accrued liabilities, customer deposits, short term loans and taxes payable to approximate their fair values because of their short term nature.

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

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

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

Rong Hai will from time to time receive payment in advance from its customers for products to be delivered within one operating period.

Wuge typically receives customer deposits for services to be rendered from its customers. As Wuge delivers the services, it will recognize these deposits to results of operations in accordance to its revenue recognition policy.

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

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

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

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as warranty retainage during the retainage period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty retainage claims historically. Due to the infrequent and insignificant amount of warranty retainage claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty retainage are recognized over the retainage period over 12 months. For the year ended December 31, 2020, less than 5% of our retainage revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying statements of income and comprehensive income.

Payments received prior to the relevant criteria for revenue recognition are met, are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the year ended December 31,
	2020	2019
Revenues – Equipment and systems	$-	$-
Revenues – Fuel materials	11,261,428	18,955,988
Revenues – Trading and others	591,455	628,489
Total revenues	$11,852,883	$19,584,477

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

Fuel materials revenue

After consideration of risk and reward, and the guidance under ASC 606, the Company has determined that is a principal in its fuel materials business, and accounts for revenues and costs revenue using the gross method.

Services revenue

Wuge recognizes service revenue under contracts with customers on a percentage of completion of each contract based on the receipt of objective acknowledgement by its customer that the Company has rendered a specific percentage of total services set forth in the contract. As of December 31, 2020, Wuge had entered into approximately RMB 97 million in service contracts, of which approximately RMB 6.9 million has been received in funds and approximately RMB 4.0 million has been recognized as revenue. As of December 31, 2020, approximately RMB 92 million in contract services have yet to be rendered or recognized.

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the selling, general and administrative expenses and totaled $0 and $351,794 For the year ended December 31, 2020 and 2019, respectively.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

In accordance ASC 842, the Company determines if an arrangement is a lease at inception. Operating and leases are recognized as its own right-of-use (“ROU”) asset category in the Company’s non-current assets, and the corresponding lease obligations are recognized to current and non-current liabilities.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represents the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. If the lease does not provide an implicit rate, management generally uses the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the year ended December 31, 2020 and 2019. As of December 31, 2020, the Company’s PRC tax returns filed for 2017, 2018 and 2019 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its anti-dilutive effect for the year ended December 31, 2020 and 2019, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its anti-dilutive effect for the year ended December 31, 2020 and 2019.

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

In December 2019, the FASB issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company is currently evaluating the impact of this standard to its consolidated financial statements.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

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

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

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

For the year ended December 31, 2020, the Company recorded an impairment in the amount of $3,896,818. The Company did not record an impairment of goodwill for the year ended December 31, 2019.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Approximately $7.3 millions of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of the Company and Wuge. None of the goodwill is expected to be deductible for income tax purposes. The Company did not record any impairment of goodwill related to Wuge for the year ended December 31, 2020.

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

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Tongrong WFOE is deemed to have a controlling financial interest and be the primary beneficiary of Rong Hai and Wuge, which are both determined to be businesses, because it has both of the following characteristics:

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	December 31,	December 31,
	2020	2019

Current assets	$9,600,157	$8,687,451
Property, plants and equipment	1,268,272	19,057
Other noncurrent assets	196,415	127,782
Goodwill	11,650,157	7,289,454
Total assets	22,715,001	16,123,744

Current liabilities	8,766,619	6,067,264
Non-current liabilities	33,698	61,580
Total liabilities	8,800,317	6,128,844
Net assets	$13,914,684	$9,994,900

	December 31,	December 31,
	2020	2019

Short-term loan	$475,103	$-
Accounts payable	1,037,723	619,329
Other payables and accrued liabilities	103,323	301,230
Other payables – related party	6,090,841	5,082,068
Tax payables	57,815	202
Customer Advances	900,522	3,426
Lease liabilities	101,292	61,009
Total current liabilities	8,766,619	6,067,264
Lease liabilities - noncurrent	33,698	61,580
Total liabilities	$8,800,317	$6,128,844

The summarized operating results of the VIE’s are as follows:

For the year ended December 31,
2020

Operating revenues	$11,852,883
Gross profit	1,114,981
Income from operations	(599,913)
Net income	$(539,398)

The Company has the option but is not obligated to provide financial support if Wuge or Rong Hai become insolvent. The assets of Wuge and Rong Hai are typically used to the settle their own respective obligations.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Accounts receivable and accounts receivable – related party

Accounts receivable consist of the following:

	December 31, 2020	December 31, 2019

Accounts receivable	$1,670,526	$2,221,319
Less: Allowance for doubtful accounts	(598,936)	(24,055)
Total accounts receivable, net	$1,071,590	$2,197,264

Movement of allowance for doubtful accounts is as follows:

	December 31, 2020		December 31, 2019

Beginning balance	$		$-
Beginning balance from Wuhan HOST		-	260,764
Beginning balance from Rong Hai		24,055	472,082
Depositing ending balance of Hubei Shengrong		-	-
Addition		542,087	-
Recovery and reversals		-	(708,791)
Exchange rate effect		32,794	-
Ending balance		$598,936	$24,055

Note 6 – Inventories

Inventories consist of the following:

	December 31, 2020	December 31, 2019

Raw materials	$-	$-
Work in progress	-	-
Finished goods	1,047,274	1,197,065
Total inventories	$1,047,274	$1,197,065

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2020	December 31, 2019

Office equipment and furniture	76,605	39,688
Automobile	272,902	209,057
Subtotal	349,507	248,745
Less: accumulated depreciation and amortization	(266,674)	(229,688)
Total	$82,833	$19,057

Depreciation and amortization expense for the year ended December 31, 2020 and 2019 amounted to $19,869 and $8,345, respectively.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	December 31, 2020	December 31, 2019

Development of technology	$1,226,072	$-
Software	598	-
Less: accumulated amortization	(149)	-
Net intangible assets	$1,226,521	$-

Amortization expense for the year ended December 31, 2020 and 2019 amounted to $141 and $0, respectively.

Note 9 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Wuhan HOST	Rong Hai	Wuge	Total
Balance as of December 31, 2019	$-	$7,289,454	$-	$7,289,454
Goodwill acquired through acquisition	-	-	7,140,304	7,140,304
Goodwill impairments	-	(3,896,818)		(3,896,818)
Foreign currency translation adjustment	-	504,181	613,036	1,117,217
Balance as of December 31, 2020	$-	$3,896,817	$7,753,340	$11,650,157

Note 10 – Related party balances and transactions

Related party balances

a.	Other receivable – related party:

Name of related party	Relationship	December 31, 2020	December 31, 2019

Chengdu Yuan Code Chain Technology Co. Ltd	A company controlled by former shareholder of the Company	$230,134	$

The Company advanced funds to the related party for technical services.

b.	Other payables – related parties:

Name of related party	Relationship	December 31, 2020	December 31, 2019

Chuanliu Ni	Chief Executive Officer and director of a former subsidiary	$325,907	$325,907
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500
Qihai Wang	Shareholder of the Company	24,729	166,673
Jiangsu Longying Education Technology Co. Ltd	A company in which shareholder hold shares	-	422,868
Jiangsu Longhai Film Culture Media Co. Ltd	Under common control of shareholder of the Company	-	280,954
Total		$491,136	$1,336,902

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Debt

Short term loan

Short term loan due to bank is as follows:

Short term loans	Maturities	Weighted average interest rate	Collateral/Guarantee	December 31, 2020	December 31, 2019
Loan from Bank of Jiangsu	March 25, 2021	4.5%	Personnel guarantee	$268,203	-
Loan from Bank of Jiangsu	January 12, 2021	5.22%	Guaranteed by Shibao Lin’s personal property	206,900	-
Total				$475,103

Interest expense for the year ended December 31, 2020 and 2019 amounted to $18,235 and $23,251, respectively.

Note 12 – Taxes

Income tax

United States

CCNC was organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018. CCNC’s U.S. net operating loss for the year ended December 31, 2020 amounted to approximately $1.4 million. As of December 31, 2020, CCNC’s net operating loss carry forward for United States income taxes was approximately $0.30 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

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

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRC

Tongrong WFOE, Wuhan HOST, Wuge and Rong Hai are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Significant components of the provision for income taxes are as follows:

	For the year ended December 31, 2020	For the year ended December 31, 2019

Current	$-	$49,054
Deferred	(60,515)	79,745
Total provision for income taxes	$(60,515)	$128,799

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	December 31, 2020	December 31, 2019

Net operating losses carried forward – U.S.	$303,560	$17,309
Net operating losses carried forward – PRC		-
Bad debt allowance	127,377	37,532
Valuation allowance	(303,560)	(17,309)
Deferred tax assets, net	$127,377	$37,532

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

Taxes payable consisted of the following:

	December 31, 2020	December 31, 2019

VAT taxes payable	$1,589	$-
Income taxes payable	70,914	-
Other taxes payable	136	202
Total	$72,639	$202

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The weighted average remaining lease term of its existing leases is 2 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the year ended December 31, 2020 and 2019, rent expenses amounted to $32,698 and $32,711, respectively.

The Company’s future lease obligations are presented below:

Twelve months ended December, 31	Operating lease amount
2021	$103,726
2022	34,575
Total lease payments	138,301
Less: interest	(3,311)
Present value of lease liabilities	$134,990

Note 14 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of December 31, 2020 and 2019, no cash were deposited with various financial institutions located in the U.S. As of December 31, 2020 and 2019, $998,717 and $2,483,213 and were deposited with various financial institutions located in the PRC, respectively. As of December 31, 2020 and 2019, $0 and $354 were deposited with one financial institution located in Hong Kong, respectively. While management believes that these financial institutions are of extremely high credit quality, it also continually monitors their credit worthiness. Should these financial institutions holding the Company’s deposits become insolvent, the Company may lose the entirety of its deposit; however, management believes that is extremely remote, and unlikely.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the year ended December 31, 2020, one customer accounted for 74.8% of the Company’s revenues. For the year ended December 31, 2019, three customers accounted for 35.3%, 23.7% and 14.4% of the Company’s revenues.

As of December 31, 2020, two customers accounted for 48.4% and 44.3% of the Company’s accounts receivable; and one customer accounted for 100% of the Company’s Customer Advances. As of December 31, 2019, two customers accounted for 77.0% and 21.9% of the Company’s accounts receivable.

For the year ended December 31, 2020, three suppliers accounted for 23.4%, 22.3% and 14.1% of the Company’s total purchases. For the year ended December 31, 2019, four suppliers accounted for 23.2%, 11.9%, 11.4% and 11.1% of the Company’s total purchases.

As of December 31, 2020, two suppliers accounted for 52.5% and 28.4% of the Company’s total prepayments; and three suppliers accounted for 42.3%, 28.6% and 26.5% of the Company’s total accounts payable. As of December 31, 2019, two suppliers accounted for 70.2% and 11.5% of the Company’s total prepayments; and four suppliers accounted for 45.5%, 25.0%, 16.4% and 13.1% of the Company’s total accounts payable.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the foregoing restrictions, Tongrong WFOE, Wuge, and Rong Hai are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Tongrong WFOE, Wuge and Rong Hai from transferring funds to China Sunlong in the form of dividends, loans and advances. As of December 31, 2020 and 2019, amounts restricted are the net assets of Tongrong WFOE, Wuge and Rong Hai which amounted to $2,247,476 and $2,697,561, respectively.

Stock split

On June 1, 2018, the Company’s shareholder approved a 2 for 1 stock split of the Company’s common stock at the Annual Meeting of Shareholders. The stock split was affected on June 20, 2018, pursuant to the completion of the reincorporation from Delaware to Nevada. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively restated to reflect the stock split.

Common stock

On June 23, 2018, the Company issued an aggregate of 26,693 shares of the Company’s common stock, par value $0.0001 per share, to certain non-U.S. purchasers at a purchase price of $5.00 per share for aggregate proceeds of $133,335 pursuant to certain securities purchase agreement dated April 20, 2018 and June 22, 2018. The issuances were pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

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

On December 23, 2019, the Company entered into certain securities purchase agreement (the “SPA”) with certain “non-U.S. Persons” (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to sell 3,692,859 shares of its common stock (“Common Stock”), par value $0.0001 per share, at a per share purchase price of $1.00. The net proceeds to the Company from this offering will be approximately $3.66 million.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The summary of warrant activity is as follows:

			Weighted	Average
			Average	Remaining
	Warrants Outstanding	Exercisable Shares	Exercise Price	Contractual Life
December 31, 2019	9,079,348	4,539,674	$5.75	3.14
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
December 31, 2020	9,079,348	4,539,674	$5.75	2.13

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summary of option activity is as follows:

		Weighted	Average
		Average	Remaining
	Options Outstanding	Exercise Price	Contractual Life
December 31, 2019	824,000	$5.00	4.16
Granted/Acquired	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
December 31, 2020	824,000	$5.00	2.13

Note 16 – Commitments and contingencies

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity.

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

The Company’s has discontinued Wuhan Host and Shengrong WFOE. The Company’s remain business segment and operations are Rong Hai and Wuge. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to Rong Hai; accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess Rong Hai’s and Wuge’s performance.

The following represents assets and revenues by segments:

Total assets as of	December 31, 2020	December 31, 2019
Rong Hai and Tongrong WFOE	$15,006,063	$17,407,872
Wuge	2,304,566	-
CCNC, Citi Profit BVI and TMSR HK	7,824,490	71,521
Total Assets	$25,135,119	$17,479,393

Total revenues of	December 31, 2020	December 31, 2019
Rong Hai and Tongrong WFOE	$11,261,428	$19,584,477
Wuge	591,455	-
CCNC, Citi Profit BVI and TMSR HK	-	-
Total Assets	$11,852,883	$19,584,477

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Discontinued Operations

The following depicts the financial position for the discounted operations of Wuhan Host, Shengrong WOFE, Shengrong HK and China Sunlong as of December 31, 2020 and December 31, 2019, and the result of operations for the discounted operations of Wuhan Host, Shengrong WOFE, Shengrong HK and China Sunlong for the year ended December 31, 2020 and 2019.

	December 31,	December 31,
Financial Position	2020	2019
CURRENT ASSETS
Cash and cash equivalents	-	1,544,177
Notes receivable	-	-
Accounts receivable, net	-	-
Other receivables, net	-	-
Other receivable - related party	-	-
Inventories	-	-
Prepayments	-	-
Total current assets	-	1,544,177
	-
PLANT AND EQUIPMENT, NET	-	-
	-
OTHER ASSETS	-
Goodwill	-	3,424,390
Intangible assets, net	-	-
Deferred tax assets	-	-
Total other assets	-	3,424,390
Total assets	-	4,968,567
	-
CURRENT LIABILITIES	-
Accounts payable	-	2,288,195
Other payables and accrued liabilities	-	1,332,430
Other payables - related parties	-	3,108,908
Customer deposits	-	3,019,264
Lease liabilities - current	-	98,582
Taxes payable	-	326,687
Total current liabilities	-	10,174,066
	-
OTHER LIABILITIES	-
Third party loan - noncurrent	-	143,345
Lease liabilities - noncurrent	-	95,752
Total other liabilities	-	239,097
	-
Total liabilities	-	10,413,163
	-
Net Assets	-	(5,444,596)

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
Results of Operations	2020	2019
REVENUES
Equipment and systems	$-	$3,621,835
Coating and fuel materials	-	6,424,564
Trading and others	-	-
TOTAL REVENUES	-	10,046,399
	-	-
COST OF REVENUES	-	-
Equipment and systems	-	1,365,340
Coating and fuel materials	-	5,576,828
Trading and others	-	-
TOTAL COST OF REVENUES	-	6,942,168
	-
GROSS PROFIT	-	3,104,231
	-
OPERATING EXPENSES (INCOME)	-
Selling, general and administrative	-	1,377,008
Provision for (recovery of) doubtful accounts	(505,061)	85,446
TOTAL OPERATING EXPENSES	(505,061)	1,462,454
	-
INCOME FROM OPERATIONS	505,061	1,641,777
	-
OTHER INCOME (EXPENSE)	-	-
Loss on write off of operating and capital assets, and impairment of goodwill	-	(18,059,823)
	-
INCOME (LOSS) BEFORE INCOME TAXES	505,061	(16,418,045)
	-
PROVISION FOR INCOME TAXES (TAX BENEFIT)	-	(5,985)
	-
NET INCOME (LOSS)	$505,061	$(16,412,060)

Note 19 – Subsequent events

On January 11, 2021, Makesi WFOE entered into a series of assignment agreements (the “Assignment Agreements”) with Tongrong WFOE, Wuge and Wuge Shareholders, pursuant to which Tongrong WFOE assign all its rights and obligations under the VIE Agreements to Makesi WFOE (the “Assignment”). The VIE Agreements and the Assignment Agreements grant Makesi WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Wuge, including absolute rights to control the management, operations, assets, property and revenue of Wuge. The Assignment does not have any impact on Company’s consolidated financial statements.

On February 1, 2021, approved by the Board of Directors and the Compensation Committee of the Company, Mr. Weidong (David) Feng was appointed Co-Chief Executive Officer of the Company and Dr. Jianing (George) Yu was appointed Chief Operating Officer of the Company, effective February 1, 2021.

On February 11, 2021, Mr. Min Zhu tendered his resignation as a director, the chairman of the Nominating and Corporate Governance Committee, a member of the Audit Committee and the Compensation Committee of Code Chain New Continent Limited (the “Company”), effective February 11, 2021. Mr. Zhu’s resignation was not a result of any disagreement with the Company’s operations, policies or procedures.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the same day, Ms. Manli Long tendered her resignation as a director and a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Company, effective February 11, 2021. Ms. Long’s resignation was not a result of any disagreement with the Company’s operations, policies or procedures.

On February 11, 2021, approved by the Board of Directors, the Nominating and Corporate Governance Committee and the Compensation Committee, Mr. Fei Gan was appointed as a director, the chairman of the Nominating and Corporate Governance Committee, a member of the Audit Committee and the Compensation Committee of the Company, and Mr. Jin Wang was appointed as a director and a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Company, effective February 11, 2021.

On February 22, 2021, pursuant to a securities purchase agreement (the “Purchase Agreement”) with two institutional investors, Code Chain New Continent Limited, a Nevada company (the “Company”), closed (a) a registered direct offering (the “Registered Direct Offering”) for the sale of (i) 4,166,666 shares of common stock, par value $0.0001 of the Company (the “Shares”) and (ii) registered investor warrants, with a term of five years, exercisable immediately upon issuance, to purchase an aggregate of up to 1,639,362 shares of common stock (the “Registered Investor Warrant Shares”) at an exercise price of $6.72 per share, subject to adjustments thereunder, including a reduction in the exercise price, in the event of a subsequent offering at a price less than the then current exercise price, to the same price as the price in such offering (a “Price Protection Adjustment”) (the “Registered Investor Warrants”), and (b) a concurrent private placement (the “Private Placement” and collectively with the Registered Direct Offering, the “Offering”) for the sale of unregistered investor warrants, with a term of five and one-half years, first exercisable on the date that is the earlier of (i) six months after the date of issuance or (ii) the date on which the Company obtains stockholder approval approving the sale of all of the securities offered and sold under the Purchase Agreement (the “Stockholder Approval”) to purchase an aggregate of up to 2,527,304 shares of common stock (the “Unregistered Investor Warrant Shares”) at an exercise price of $6.72 per share, subject to adjustments thereunder, including (x) a Price Protection Adjustment and (y) in the event the exercise price is more than $6.10, a reduction of the exercise price to $6.10, upon obtaining the Stockholder Approval (the “Unregistered Investor Warrants”). The Shares, the Registered Investor Warrants, the Unregistered Investor Warrants, the Registered Investor Warrant Shares and the Unregistered Investor Warrant Shares are collectively referred to as the “Securities.” The Company received gross proceeds from the sale of the Securities of $24,999,996, before deducting placement agent fees and other Offering expenses. The Company intends to use the net proceeds from this Offering for working capital and general business purposes.

The Company has evaluated all material subsequent events that occurred after December 31, 2020 and up through March 26, 2021, and has determined that all events that require disclosure have been detailed above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2021.

CODE CHAIN NEW CONTINENT LIMITED

By:	/s/ Yimin Jin
	Name:	Yimin Jin
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board (Principal Executive Officer)

By:	/s/ Yi Li
	Name:	Yi Li
	Title:	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yimin Jin	Chief Executive Officer and Co-Chairman of the Board of Directors	March 26, 2021
Yimin Jin	(Principal Executive Officer)

/s/ Wei Xu	President and Co-Chairman of the Board of Directors	March 26, 2021
Wei Xu	(Principal Executive Officer)

/s/ Weidong (David) Feng	Co-Chief Executive Officer	March 26, 2021
Weidong (David) Feng	(Principal Executive Officer)

/s/ Yi Li	Chief Financial Officer and Secretary	March 26, 2021
Yi Li	(Principal Financial Officer and Principal Accounting Officer)

/s/ Qihai Wang	Director	March 26, 2021
Qihai Wang

/s/ Jin Wang	Director	March 26, 2021
Jin Wang

/s/ Mingyue Cai	Director	March 26, 2021
Mingyue Cai

/s/ Fei Gan	Director	March 26, 2021
Fei Gan

/s/ Yajing Li	Director	March 26, 2021
Yajing Li