Form 10-Q
period 2021-03-31
Code Chain New Continent Ltd
filed 2021-05-14
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Registrant’s telephone number, including area code: +86 028-84112941

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 14, 2021, there were 35,916,323 shares of the Company’s common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CCNC	Nasdaq Capital Market

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,915,005	$998,717
Short term investment	-	3,295,070
Accounts receivable, net	-	1,071,590
Other receivables, net	80,155	555,433
Other receivable - related party	490,497	230,134
Inventories		1,047,274
Prepayments	4,940,125	4,780,975
Total current assets	28,425,782	11,979,193

PLANT AND EQUIPMENT, NET	248,450	82,833

RIGHT-OF-USE ASSETS	-	69,038

OTHER ASSETS
Goodwill	7,753,340	11,650,157
Intangible assets, net	1,217,811	1,226,521
Deferred tax assets	-	127,377
Total other assets	8,971,151	13,004,055

Total assets	$37,645,383	$25,135,119

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$-	$475,103
Accounts payable	538,631	1,126,091
Other payables and accrued liabilities	32,784	21,883
Other payables - related parties	466,407	491,136
Customer deposits	3,201,080	900,522
Lease liabilities - current	-	101,292
Taxes payable	758,190	72,639
Total current liabilities	4,997,092	3,188,666

OTHER LIABILITIES
Lease liabilities - noncurrent	-	33,698
Total other liabilities	-	33,698

Total liabilities	4,997,092	3,222,364

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively		-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 35,916,323 and 29,176,026 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3,592	2,918
Additional paid-in capital	57,869,660	20,022,427
(Accumulated deficit) retained earnings	(25,393,021)	951,773
Accumulated other comprehensive loss	168,060	935,637
Total shareholders’ equity	32,648,291	21,912,755

Total liabilities and shareholders’ equity	$37,645,383	$25,135,119

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
REVENUES
Wuge digital door signs	3,380,559	-
TOTAL REVENUES	3,380,559	-

COST OF REVENUES
Wuge digital door signs	4,793	-
TOTAL COST OF REVENUES	4,793	-

GROSS PROFIT	3,375,766	-

OPERATING EXPENSES (INCOME)
Selling, general and administrative	17,760,882	217,849
TOTAL OPERATING EXPENSES	17,760,882	217,849

LOSS FROM OPERATIONS	(14,385,116)	(217,849)

OTHER INCOME (EXPENSE)
Interest income	1,739	1,088
Interest expense	(104)	(11)
Investment income	-	-
Other income (expense), net	5,481	-
Total other (expense) income, net	7,116	1,077

LOSS BEFORE TAXES FROM CONTINUING OPERATIONS	(14,378,000)	(216,772)

PROVISION FOR INCOME TAXES	734,913	-

LOSS FROM CONTINUING OPERATIONS	(15,112,913)	(216,772)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	23,571	403,173
(Loss) gain on disposal, net of taxes	(11,255,452)	-

Net (loss) income	(26,344,794)	186,401

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(767,577)	(324,939)

COMPREHENSIVE INCOME (LOSS)	$(27,112,371)	$(138,538)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	32,572,287	26,757,139

Loss per share from continuing operations
Basic and diluted	(0.46)	(0.01)

(Loss) earnings per share from discontinued operations
Basic and diluted	(0.34)	0.02

(Loss) earnings per share available to common shareholders
Basic and diluted	$(0.80)	$0.01

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2020
					Additional	Retained Earnings		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2020	-	$-	20,821,661	$2,082	$8,350,861	-	$(1,558,683)	$(832,267)	$5,961,993
Net income	-		-	-	-	-	186,401	-	186,401
Conversion of warrants into common stock	-	-	-	-	-	-	-	-	-
Issuance of common stock for acquisition	-	-	4,000,000	400	7,199,600	-	-	-	7,200,000
Issuance of common stock for cash			3,692,859	369	3,692,490	-	-	-	3,692,859
Foreign currency translation	-	-	-	-	-	-	-	(324,939)	(324,939)
BALANCE, March 31, 2020 (Unaudited)	-	$-	28,514,520	$2,851	19,242,951	$-	$(1,372,282)	$(1,157,206)	$16,716,314

	For the Three Months Ended March 31, 2021
					Additional	Retained Earnings		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2021	-	-	29,176,026	2,918	20,022,427	-	951,773	935,637	21,912,755
Net income	-	-	-	-	-	-	(26,344,794)	-	(26,344,794)
Issuance of shares for cash	-	-	4,166,666	417	22,539,579	-	-	-	22,539,996
Issuance of common stock for employee compensation	-	-	3,000,000	300	16,923,550	-	-	-	16,923,850
The cancellation of the common stock	-	-	(426,369)	(43)	(1,615,896)	-	-	-	(1,615,939)
Foreign currency translation	-	-	-	-	-	-	-	(767,577)	(767,577)
BALANCE, March 31, 2021 (Unaudited)	-	$-	35,916,323	$3,592	$57,869,660	$-	$(25,393,021)	$168,060	$32,648,291

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(26,344,794)	$186,401
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	5,986	3,550
Amortization of intangible assets	50	-
Issuance of common stock for employee compensation	16,923,850	-
Disposal of the company	11,255,452	33,935
Change in operating assets and liabilities
Notes receivable	-	42,986
Accounts receivables	(418,777)	(377,717)
Other receivables	452,211	37,891
Other receivable - related party	(265,626)	13,355
Inventories	(585,235)	2,025
Prepayments	(4,240,243)	230,373
Accounts payable	43,226	604,019
Other payables and accrued liabilities	103,377	(401,054)
Customer deposits	2,732,096	438,667
Lease liabilities	3,221	8,082
Taxes payable	729,908	24,000
Net cash provided by (used in) operating activities	394,702	846,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in cash from disposal of discontinued operations	(961,706)	-
Purchase of Intangible assets	-	(1,146,855)
Purchase of financial products	-	(573,148)
Purchase of equipment	(227,090)	(57,655)
Net cash used in investing activities	(1,188,796)	(1,777,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	22,539,996
Proceeds from short-term loans - bank	254,579	444,190
Repayments of other payable - related parties	-	-
Net cash provided by financing activities	22,794,575	444,190

EFFECT OF EXCHANGE RATE ON CASH	(84,193)	(58,225)

NET (DECREASE)/INCREASE IN CASH	21,916,288	(545,180)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	998,717	4,256,532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,915,005	$3,711,352

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$14,610
Cash paid for interest	$7,812	$2,020

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for employee compensation	$16,923,550	$-
The cancellation of the common stock	1,615,939	-
Initial recognition of right-of-use assets and lease liabilities	$-	$313,080

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

On April 11, 2018, the Company, Shengrong WFOE and Hubei Shengrong, both of which are the Company’s indirectly owned subsidiaries (collectively “Purchasers”), entered into a Share Purchase Agreement with Long Liao, Chunyong Zheng, Wuhan Modern Industrial Technology Research Institute, and Hubei Zhonggong Materials Group Co., Ltd. (collectively “Sellers”) and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a company incorporated in China engaging in the research, development, production and sale of coating materials. Pursuant to the Share Purchase Agreement, as supplemented on August 16, 2018, the Purchasers acquired all of the outstanding equity interests of Wuhan Host. In exchange for the transfer of 100% equity interest of Wuhan Host, Purchasers shall pay a total consideration of $11.2 million, of which $4.7 million or RMB equivalent shall be paid in cash and $6.0 million shall be paid in shares of common stock, of CCNC (“Share Consideration”). The Parties agree the Share Consideration shall be an aggregate of 1,012,932 shares of common stock of which is based on the closing price of US$4.64 on March 27, 2018.

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

On March 30, 2021, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company (the “Buyer”), and Qihai Wang, former director of the Company (the “Payee”). Pursuant to the agreement, the Company agreed to sell and the Buyer agreed to purchase all the issued and outstanding ordinary shares (the “Tongrong Shares”) of Tongrong WFOE. The Payee agreed to be responsible for the payment of the purchase price on behalf of Buyer. The purchase price for the Tongrong Shares shall be $2,464,411, payable in the form of cancelling 426,369 shares of common stock of the Company owned by the Payee (the “CCNC Shares”). The CCNC Shares are valued at $5.78 per share, based on the average closing price of the Company’s common stock during the 30 trading days immediately prior to the date of the agreement from February 12, 2021 to March 26, 2021. On March 31, 2021, the Company closed the sale of the Tongrong Shares and caused the CCNC Shares to be cancelled. Tongrong WFOE contractually controls Rong Hai. The disposition of Tongrong WFOE included disposition of Rong Hai.

The accompanying consolidated financial statements reflect the activities of CCNC and each of the following entities:

Name	Background		Ownership
China Sunlong[3]	●	A Cayman Islands company	100% owned by the Company

Shengrong BVI[3]	●	A British Virgin Island company	100% owned by China Sunlong
	●	Incorporated on June 30, 2015

Citi Profit BVI	●	A British Virgin Island company	100% owned by the Company
	●	Incorporated on April 2019

Shengrong HK3	●	A Hong Kong company	100% owned by Shengrong BVI
	●	Incorporated on September 25, 2015

TMSR HK	●	A Hong Kong company	100% owned by Citi Profit BVI
	●	Incorporated on April 2019

Shengrong WFOE[3]	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Shengrong HK
	●	Incorporated on March 1, 2016
	●	Registered capital of USD 12,946 (HKD100,000), fully funded
	●	Purchase and sales of high efficiency permanent magnetic separator and comprehensive utilization system
	●	Trading of processed industrial waste materials

Tongrong WFOE[4]	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TMSR HK
	●	Incorporated on August 2019

Makesi WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TMSR HK
	●	Incorporated on December 2020

Name		Background	Ownership
Hubei Shengrong[2]	●	A PRC limited liability company	100% owned by Shengrong WFOE
	●	Incorporated on January 14, 2009
	●	Registered capital of USD 4,417,800 (RMB 30,000,000), fully funded
	●	Production and sales of high efficiency permanent magnetic separator and comprehensive utilization system.
	●	Trading of processed industrial waste materials

Wuhan HOST[3]	●	A PRC limited liability company	100% owned by Shengrong WFOE
	●	Incorporated on October 27, 2010
	●	Registered capital of USD 750,075 (RMB 5,000,000), fully funded
	●	Research, development, production and sale of coating materials.

Shanghai Host Coating Materials Co., Ltd.[3]	●	A PRC limited liability company
	●	Incorporated on December 11, 2014
	●	Registered capital of USD 3,184,371 (RMB 20,000,000), to be fully funded by November 2024
	●	No operations and no capital contribution has been made as of December 31, 2018	80% owned by Wuhan HOST

Wuhan HOST Coating Materials Xiaogan Co., Ltd.[3]	●	A PRC limited liability company	90% owned by Wuhan HOST
	●	Incorporated on December 25, 2018
	●	Registered capital of USD 11,595,379 (RMB 80,000,000), to be fully funded by December 2028
	●	No operations and no capital contribution has been made as of December 31, 2018

Rong Hai[4]	●	A PRC limited liability company	VIE of Tongrong WFOE
	●	Incorporated on May 20, 2009
	●	Registered capital of USD 3,171,655 (RMB 20,180,000), fully funded
	●	Coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap

Wuge	●	A PRC limited liability company	VIE of Tongrong WFOE
	●	Incorporated on July 4, 2019

TJComex BVI[1]	●	A British Virgin Island company	100% owned by China Sunlong
	●	Incorporated on March 8, 2016

TJComex HK1	●	A Hong Kong company	100% owned by TJComex BVI
	●	Incorporated on March 19, 2014

TJComex WFOE[1]	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TJComex HK
	●	Incorporated on March 10, 2004
	●	Registered capital of USD 200,000

TJComex Tianjin[1]	●	A PRC limited liability company	100% owned by TJComex WFOE
	●	Incorporated on November 19, 2007
	●	Registered capital of USD 7,809,165 (RMB 55,000,000)
	●	General merchandise trading business and related consulting services

[1]	Disposed on April 2, 2018
[2]	Disposed on December 27, 2018
[3]	Disposed on June 30, 2020
[4]	Disposed on March 31, 2021

Contractual Arrangements

Rong Hai was and Wuge is controlled through contractual agreements in lieu of direct equity ownership by the Company or any of its subsidiaries. Such contractual arrangements consist of a series of five agreements, consulting services agreement, equity pledge agreement, call option agreement, voting rights proxy agreement, and operating agreement (collectively the “Contractual Arrangements”).

Material terms of each of the Rong Hai VIE Agreements are described below. The Company disposed Tongrong WFOE and Rong Hai as of March 31, 2021.

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

Translation adjustments included in accumulated other comprehensive loss amounted to $167,111 and $935,638 as of March 31, 2021 and December 31, 2020, respectively. The balance sheet amounts, with the exception of shareholders’ equity at March 31, 2021 and December 31, 2020 were translated at 6.57 RMB and 6.52 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the three months ended March 31, 2021 and 2020 were 6.48 RMB and 6.98 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the weighted average method in Wuge. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and recognize an impairment charge against the inventory when the carrying value exceeds net realizable value. As of March 31, 2021 and December 31, 2020, no obsolescence and cost in excess of net realizable value were recognized.

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

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method after consideration of the estimated useful lives of the assets and estimated residual value. The estimated useful lives and residual value are as follows:

	Useful Life	Estimated Residual Value
Building	5 - 20 years	5%
Office equipment and furnishing	5 years	5%
Production equipment	3 - 10 years	5%
Automobile	5 years	5%
Leasehold improvements	Shorter of the remaining lease terms or estimated useful lives	0%

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

Prior to January 1, 2018, the Company allowed its customers to retain 5% to 10% of the contract price as warranty retainage during the retainage period of 12 months to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and was recognized as revenue upon the shipment of products. Due to nature of the retainage, the Company’s policy is to record revenue the full value of the contract without VAT, including any retainage, since the Company has experienced insignificant warranty retainage claims historically. Due to the infrequent and insignificant amount of warranty retainage claims, the ability to collect retainage was reasonably assured and was recognized at the time of shipment. On January 1, 2018, upon the adoption of ASU 2014-09 (ASC 606), revenues from product warranty retainage are recognized over the retainage period over 12 months. For the three months ended March 31, 2021, less than 5% of our retainage revenues were recognized in our consolidated revenues and included in the Company’s equipment and systems revenues in the accompanying statements of income and comprehensive income.

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months Ended March 31,
	2021	2020
Revenues –Wuge digital door signs	$3,380,559	$-
Total revenues	$3,380,559	$-

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

Research and Development (“R&D”) Expenses

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses incurred by the Company are included in the selling, general and administrative expenses.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the three months ended March 31, 2021 and 2020. As of March 31, 2021, the Company’s PRC tax returns filed for 2018, 2019 and 2020 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the nine months ended March 31, 2021 and 2020, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the three months ended March 31, 2021 and 2020.

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

On March 30, 2021, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company (the “Buyer”), and Qihai Wang, former director of the Company (the “Payee”). Pursuant to the agreement, the Company agreed to sell and the Buyer agreed to purchase all the issued and outstanding ordinary shares (the “Tongrong Shares”) of Tongrong WFOE. The Payee agreed to be responsible for the payment of the purchase price on behalf of Buyer. The purchase price for the Tongrong Shares shall be $2,464,411, payable in the form of cancelling 426,369 shares of common stock of the Company owned by the Payee (the “CCNC Shares”). The CCNC Shares are valued at $5.78 per share, based on the average closing price of the Company’s common stock during the 30 trading days immediately prior to the date of the agreement from February 12, 2021 to March 26, 2021. On March 31, 2021, the Company closed the sale of the Tongrong Shares and caused the CCNC Shares to be cancelled. Tongrong WFOE contractually controls Jaingsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), a variable interest entity of the Company. The disposition of Tongrong WFOE included disposition of Rong Hai.

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Makesi WFOE is deemed to have a controlling financial interest and be the primary beneficiary of Rong Hai and Wuge because it has both of the following characteristics:

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	March 31,	December 31,
	2021	2020
Current assets	$6,208,437	$9,600,157
Property, plants and equipment, Intangible Assets	1,466,261	1,268,272
Other noncurrent assets	-	196,415
Goodwill	7,753,340	11,650,157
Total assets	15,428,038	22,715,001

Current liabilities	5,715,559	8,766,619
Non-current liabilities	-	33,698
Total liabilities	5,715,559	8,800,317
Net assets	$9,712,479	$13,914,684

	March 31,	December 31,
	2021	2020
Short-term loan	$-	$475,103
Accounts payable	456,531	1,037,723
Other payables and accrued liabilities	91,043	103,323
Other payables – related party	1,208,715	6,090,841
Tax payables	758,190	57,815
Customer Advances	3,201,080	900,522
Lease liabilities	-	101,292
Total current liabilities	5,715,559	8,766,619
Lease liabilities - noncurrent	-	33,698
Total liabilities	$5,715,559	$8,800,317

The summarized operating results of the VIE’s are as follows:

For the three months ended March 31, 2021
Operating revenues	$3,380,559
Gross profit	3,375,766
Loss from operations	2,939,652
Net loss	$2,204,739

Note 5 – Accounts receivable, net

Accounts receivable consist of the following:

	March 31, 2021	December 31, 2020
Accounts receivable	$-	$1,670,526
Less: Allowance for doubtful accounts	-	(598,936)
Total accounts receivable, net	$-	$1,071,590

Movement of allowance for doubtful accounts is as follows:

	March 31, 2021	December 31, 2020
Beginning balance	$-	$-
Beginning balance from Wuhan HOST	-	-
Beginning balance from Rong Hai	-	24,055
Addition	-	542,087
Recovery	-	-
Exchange rate effect	-	32,794
Ending balance	$-	$598,936

Note 6 – Inventories

Inventories consist of the following:

	March 31, 2021	December 31, 2020
Raw materials	$-	$-
Work in progress	-	-
Finished Goods	-	1,047,274
Total inventories	$-	$1,047,274

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2021	December 31, 2020
Office equipment and furniture	$254,803	$76,605
Automobile	-	272,902
Subtotal	254,803	349,507
Less: accumulated depreciation	(6,353)	(266,674)
Total	$248,450	$82,833

Depreciation expense for the three months ended March 31, 2021 and 2020 amounted to $5,986 and $3,550, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	March 31, 2021	December 31, 2020
Development of technology	$1,217,416	$1,226,072
Software	593	598
Less: accumulated amortization	(198)	(149)
Net intangible assets	$1,217,811	$1,226,521

Amortization expense for the three months ended March 31, 2021 and 2020 amounted to $50 and $0, respectively.

Note 9 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Rong Hai	Wuge	Total
Balance as of December 31, 2019	$3,896,817	$7,753,340	$11,650,157
Disposal of the company	(3,896,817)	-	(3,896,817)
Balance as of September 30, 2020	$-	$7,753,340	$7,753,340

Note 10 – Related party balances and transactions

Related party balances

a.	Other receivable – related party:

Name of related party	Relationship	March 31, 2021	December 31, 2020
Chengdu Yuan Code Chain Technology Co. Ltd	A company controlled by former shareholder of the Company	$490,497	$230,134

The Company advanced funds to the related party for technical services.

b.	Other payables – related parties:

Name of related party	Relationship	March 31, 2021	December 31, 2020
Chuanliu Ni	Chief Executive Officer and director of a former subsidiary	$325,907	$325,907
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500
Qihai Wang	Shareholder of the Company	-	24,729
Total		$466,407	$491,136

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 11 – Taxes

Income tax

United States

CCNC was organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018. CCNC’s U.S. net operating loss for the three months ended March 31, 2021 amounted to approximately $23.7 million. As of March 31, 2021, CCNC’s net operating loss carry forward for United States income taxes was approximately $5.0 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there are no impact of GILTI for the three months ended March 31, 2021 and 2020, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

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

PRC

Makesi WFOE and Wuge are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Significant components of the provision for income taxes are as follows:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Current	$734,913	$-
Deferred	-	-
Total provision for income taxes	$734,913	$-

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	March 31, 2021	December 31, 2020
Net operating losses carried forward – U.S.	$4,985,736	$303,560
Net operating losses carried forward – PRC	-	-
Bad debt allowance	-	127,377
Valuation allowance	(4,985,736)	(303,560)
Deferred tax assets, net	$-	$127,377

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

Taxes payable consisted of the following:

	March 31, 2021	December 31, 2020
VAT taxes payable	$23,277	$1,589
Income taxes payable	734,913	70,914
Other taxes payable	-	136
Total	$758,190	$72,639

Note 12 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of March 31, 2021 and December 31, 2020, $5,585,130 and $998,717 and were deposited with various financial institutions located in the PRC, respectively. As of March 31, 2021 and December 31, 2020, $17,329,875 and $0 were deposited with one financial institution located in the U.S., respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Note 13 – Equity

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

The summary of warrant activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Warrants	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2020	9,079,348	4,539,674	$5.75	2.13
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
March 31, 2021	9,079,348	4,539,674	$5.75	1.88

The summary of option activity is as follows:

		Weighted	Average
		Average	Remaining
	Options	Exercise	Contractual
	Outstanding	Price	Life
December 31, 2020	824,000	$5.00	2.13
Granted/Acquired	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
March 31, 2021	824,000	$5.00	1.88

Note 14 – Commitments and contingencies

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity.

Note 15 – Segment reporting

The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations.

The Company’s has disposed of Tongrong WFOE and Rong Hai. The Company’s remain business segment and operations is Wuge. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to Wuge; accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess Wuge’s performance.

The following represents assets by division as of:

Total assets as of	September 30, 2020	December 31, 2020
Rong Hai and Tongrong WFOE	$-	$15,006,063
Wuge	15,428,038	2,304,566
CCNC, Citi Profit BVI and TMSR HK	22,217,345	7,824,490
Total Assets	$37,645,383	$25,135,119

Total revenues of	March 31, 2021	March 31, 2020
Rong Hai and Tongrong WFOE	$-	$5,165,400
Wuge	3,380,559	-
CCNC, Citi Profit BVI and TMSR HK	-	-
Total revenues	$3,380,559	$5,165,400

Note 16 – Discontinued Operations

The following depicts the financial position for the discounted operations of Wuhan Host, Shengrong WOFE, Tongrong WOFE and Rong Hai as of March 31, 2021 and December 31, 2020, and the result of operations for the discounted operations of Wuhan Host, Shengrong WOFE, Tongrong WOFE and Rong Hai for the three months ended March 31, 2021 and 2020.

Results of Operations	For the three months ended March 31, 2021	For the three months ended March 31, 2020
REVENUES
Fuel materials	$4,890,734	$5,165,400
TOTAL REVENUES	4,890,734	5,165,400

COST OF REVENUES
Fuel materials	4,690,388	4,982,972
TOTAL COST OF REVENUES	4,690,388	4,982,972

GROSS PROFIT	200,346	182,428

OPERATING EXPENSES (INCOME)
Selling, general and administrative	160,254	374,521
Provision for (recovery of) doubtful accounts	-	(635,917)
TOTAL OPERATING EXPENSES	160,254	(261,396)

INCOME FROM OPERATIONS	40,092	443,824

OTHER INCOME (EXPENSE)
Interest income	75	552
Interest expense	(7,708)	(2,009)
Investment income	-	9,350
Other income (expense), net	8	-
Total other income (expense), net	(7,625)	7,893

INCOME BEFORE INCOME TAXES	32,467	451,717

PROVISION FOR INCOME TAXES	8,896	48,544

NET INCOME	$23,571	$403,173

Note 17 – Subsequent events

On April 7, 2021, Mr. Yimin Jin tendered his resignation as a director and Co-Chairman of the Board of Director of Code Chain New Continent Limited (the “Company”), effective immediately. Mr. Jin’s resignation was not a result of any disagreement with the Company’s operations, policies or procedures. Mr. Jin remains as the Co-CEO of the Company.

On April 7, 2021, approved by the Board of Directors, Nominating and Corporate Governance Committee and the Compensation Committee of the Company, Mr. Zijing (Ryan) Xu was appointed a director and Chief Strategy Officer of the Company, effective immediately.

On April 16, 2021, the Company entered into an amended and restated asset purchase agreement with ZhanYun Jisuan Co., Ltd., (the “Seller”), pursuant to which, the Company agreed to purchase and the Seller agreed to sell 10,000 Bitcoin mining machines (the “Assets”) for a total purchase price of RMB 40,000,000 or US$6,160,000 based on the exchange rate as of April 8, 2021, payable in cash. The Seller shall cause revenue and any other source of income from the operation of the Assets to be paid to the Company, payable in cryptocurrency to be deposited into a cryptocurrency wallet held by the Company on a daily basis. The agreement will have a performance assessment term of one year from March 19, 2021 to March 19, 2022 (the “Valuation Period”). The Company further agreed to issue to the Seller RMB 5,000,000 or US$770,000 worth of common stock of the Company (the “Bonus Shares”) if the Assets generate an average net profit per day per machine on behalf of the Company during the Valuation Period (the “Daily Profit”) equals to RMB 200,000 or US$30,800 and if the Assets generate an average net profit per month per machine on behalf of the Company during the Valuation Period (the “Monthly Profit”) equals to RMB 6,000,000 or US$924,000. If the Daily Profit is more than RMB 200,000 or US$30,800 and the Monthly Profit is more than RMB 6,000,000 or US$924,000, the Company shall issue to the Seller additional shares of common stock in proportion to the amount that is in excess. If the Daily Profit is less than RMB 200,000 or US$30,800 or the Monthly Profit is less than RMB 6,000,000 or US$924,000, the Company shall not issue to the Seller any Bonus Shares and such month is deemed a “Re-evaluated Month”. At the end of the Valuation Period, the Monthly Profit of such Re-evaluated Month(s) shall be aggregated (the “Aggregate Profit”), and the Company shall issue RMB5,000,000 or US$770,000 worth of common stock of Buyer for every RMB6,000,000 or US$924,000 in Aggregate Profit on a pro rata basis. Such Daily Profit and Monthly Profit shall be determined on a monthly basis on the first day of the next month. Such Bonus Shares and additional shares, when applicable, shall be issued on the fifteenth day of the next month. For any month that has 28 days or 31 days, the Monthly Profit is calculated based on the actual number of days in the month. Notwithstanding the foregoing, no share pursuant to this agreement shall be issued earlier than May 25, 2021 in any event. The total number of shares of common stock, including the Bonus Shares, issuable to the Seller pursuant to the agreement shall in no event be more than 19.99% of the total shares issued and outstanding of Company as of the date of the agreement.

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

Overview

Code Chain New Continent Limited (formerly known as TMSR Holding Company Limited and JM Global Holding Company, the “Company” or “CCNC”), through its subsidiaries and controlled entities, focused its business in two segments: (1) coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap; and (2) the research, development and application of Internet of Things (IoT) and electronic tokens. The Company’s coal and coke wholesale business was carried out by Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), an entity contractually controlled by the Company. The Company’s IoT business is carried out by Wuge Network Games Co., Ltd. (“Wuge”), an entity contractually controlled by the Company.

On March 30, 2021, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company (the “Buyer”), and Qihai Wang, former director of the Company (the “Payee”). Pursuant to the agreement, the Company agreed to sell and the Buyer agreed to purchase all the issued and outstanding ordinary shares (the “Tongrong Shares”) of Tongrong Technology (Jiangsu) Co., Ltd. (“Tongrong WFOE”), a PRC company and an indirect subsidiary of the Company. The Payee agreed to be responsible for the payment of the purchase price on behalf of Buyer. On March 31, 2021, the Company closed the sale of the Tongrong Shares and caused the CCNC Shares to be cancelled. Tongrong WFOE contractually controls Rong Hai. The sale of Tongrong Shares included disposition of Rong Hai. As a result, as of March 31, 2021, operations of Tongrong WFOE and Rong Hai have been designated as discontinued operations.

Recent Development

On April 16, 2021, the Company entered into an amended and restated asset purchase agreement with Sichuan RiZhanYun Jisuan Co., Ltd., (the “Seller”), pursuant to which, the Company agreed to purchase and the Seller agreed to sell 10,000 Bitcoin mining machines (the “Assets”) for a total purchase price of RMB 40,000,000 or US$6,160,000 based on the exchange rate as of April 8, 2021, payable in cash. The Seller shall cause revenue and any other source of income from the operation of the Assets to be paid to the Company, payable in cryptocurrency to be deposited into a cryptocurrency wallet held by the Company on a daily basis. The agreement will have a performance assessment term of one year from March 19, 2021 to March 19, 2022 (the “Valuation Period”). The Company further agreed to issue to the Seller RMB 5,000,000 or US$770,000 worth of common stock of the Company (the “Bonus Shares”) if the Assets generate an average net profit per day per machine on behalf of the Company during the Valuation Period (the “Daily Profit”) equals to RMB 200,000 or US$30,800 and if the Assets generate an average net profit per month per machine on behalf of the Company during the Valuation Period (the “Monthly Profit”) equals to RMB 6,000,000 or US$924,000. If the Daily Profit is more than RMB 200,000 or US$30,800 and the Monthly Profit is more than RMB 6,000,000 or US$924,000, the Company shall issue to the Seller additional shares of common stock in proportion to the amount that is in excess. If the Daily Profit is less than RMB 200,000 or US$30,800 or the Monthly Profit is less than RMB 6,000,000 or US$924,000, the Company shall not issue to the Seller any Bonus Shares and such month is deemed a “Re-evaluated Month”. At the end of the Valuation Period, the Monthly Profit of such Re-evaluated Month(s) shall be aggregated (the “Aggregate Profit”), and the Company shall issue RMB5,000,000 or US$770,000 worth of common stock of Buyer for every RMB6,000,000 or US$924,000 in Aggregate Profit on a pro rata basis. Such Daily Profit and Monthly Profit shall be determined on a monthly basis on the first day of the next month. Such Bonus Shares and additional shares, when applicable, shall be issued on the fifteenth day of the next month.  For any month that has 28 days or 31 days, the Monthly Profit is calculated based on the actual number of days in the month. Notwithstanding the foregoing, no share pursuant to this agreement shall be issued earlier than May 25, 2021 in any event. The total number of shares of common stock, including the Bonus Shares, issuable to the Seller pursuant to the agreement shall in no event be more than 19.99% of the total shares issued and outstanding of Company as of the date of the agreement.

Key Factors that Affect Operating Results

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

We cannot assure you that we, our subsidiaries or our variable interest entities will prevail in any future intellectual property infringement or other litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us or our subsidiaries to enter into royalty or licensing agreements. In addition, we, our subsidiaries or our variable interest entities could be obligated to indemnify our customers against third parties’ claims of intellectual property infringement based on our products or solutions. If our products or solutions violate any third-party intellectual property rights, we could be required to withdraw them from the market, re-develop them or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our products or solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our products or solutions from the market could harm our business, financial condition and operating results.

Coronavirus (COVID-19) Update

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

As a result, our operations in China and U.S. have been materially affected. Our office in Hubei Province, China were closed since the lockdown was enforced on January 23, 2020. The economic disruption caused by COVID-19 were catastrophic for our waste management business in Wuhan, which had no revenue and negative operating income since the fourth quarter of 2019 and no revenue or operating income for the first and second quarter of 2020. We lost employees, suppliers and customers and were not been able to recover. As a result, we sold our businesses located in Wuhan. See “Our Company – Corporate History – Disposition of China Sunlong”. Our offices in Jiangsu Province and Sichuan Province in China were temporarily closed from early February until early March 2020. We have seen a slowdown in revenue growth in fiscal year 2020 and the first quarter of 2021.

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

Results of Operations

Three Months Ended March 31, 2021 vs. March 31, 2020

				Percentage
	2021	2020	Change	Change
Revenues –Wuge digital door signs	$3,380,559	-	$3,380,559	N/A
Total revenues	3,380,559	-	3,380,559	N/A

Cost of Revenues –Wuge digital door signs	4,793	-	4,793	N/A
Total cost of revenues	4,793	-	4,793	N/A

Gross profit	3,375,766	-	3,375,766	N/A
Operating expenses	17,760,882	217,849	17,543,033	8,052.8%
Loss from operations	(14,385,116)	(217,849)	(14,167,267)	6,503.3%
Other income (expense), net	7,116	1,077	6,039	560.7%
Loss from continuing operations	(15,112,913)	(216,772)	(14,896,141)	6,871.8%
Discontinued operations:
Income (loss) from discontinued operations	23,571	403,173	(379,602)	(94.2)%
Loss on disposal, net of taxes	(11,255,452)	-	(11,255,452)	N/A
Net (loss) income	(26,344,794)	186,401	(26,531,195)	(14,233.4)%

Revenues

The Company’s revenue consists of Wuge digital door signs. Total revenues increased by approximately $3.4 million, to approximately $3.4 million for the three months ended March 31, 2020, compared to approximately $0 million for the three months ended March 31, 2020. The increase was mainly due to the Wuge digital door signs began to promote.

Cost of Revenues

The Company’s cost of revenues consists of cost of Wuge digital door signs. Total cost of revenues increased by approximately $4,793, to approximately $4,793 for the three months ended March 31, 2021, compared to approximately $0 million for the same period in 2020. Our total cost of revenues increase was attributable to the Company’s general increase in revenue for Wuge digital door signs.

Gross Profit

The Company’s gross profit increased by approximately $3.4 million, to approximately $3.4 million during the three months ended March 31, 2021, from approximately $0 for the three months ended March 31, 2020. The increase was due to the increase in the sales of Wuge digital door signs.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses increased by approximately $17.5 million, by approximately 8,052.8%, from approximately $0.2 million for the three months ended March 31, 2020 to approximately $17.7 million for the three months ended March 31, 2021. The increase was mainly due to increased employee compensation.

Loss from Operations

As a result of the foregoing, loss from operations for the three months ended March 31, 2021 was approximately $14.3 million, an increase of approximately $14.1 million, or approximately 6,503.3%, from approximately $0.2 million for the three months ended March 31, 2020. The increase was mainly due to increased employee compensation.

Net Loss (Income)

The Company’s net loss decreased by approximately $26.5 million, or 14,233.4%, to approximately $26.3 million net loss for the three months ended March 31, 2021, from approximately $0.2 million net income for the same period in 2020. The increase was mainly due to the disposal of certain subsidiaries.

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

Inventories

Inventories are comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or net realizable value using the weighted average method in Rong Hai. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory when the carrying value exceeds net realizable value.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of March 31, 2021, our net working capital was approximately $23.5 million, over 9% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $24.0 million and is expected to continue to generate cash flow from operations in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2021 and 2020.

	For the Three Months ended March 31,
	2021	2020
Net cash provided by operating activities	$394,702	$846,513
Net cash used in investing activities	(1,188,796)	(1,777,658)
Net cash provided by financing activities	22,794,575	444,190
Effect of exchange rate change on cash	(84,193)	(58,225)
Net change in cash	$21,916,288	$(545,180)

As of March 31, 2021 and December 31, 2020, the Company had cash in the amount of $22,915,005 and $998,717, respectively. As of March 31, 2021 and December 31, 2020, $5,585,130 and $998,717 and were deposited with various financial institutions located in the PRC, respectively. As of March 31, 2021 and December 31, 2020, $17,329,875 and $0 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash provided by operating activities was approximately $0.4 million for the three months ended March 31, 2021, as compared to approximately $0.8 million net cash used in operating activities for the three months ended March 31, 2020. Net cash provided by operating activities was mainly due to the decrease of approximately $0.5 million other receivables, the increase of approximately $4.2 million of prepayments, and the increase of approximately $2.7 million of customer deposits, and the increase of approximately $0.8 million of taxes payable.

Investing activities

Net cash used in investing activities was approximately $1 million for the three months ended March 31, 2021, as compared to approximately $1.8 million net cash used in investing activities for the three months ended March 31, 2020. Net cash used in investing activities for the three months ended March 31, 2021 was due to approximately $0.2 million spending on purchase of equipment and $0.9 million by disposal of discontinued operations.

Financing activities

Net cash provided by financing activities was approximately $22.8 million for the three months ended March 31, 2021, as compared to approximately $0.4 million net cash used in financing activities for the three months ended March 31, 2020. Net cash provided by financing activities for the three months ended March 31, 2021 was due to approximately $0.3 million proceeds from short-term loans – bank and $22.5 million proceeds from issuance of common stock.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a).
31.3	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.4	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the President required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.3	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.4	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODE CHAIN NEW CONTINENT LIMITED

Date: May 14, 2021	By:	/s/ Weidong (David) Feng
	Name:	Weidong (David) Feng
	Title:	Chief Executive Officer and Co-Chairman of the Board
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Yi Li
	Name:	Yi Li
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)