Form 10-Q
period 2021-06-30
Code Chain New Continent Ltd
filed 2021-08-12
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 12, 2021, there were 38,429,617 shares of the Company’s common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CCNC	Nasdaq Capital Market

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,251,392	$998,717
Short term investment	-	3,295,070
Accounts receivable, net	-	1,071,590
Other receivables, net	75,876	555,433
Other receivable - related party	498,940	230,134
Inventories	3,091	1,047,274
Prepayments	8,747,340	4,780,975
Total current assets	28,576,639	11,979,193

PLANT AND EQUIPMENT, NET	5,734,958	82,833

RIGHT-OF-USE ASSETS	-	69,038

OTHER ASSETS
Goodwill	7,753,340	11,650,157
Intangible assets, net	3,049,046	1,226,521
Deferred tax assets	-	127,377
Total other assets	10,802,386	13,004,055

Total assets	$45,113,983	$25,135,119

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$-	$475,103
Accounts payable	510,089	1,126,091
Other payables and accrued liabilities	32,789	21,883
Other payables - related parties	466,407	491,136
Customer deposits	5,667,268	900,522
Lease liabilities - current	-	101,292
Taxes payable	246,377	72,639
Total current liabilities	6,922,930	3,188,666

OTHER LIABILITIES
Lease liabilities - noncurrent	-	33,698
Total other liabilities	-	33,698

Total liabilities	6,922,930	3,222,364

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 38,429,617 and 29,176,026 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3,843	2,918
Additional paid-in capital	66,593,027	20,022,427
(Accumulated deficit) retained earnings	(28,602,010)	951,773
Accumulated other comprehensive loss	196,193	935,637
Total shareholders’ equity	38,191,053	21,912,755

Total liabilities and shareholders’ equity	$45,113,983	$25,135,119

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Wuge digital door signs	$3,495,731	$-	$6,876,290	$-
Trading and others	-	46,482	-	46,482
TOTAL REVENUES	3,495,731	46,482	6,876,290	46,482

COST OF REVENUES
Wuge digital door signs	153,893	-	158,686	-
Trading and others	-	7,612	-	7,612
TOTAL COST OF REVENUES	153,893	7,612	158,686	7,612

GROSS PROFIT	3,341,838	38,870	6,717,604	38,870

OPERATING EXPENSES (INCOME)
Selling, general and administrative	9,135,385	(36,534)	26,896,267	181,315
Provision for (recovery of) doubtful accounts	-	242,716	-	738,449
TOTAL OPERATING EXPENSES (INCOME)	9,135,385	206,182	26,896,267	919,764

INCOME FROM OPERATIONS	(5,793,547)	(167,312)	(20,178,663)	(880,894)

OTHER INCOME (EXPENSE)
Interest income	17,623	7,641	19,362	8,729
Interest expense	104	(4,364)	-	(4,375)
Investment income	-	-	-	-
Other income (expense), net	1,810,962	(1)	1,816,443	(1)
Total other income (expense), net	1,828,689	3,276	1,835,805	4,353

INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(3,964,858)	(164,036)	(18,342,858)	(876,541)

PROVISION FOR INCOME TAXES	(734,913)	-	-	-

INCOME FROM CONTINUING OPERATIONS	(3,229,945)	(164,036)	(18,342,858)	(876,541)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	-	(15,013)	23,571	883,893
Gain on disposal, net of taxes	20,956	6,951,617	(11,234,496)	6,951,617

Net income	(3,208,989)	6,772,568	(29,553,783)	6,958,969

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	28,133	(382,301)	(739,444)	(707,240)

COMPREHENSIVE INCOME (LOSS)	$(3,180,856)	$6,390,267	$(30,293,227)	$6,251,729

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	34,681,765	27,640,684	34,681,765	27,640,684

Earnings per share from continuing operations
Basic and diluted	(0.09)	(0.01)	(0.53)	(0.03)

Earnings per share from discontinued operations
Basic and diluted	0.00	0.25	(0.32)	0.28

Earnings per share available to common shareholders
Basic and diluted*	$(0.09)	$0.25	$(0.85)	$0.25

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2020
					Additional	Retained Earnings		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2020	-	$-	20,821,661	$2,082	$8,350,861	-	$(1,558,683)	$(832,267)	$5,961,993
Net income	-		-	-	-	-	6,958,969	-	6,958,969
Issuance of common stock for acquisition	-	-	4,000,000	400	7,199,600	-	-	-	7,200,000
Issuance of common stock for cash			3,692,859	369	3,692,490	-	-	-	3,692,859
Foreign currency translation	-	-	-	-	-	-	-	(707,240)	(707,240)
BALANCE, June 30, 2020 (Unaudited)	-	$-	28,514,520	$2,851	19,242,951	$-	$5,400,286	$(1,539,507)	$23,106,581

	For the Six Months Ended June 30, 2021
					Additional	Retained Earnings		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2021	-	-	29,176,026	2,918	20,022,427	-	951,773	935,637	21,912,755
Net income	-	-	-	-	-	-	(29,553,783)	-	(29,553,783)
Issuance of common stock for Bonus	-	-	925,494	92	2,563,526				2,563,618
Issuance of common stock for purchase Bitcoin mining machines	-	-	1,587,800	159	6,159,841				6,160,000
Issuance of shares for cash	-	-	4,166,666	417	22,539,579	-	-	-	22,539,996
Issuance of common stock for employee compensation	-	-	3,000,000	300	16,923,550	-	-	-	16,923,850
The cancellation of the common stock	-	-	(426,369)	(43)	(1,615,896)	-	-	-	(1,615,939)
Foreign currency translation	-	-	-	-	-	-	-	(739,444)	(739,444)
BALANCE, June 30, 2021 (Unaudited)	-	$-	38,429,617	$3,843	$66,593,027	$-	$(28,602,010)	$196,193	$38,191,053

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(29,553,783)	$6,958,969
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	706,506	8,448
Amortization of intangible assets	100	46
Issuance of common stock for employee compensation	16,923,850	(6,951,617)
Issuance of common stock for Bonus	2,563,618
Disposal of the company	11,234,496	33,692
Bitcoin revenue	(1,810,323)
Change in operating assets and liabilities
Notes receivable	-	42,679
Accounts receivables	(419,522)	1,133,484
Other receivables	457,499	(32,423)
Other receivable - related party	(266,098)	13,260
Inventories	(589,361)	(69,803)
Prepayments	(8,041,896)	(131,316)
Accounts payable	43,303	545,282
Other payables and accrued liabilities	65,785	(1,161,359)
Customer deposits	5,141,680	599,565
Lease liabilities	3,227	13,377
Taxes payable	207,128	3,380
Net cash provided by (used in) operating activities	(3,333,791)	1,005,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from acquisition of Wuge		228,788
Net decrease in cash from disposal of discontinued operations	(961,706)	(470,576)
Purchase of Intangible assets	-	(1,138,664)
Purchase of financial products	-	(3,058,670)
Purchase of equipment	(250,223)	(63,814)
Net cash used in investing activities	(1,211,929)	(4,502,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	22,539,996	2,572,697
Proceeds from short-term loans - bank	255,031	441,017
Repayments of other payable - related parties	-	-
Net cash provided by financing activities	22,795,027	3,013,714

EFFECT OF EXCHANGE RATE ON CASH	3,368	(60,489)

NET (DECREASE)/INCREASE IN CASH	18,252,675	(544,047)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	998,717	2,483,567
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,251,392	$1,939,520

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$16,419
Cash paid for interest	$7,708	$11,482

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for Bonus	$2,563,618	$-
Issuance of common stock for purchase Bitcoin mining machines	6,160,000	-
Issuance of common stock for employee compensation	16,923,850	-
The cancellation of the common stock	1,615,939	-
Bitcoin revenue	1,810,323	-
Initial recognition of right-of-use assets and lease liabilities	$-	$122,774

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

Translation adjustments included in accumulated other comprehensive loss amounted to $196,193 and $935,637 as of June 30, 2021 and December 31, 2020, respectively. The balance sheet amounts, with the exception of shareholders’ equity at June 30, 2021 and December 31, 2020 were translated at 6.46 RMB and 6.52 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the three months ended June 30, 2021 and 2020 were 6.47 RMB and 7.03 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the weighted average method in Wuge. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and recognize an impairment charge against the inventory when the carrying value exceeds net realizable value. As of June 30, 2021 and December 31, 2020, no obsolescence and cost in excess of net realizable value were recognized.

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

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues –Wuge digital door signs	$3,495,731	$-	$6,876,290	$-
Trading and others		46,482	-	46,482
Total revenues	$3,495,731	$46,482	$6,876,290	$46,482

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the six months ended June 30, 2021 and 2020. As of June 30, 2021, the Company’s PRC tax returns filed for 2018, 2019 and 2020 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the six months ended June 30, 2021 and 2020, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the six months ended June 30, 2021 and 2020.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Makesi WFOE is deemed to have a controlling financial interest and be the primary beneficiary of Wuge because it has both of the following characteristics:

(1)	The power to direct activities at Wuge that most significantly impact such entity’s economic performance, and

(2)	The obligation to absorb losses of, and the right to receive benefits from Wuge that could potentially be significant to such entity.

Accordingly, the accounts of Rong Hai and Wuge are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in the Company’s consolidated financial statements beginning on November 30, 2018.

The carrying amount of the VIE’s assets and liabilities are as follows:

	June 30,	December 31,
	2021	2020
Current assets	$7,039,432	$9,600,157
Property, plants and equipment, Intangible Assets	1,498,125	1,268,272
Other noncurrent assets	-	196,415
Goodwill	7,753,340	11,650,157
Total assets	16,290,897	22,715,001

Current liabilities	7,659,604	8,766,619
Non-current liabilities	-	33,698
Total liabilities	7,659,604	8,800,317
Net assets	$8,631,293	$13,914,684

	June 30,	December 31,
	2021	2020
Short-term loan	$-	$475,103
Accounts payable	464,389	1,037,723
Other payables and accrued liabilities	54,648	103,323
Other payables – related party	1,229,671	6,090,841
Tax payables	246,377	57,815
Customer Advances	5,664,519	900,522
Lease liabilities	-	101,292
Total current liabilities	7,659,604	8,766,619
Lease liabilities - noncurrent	-	33,698
Total liabilities	$7,659,604	$8,800,317

The summarized operating results of the VIE’s are as follows:

For the six months ended June 30, 2021
Operating revenues	$6,876,290
Gross profit	6,743,062
Loss from operations	1,095,420
Net loss	$1,095,420

Note 5 – Accounts receivable, net

Accounts receivable consist of the following:

	June 30, 2021	December 31, 2020
Accounts receivable	$-	$1,670,526
Less: Allowance for doubtful accounts	-	(598,936)
Total accounts receivable, net	$-	$1,071,590

Movement of allowance for doubtful accounts is as follows:

	June 30, 2021	December 31, 2020
Beginning balance	$-	$-
Beginning balance from Wuhan HOST	-	-
Beginning balance from Rong Hai	-	24,055
Addition	-	542,087
Recovery	-	-
Exchange rate effect	-	32,794
Ending balance	$-	$598,936

Note 6 – Inventories

Inventories consist of the following:

	June 30, 2021	December 31, 2020
Raw materials	$-	$-
Work in progress	-	-
Finished Goods	3,091	1,047,274
Total inventories	$3,091	$1,047,274

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2021	December 31, 2020
Office equipment and furniture	$6,441,952	$76,605
Automobile	-	272,902
Subtotal	6,441,952	349,507
Less: accumulated depreciation	(706,994)	(266,674)
Total	$5,734,958	$82,833

Depreciation expense for the six months ended June 30, 2021 and 2020 amounted to $706,506 and $8,403, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	June 30, 2021	December 31, 2020
Development of technology	$1,238,371	$1,226,072
Bitcoin	1,810,323
Software	604	598
Less: accumulated amortization	(252)	(149)
Net intangible assets	$3,049,046	$1,226,521

Amortization expense for the six months ended June 30, 2021 and 2020 amounted to $100 and $0, respectively.

As part of a make good provision in prior capital transaction entered into by the Company regarding the acquisition of certain crypto-mining machines, the Company received 54 crypto coin wallets holding Bitcoin with a total aggregate value of approximately $1.81 million. The Company has accounted for these coins as indefinite life intangible assets. The Company recorded the receipt of such coins as other income in its result of operations for the six months ended June 30, 2020.

Note 9 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Rong Hai	Wuge	Total
Balance as of December 31, 2020	$3,896,817	$7,753,340	$11,650,157
Disposal of the company	(3,896,817)	-	(3,896,817)
Balance as of June 30, 2021	$-	$7,753,340	$7,753,340

Note 10 – Related party balances and transactions

Related party balances

a.	Other receivable – related party:

Name of related party	Relationship	June 30, 2021	December 31, 2020
Chengdu Yuan Code Chain Technology Co. Ltd	A company controlled by former shareholder of the Company	$498,940	$230,134

The Company advanced funds to the related party for technical services.

b.	Other payables – related parties:

Name of related party	Relationship	June 30, 2021	December 31, 2020
Chuanliu Ni	Chief Executive Officer and director of a former subsidiary	$325,907	$325,907
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500
Qihai Wang	Shareholder of the Company	-	24,729
Total		$466,407	$491,136

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

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there are no impact of GILTI for the six months ended June 30, 2021 and 2020, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

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

Significant components of the provision for income taxes are as follows:

	For the three months ended June 30, 2021	For the three months ended June 30, 2020
Current	$(734,913)	$-
Deferred	-	-
Total provision for income taxes	$(734,913)	$-

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Current	$-	$-
Deferred	-	-
Total provision for income taxes	$-	$-

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	June 30, 2021	December 31, 2020
Net operating losses carried forward – U.S.	$5,426,667	$303,560
Net operating losses carried forward – PRC	-	-
Bad debt allowance	-	127,377
Valuation allowance	(5,426,667)	(303,560)
Deferred tax assets, net	$-	$127,377

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

Taxes payable consisted of the following:

	June 30, 2021	December 31, 2020
VAT taxes payable	$246,377	$1,589
Income taxes payable	-	70,914
Other taxes payable	-	136
Total	$246,377	$72,639

Note 12 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of June 30, 2021 and December 31, 2020, $4,804,404 and $998,717 and were deposited with various financial institutions located in the PRC, respectively. As of June 30, 2021 and December 31, 2020, $14,446,988 and $0 were deposited with one financial institution located in the U.S., respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Note 13 – Equity

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by Makesi WFOE only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the accompanying unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Makesi WFOE.

Makesi WFOE and Wuge are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Makesi WFOE may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. Wuge may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by State Administration of Foreign Exchange.

As a result of the foregoing restrictions, Makesi WFOE and Wuge are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Makesi WFOE and Wuge from transferring funds to China Sunlong in the form of dividends, loans and advances. As of June 30, 2021 and December 31, 2020, amounts restricted are the net assets of Makesi WFOE and Wuge which amounted to $877,953 and $ (216,935), respectively.

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

On June 30, 2020, the Company entered into a share purchase agreement (the “Agreement”) with Jiazhen Li, former CEO of the Company (the “Buyer”), Long Liao and Chunyong Zheng, who are former shareholders of Wuhan HOST Coating Materials Co., Ltd., an indirect subsidiary of the Company, (collectively the “Payees”). Pursuant to the Agreement, the Company agreed to sell and the Buyer agreed to purchase all the issued and outstanding ordinary shares of China Sunlong Environmental Technology Inc., a Cayman Islands company and a subsidiary of the Company (the “Sunlong Shares”). The Payees have a prior relationship with the Buyer and have agreed to be responsible for the payment of the purchase price on behalf of Buyer. The purchase price for the Sunlong Shares shall be $1,732,114, payable in consideration of cancellation of 1,012,932 shares of the Company owned by the Payees (the “CCNC Shares”). The CCNC Shares are valued at $1.71 per share, based on the closing price of the Company’s common stock on June 30, 2020.

On August 11, 2020, pursuant to certain securities purchase agreements dated May 1, 2020, the Company issued 1,674,428 shares of its common, at a per share purchase price of $1.50, to the eleven investors. The gross proceeds to the Company from this private placement were approximately $2.51 million.

On February 22, 2021, pursuant to a securities purchase agreement (the “Purchase Agreement”) with two institutional investors, the Company , closed (a) a registered direct offering (the “Registered Direct Offering”) for the sale of (i) 4,166,666 shares of common stock, par value $0.0001 of the Company (the “Shares”) and (ii) registered investor warrants, with a term of five years, exercisable immediately upon issuance, to purchase an aggregate of up to 1,639,362 shares of common stock (the “Registered Investor Warrant Shares”) at an exercise price of $6.72 per share, subject to adjustments thereunder, including a reduction in the exercise price, in the event of a subsequent offering at a price less than the then current exercise price, to the same price as the price in such offering (a “Price Protection Adjustment”) (the “Registered Investor Warrants”), and (b) a concurrent private placement (the “Private Placement” and collectively with the Registered Direct Offering, the “Offering”) for the sale of unregistered investor warrants, with a term of five and one-half years, first exercisable on the date that is the earlier of (i) six months after the date of issuance or (ii) the date on which the Company obtains stockholder approval approving the sale of all of the securities offered and sold under the Purchase Agreement (the “Stockholder Approval”) to purchase an aggregate of up to 2,527,304 shares of common stock (the “Unregistered Investor Warrant Shares”) at an exercise price of $6.72 per share, subject to adjustments thereunder, including (x) a Price Protection Adjustment and (y) in the event the exercise price is more than $6.10, a reduction of the exercise price to $6.10, upon obtaining the Stockholder Approval (the “Unregistered Investor Warrants”). The Shares, the Registered Investor Warrants, the Unregistered Investor Warrants, the Registered Investor Warrant Shares and the Unregistered Investor Warrant Shares are collectively referred to as the “Securities.” The Company received gross proceeds from the sale of the Securities of $24,999,996, before deducting placement agent fees and other Offering expenses. The Company intends to use the net proceeds from this Offering for working capital and general business purposes.

On February 23, 2021, the Company entered into an asset purchase agreement with Sichuan RiZhanYun Jisuan Co., Ltd. (the “Seller”), which was amended and restated on April 16, 2021, and further amended on May 28, 2021. Pursuant to the asset purchase agreement, the Company purchased a total of 10,000 Bitcoin mining machines (the “Assets”) for a total purchase price of RMB 40,000,000 or US$6,160,000 based on the exchange rate as of April 8, 2021 (the “Purchase Price”), payable in the form of 1,587,800 shares of common stock of the Company, valued at US$3.88 per share, which is the closing bid price of the common stock of the Company on the Nasdaq Stock Market on April 8, 2021. The Seller shall cause revenue and any other source of income from the operation of the Assets to be paid to the Company, payable in cryptocurrency to be deposited into a cryptocurrency wallet held by the Company on a daily basis. The Company shall issue to the Seller or its designees RMB 5,000,000 or US$770,000 worth of common stock of the Company (the “Bonus Shares”) if the Assets generate an average net profit per day/10,000 machines (the “Daily Profit”) on behalf of the Company during the one-year period from March 19, 2021 to March 19, 2022 (the “Valuation Period”) equals to RMB 200,000 or US$30,800 and if the Assets generate an average net profit per month/10,000 machines (the “Monthly Profit”) on behalf of the Company during the Valuation Period equals to RMB 6,000,000 or US$924,000. If the Daily Profit is more than RMB 200,000 or US$30,800 and the Monthly Profit is more than RMB 6,000,000 or US$924,000, the Company shall issue to the Seller or its designees additional shares of common stock in proportion to the amount that is in excess. If the Daily Profit is less than RMB 200,000 or US$30,800 or the Monthly Profit is less than RMB 6,000,000 or US$924,000, the Company shall not issue to the Seller or its designees any Bonus Shares and such month is deemed a “Re-evaluated Month”. At the end of the Valuation Period, the Monthly Profit of such Re-evaluated Month(s) shall be aggregated (the “Aggregate Profit”), and the Company shall issue RMB5,000,000 or US$770,000 worth of common stock of the Company for every RMB6,000,000 or US$924,000 in Aggregate Profit on a pro rata basis. Such Daily Profit and Monthly Profit shall be determined on a monthly basis on the first day of the next month. Such Bonus Shares and additional shares, when applicable, shall be issued on the fifteenth day of the next month.  For any month that has 28 days or 31 days, the Monthly Profit is calculated based on the actual number of days in the month. Notwithstanding the foregoing, no share pursuant to this Agreement shall be issued earlier than May 24, 2021 in any event. The total number of shares of common stock, including the Bonus Shares, issuable to the Seller or its designees pursuant to the Agreement shall in no event be more than 19.99% of the total shares issued and outstanding of Company as of the February 23, 2021, the date of the asset purchase agreement.

On June 1, 2021, the Company issued to a designee of the Seller 2,513,294 shares of common stock, consisted of (i) the Purchase Price in the form of 1,587,800 shares of common stock and (ii) 925,494 Bonus Shares, valued at US$2.51 per share, which is the closing bid price of the common stock of the Company on the Nasdaq Stock Market on May 12, 2021, for meeting and exceeding the Daily Profit and Monthly Profit benchmark.

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

The summary of warrant activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Warrants	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2020	9,079,348	4,539,674	$5.75	2.13
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
June 30, 2021	9,079,348	4,539,674	$5.75	1.63

The summary of option activity is as follows:

		Weighted	Average
		Average	Remaining
	Options	Exercise	Contractual
	Outstanding	Price	Life
December 31, 2020	824,000	$5.00	2.13
Granted/Acquired	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
June 30, 2021	824,000	$5.00	1.63

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

The following represents assets by division as of:

Total assets as of	June 30, 2021	December 31, 2020
Rong Hai and Tongrong WFOE	$-	$15,006,063
Wuge	16,290,897	2,304,566
CCNC, Citi Profit BVI and TMSR HK	28,823,086	7,824,490
Total Assets	$45,113,983	$25,135,119

Total revenues of	June 30, 2021	June 30, 2020
Rong Hai and Tongrong WFOE	$-	$-
Wuge	6,491,663	46,482
CCNC, Citi Profit BVI and TMSR HK	-	-
Total revenues	$6,491,663	$46,482

Note 16 – Discontinued Operations

The following depicts the financial position for the discounted operations of Wuhan Host, Shengrong WOFE, Tongrong WOFE and Rong Hai as of June 30, 2021 and December 31, 2020, and the result of operations for the discounted operations of Wuhan Host, Shengrong WOFE, Tongrong WOFE and Rong Hai for the six months ended June 30, 2021 and 2020. The results of operations for Shengrong HK and China Sunlong have been included in the results of discontinued operations up to June 30, 2020, which is the date when they were disposed and removed from balance sheet.

Results of Operations	For the six months ended June 30, 2021	For the six months ended June 30, 2020
REVENUES
Fuel materials	$4,890,734	$6,445,181
TOTAL REVENUES	4,890,734	6,445,181

COST OF REVENUES
Fuel materials	4,690,388	6,164,565
TOTAL COST OF REVENUES	4,690,388	6,164,565

GROSS PROFIT	200,346	280,616

OPERATING EXPENSES (INCOME)
Selling, general and administrative	160,254	227,007
Provision for (recovery of) doubtful accounts	-	(873,218)
TOTAL OPERATING EXPENSES	160,254	(646,211)

INCOME FROM OPERATIONS	40,092	926,827

OTHER INCOME (EXPENSE)
Interest income	75	1,334
Interest expense	(7,708)	(7,107)
Investment income	-	12,950
Other income (expense), net	8	-
Total other income (expense), net	(7,625)	7,177

INCOME BEFORE INCOME TAXES	32,467	934,004

PROVISION FOR INCOME TAXES	8,896	50,111

NET INCOME	$23,571	$883,893

Note 17 – Subsequent events

On July 28, 2021, Code Chain New Continent Limited (the “Company”) entered into an asset purchase agreement with certain seller(the “Seller”) pursuant to which the Company agreed to purchase from the Seller digital currency mining machines for a total purchase price of RMB 106,388,672.43, or US$ 16,442,109.95 (based on the exchange rate between RMB and USD of 1: 6.4705 as of July 8, 2021), payable in the form of 7,647,493 shares of common stock of the Company(“CCNC Shares”). The CCNC Shares are valued at $2.15 per share. The Company plans to use the assets to further develop its digital currency mining operation.

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

Recent Development

Asset Purchase Agreement dated February 23, 2021, as amended on April 16, 2021 and May 28, 2021

On February 23, 2021, the Company entered into an asset purchase agreement with Sichuan RiZhanYun Jisuan Co., Ltd. (the “Seller”), which was amended and restated on April 16, 2021, and further amended on May 28, 2021. Pursuant to the asset purchase agreement, the Company purchased a total of 10,000 Bitcoin mining machines (the “Assets”) for a total purchase price of RMB 40,000,000 or US$6,160,000 based on the exchange rate as of April 8, 2021 (the “Purchase Price”), payable in the form of 1,587,800 shares of common stock of the Company, valued at US$3.88 per share, which is the closing bid price of the common stock of the Company on the Nasdaq Stock Market on April 8, 2021. The Seller shall cause revenue and any other source of income from the operation of the Assets to be paid to the Company, payable in cryptocurrency to be deposited into a cryptocurrency wallet held by the Company on a daily basis. The Company shall issue to the Seller or its designees RMB 5,000,000 or US$770,000 worth of common stock of the Company (the “Bonus Shares”) if the Assets generate an average net profit per day/10,000 machines (the “Daily Profit”) on behalf of the Company during the one-year period from March 19, 2021 to March 19, 2022 (the “Valuation Period”) equals to RMB 200,000 or US$30,800 and if the Assets generate an average net profit per month/10,000 machines (the “Monthly Profit”) on behalf of the Company during the Valuation Period equals to RMB 6,000,000 or US$924,000. If the Daily Profit is more than RMB 200,000 or US$30,800 and the Monthly Profit is more than RMB 6,000,000 or US$924,000, the Company shall issue to the Seller or its designees additional shares of common stock in proportion to the amount that is in excess. If the Daily Profit is less than RMB 200,000 or US$30,800 or the Monthly Profit is less than RMB 6,000,000 or US$924,000, the Company shall not issue to the Seller or its designees any Bonus Shares and such month is deemed a “Re-evaluated Month”. At the end of the Valuation Period, the Monthly Profit of such Re-evaluated Month(s) shall be aggregated (the “Aggregate Profit”), and the Company shall issue RMB5,000,000 or US$770,000 worth of common stock of the Company for every RMB6,000,000 or US$924,000 in Aggregate Profit on a pro rata basis. Such Daily Profit and Monthly Profit shall be determined on a monthly basis on the first day of the next month. Such Bonus Shares and additional shares, when applicable, shall be issued on the fifteenth day of the next month.  For any month that has 28 days or 31 days, the Monthly Profit is calculated based on the actual number of days in the month. Notwithstanding the foregoing, no share pursuant to this Agreement shall be issued earlier than May 24, 2021 in any event. The total number of shares of common stock, including the Bonus Shares, issuable to the Seller or its designees pursuant to the Agreement shall in no event be more than 19.99% of the total shares issued and outstanding of Company as of the February 23, 2021, the date of the asset purchase agreement.

On June 1, 2021, the Company issued to a designee of the Seller 2,513,294 shares of common stock, consisted of (i) the Purchase Price in the form of 1,587,800 shares of common stock and (ii) 925,494 Bonus Shares, valued at US$2.51 per share, which is the closing bid price of the common stock of the Company on the Nasdaq Stock Market on May 12, 2021, for meeting and exceeding the Daily Profit and Monthly Profit benchmark.

Joint Venture Agreement dated June 1, 2021

On June 1, 2021, the Company entered into a joint venture agreement with Zhongyou Technology (Shenzhen) Co., Ltd. to jointly establish Zero Carbon Energy (Shenzhen) Co., Ltd. (the “Joint Venture”), a digital energy carbon neutral innovation platform which uses digital technology to open up the upstream and downstream of the energy industry chain to achieve carbon neutrality and boost the transformation and upgrading of the industry and carbon emission reduction. The registered capital of the Joint Venture shall be one million U.S. dollars, to be contributed by the Company. The Company will hold 51% interest of the Joint Venture.

Asset Purchase Agreement dated July 28, 2021

On July 28, 2021, the Company entered into an asset purchase agreement with certain seller pursuant to which the Company agreed to purchase from the seller digital currency mining machines for a total purchase price of RMB 106,388,672.43, or US$ 16,442,109.95 (based on the exchange rate between RMB and USD of 1: 6.4705 as of July 8, 2021), payable in the form of 7,647,493 shares of common stock of the Company(“CCNC Shares”). The CCNC Shares are valued at $2.15 per share. The Company plans to use the assets to further develop its digital currency mining operation.

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

Results of Operations

Three Months Ended June 30, 2021 vs. June 30, 2020

				Percentage
	2021	2020	Change	Change
Revenues –Wuge digital door signs	$3,495,731	-	$3,495,731	N/A
Revenues –Trading and others		46,482	(46,482)	(100.0)%
Total revenues	3,495,731	46,482	3,449,249	7,420.6%

Cost of Revenues –Wuge digital door signs	153,893	-	153,893	N/A
Cost of Revenues –Trading and others		7,612	(7,612)	(100.0)%
Total cost of revenues	153,893	7,612	146,281	1,921.7%

Gross profit	3,341,838	38,870	3,302,968	8,497.5%
Operating expenses	9,135,385	206,182	8,929,203	4,330.7%
Loss from operations	(5,793,547)	(167,312)	(5,626,235)	3,362.7%
Other income (expense), net	1,828,689	3,276	1,825,413	55,720.8%
Loss from continuing operations	(3,229,945)	(164,036)	(3,065,909)	1,869.0%
Discontinued operations:
Income (loss) from discontinued operations	-	(15,013)	15,013	(100.0)%
Loss on disposal, net of taxes	20,956	6,951,617	(6,930,661)	(99.7)%
Net (loss) income	(3,208,989)	6,772,568	(9,981,557)	(147.4)%

Revenues

The Company’s revenue consists of Wuge digital door signs. Total revenues increased by approximately $3.5 million, to approximately $3.5 million for the three months ended June 30, 2020, compared to approximately $0 million for the three months ended June 30, 2020. The increase was mainly due to the Wuge digital door signs began to promote.

Cost of Revenues

The Company’s cost of revenues consists of cost of Wuge digital door signs. Total cost of revenues increased by approximately $0.2 million, to approximately $0.2 million for the three months ended June 30, 2021, compared to approximately $0 million for the same period in 2020. Our total cost of revenues increase was attributable to the Company’s general increase in revenue for Wuge digital door signs.

Gross Profit

The Company’s gross profit increased by approximately $3.3 million, to approximately $3.3 million during the three months ended June 30, 2021, from approximately $0 for the three months ended June 30, 2020. The increase was due to the increase in the sales of Wuge digital door signs.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses increased by approximately $8.9 million, by approximately 4,330.7%, from approximately $0.2 million for the three months ended June 30, 2020 to approximately $9.1 million for the three months ended June 30, 2021. The increase was mainly due to increased employee compensation.

Loss from Operations

As a result of the foregoing, loss from operations for the three months ended June 30, 2021 was approximately $5.8 million, an increase of approximately $5.6 million, or approximately 3,362.7%, from approximately $0.2 million for the three months ended June 30, 2020. The increase was mainly due to increased bonus and the listing fee of Wuge digital door signs.

Net Loss (Income)

The Company’s net loss decreased by approximately $10.0 million, or 147.4%, to approximately $3.2 million net loss for the three months ended June 30, 2021, from approximately $6.8 million net income for the same period in 2020. The decrease was mainly due to increased bonus and the listing fee of Wuge digital door signs.

Six Months Ended June 30, 2021 vs. June 30, 2020

				Percentage
	2021	2020	Change	Change
Revenues –Wuge digital door signs	$6,876,290	-	$6,876,290	N/A
Revenues –Trading and others		46,482	(46,482)	(100.0)%
Total revenues	6,876,290	46,482	6,829,808	14,693.4%

Cost of Revenues –Wuge digital door signs	158,686	-	158,686	N/A
Cost of Revenues –Trading and others		7,612	(7,612)	(100.0)%
Total cost of revenues	158,686	7,612	151,074	1,984.7%

Gross profit	6,717,604	38,870	6,678,734	17,182.2%
Operating expenses	26,896,267	919,764	25,976,503	2,824.3%
Loss from operations	(20,178,663)	(880,894)	(19,297,769)	2,190.7%
Other income (expense), net	1,835,805	4,353	1,831,452	42,073.3%
Loss from continuing operations	(18,342,858)	(876,541)	(17,466,317)	1,992.6%
Discontinued operations:
Income (loss) from discontinued operations	23,571	883,893	(860,322)	(97.3)%
Loss (gain) on disposal, net of taxes	(11,234,496)	6,951,617	(18,186,113)	(261.6)%
Net (loss) income	(29,553,783)	6,958,969	(36,512,752)	(524.7)%

Revenues

The Company’s revenue consists of Wuge digital door signs. Total revenues increased by approximately $6.9 million, to approximately $6.9 million for the six months ended June 30, 2020, compared to approximately $0 million for the six months ended June 30, 2020. The increase was mainly due to the Wuge digital door signs began to promote.

Cost of Revenues

The Company’s cost of revenues consists of cost of Wuge digital door signs. Total cost of revenues increased by approximately $0.2 million, to approximately $0.2 million for the six months ended June 30, 2021, compared to approximately $0 million for the same period in 2020. Our total cost of revenues increase was attributable to the Company’s general increase in revenue for Wuge digital door signs.

Gross Profit

The Company’s gross profit increased by approximately $6.7 million, to approximately $6.7 million during the six months ended June 30, 2021, from approximately $0 million for the six months ended June 30, 2020. The increase was due to the increase in the sales of Wuge digital door signs.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses increased by approximately $26.0 million, by approximately 2,824.3%, from approximately $0.9 million for the six months ended June 30, 2020 to approximately $27.0 million for the six months ended June 30, 2021. The increase was mainly due to increased employee compensation.

Loss from Operations

As a result of the foregoing, loss from operations for the six months ended June 30, 2021 was approximately $20.2 million, an increase of approximately $19.3 million, or approximately 2,190.7%, from approximately $0.9 million for the six months ended June 30, 2020. The increase was mainly due to increased employee compensation.

Net Loss (Income)

The Company’s net loss increased by approximately $36.5 million, or 524.7%, to approximately $29.6 million net loss for the six months ended June 30, 2021, from approximately $7.0 million net income for the same period in 2020. The increase was mainly due to the disposal of certain subsidiaries.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of June 30, 2021, our net working capital was approximately $21.7 million, over 7% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $22.1 million and is expected to continue to generate cash flow from operations in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2021 and 2020.

	For the Six Months ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(3,333,791)	$1,005,663
Net cash used in investing activities	(521,322)	(4,502,936)
Net cash provided by financing activities	22,795,027	3,013,714
Effect of exchange rate change on cash	3,368	(60,489)
Net change in cash	$18,943,282	$(544,047)

As of June 30, 2021 and December 31, 2020, the Company had cash in the amount of $19,251,392 and $998,717, respectively. As of June 30, 2021 and December 31, 2020, $4,804,404 and $998,717 and were deposited with various financial institutions located in the PRC, respectively. As of June 30, 2021 and December 31, 2020, $14,446,988 and $0 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $3.3 million for the six months ended June 30, 2021, as compared to approximately $1.0 million net cash provided by operating activities for the six months ended June 30, 2020. Net cash provided by operating activities was mainly due to the decrease of approximately $0.5 million other receivables, the increase of approximately $8.0 million of prepayments, and the increase of approximately $5.0 million of customer deposits, and the decrease of approximately $0.2 million of taxes payable.

Investing activities

Net cash used in investing activities was approximately $0.5 million for the six months ended June 30, 2021, as compared to approximately $4.5 million net cash used in investing activities for the six months ended June 30, 2020. Net cash used in investing activities for the six months ended June 30, 2021 was due to approximately $0.3 million spending on purchase of equipment and $0.3 million by disposal of discontinued operations.

Financing activities

Net cash provided by financing activities was approximately $22.8 million for the six months ended June 30, 2021, as compared to approximately $3.0 million net cash used in financing activities for the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2021 was due to approximately $0.3 million proceeds from short-term loans – bank and $22.5 million proceeds from issuance of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a).
31.3	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.4	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the President required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.3	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.4	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODE CHAIN NEW CONTINENT LIMITED

Date: August 12, 2021	By:	/s/ Weidong (David) Feng
	Name:	Weidong (David) Feng
	Title:	Chief Executive Officer and Co-Chairman of the Board
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Yi Li
	Name:	Yi Li
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)