Form 10-Q
period 2021-09-30
Code Chain New Continent Ltd
filed 2021-11-22
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2021, there were 46,077,110 shares of the Company’s common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CCNC	Nasdaq Capital Market

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,383,906	$998,717
Short term investment	-	3,295,070
Accounts receivable, net	-	1,071,590
Other receivables, net	104,503	555,433
Other receivable - related party	504,456	230,134
Inventories	13,473	1,047,274
Prepayments	21,916,404	4,780,975
Total current assets	30,922,742	11,979,193

PLANT AND EQUIPMENT, NET	5,240,523	82,833

RIGHT-OF-USE ASSETS	-	69,038

OTHER ASSETS
Goodwill	7,753,340	11,650,157
Intangible assets, net	3,137,781	1,226,521
Deferred tax assets	-	127,377
Total other assets	10,891,121	13,004,055

Total assets	$47,054,386	$25,135,119

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$-	$475,103
Accounts payable	136,535	1,126,091
Other payables and accrued liabilities	12,048	21,883
Other payables - related parties	466,407	491,136
Customer deposits	10,581,943	900,522
Lease liabilities - current	-	101,292
Taxes payable	302,061	72,639
Total current liabilities	11,498,994	3,188,666

OTHER LIABILITIES
Lease liabilities - noncurrent	-	33,698
Total other liabilities	-	33,698

Total liabilities	11,498,994	3,222,364

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 46,077,110 and 29,176,026 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4,608	2,918
Additional paid-in capital	83,034,373	20,022,427
Stock subscriptions receivable	(16,442,110)	-
(Accumulated deficit) retained earnings	(31,241,058)	951,773
Accumulated other comprehensive loss	199,579	935,637
Total shareholders’ equity	35,555,392	21,912,755

Total liabilities and shareholders’ equity	$47,054,386	$25,135,119

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Wuge digital door signs	$2,665,702	$-	$9,541,992	$-
Trading and others	-	(45,759)	-	723
TOTAL REVENUES	2,665,702	(45,759)	9,541,992	723

COST OF REVENUES
Wuge digital door signs	40,656	-	199,342	-
Trading and others	-	4,711	-	12,323
TOTAL COST OF REVENUES	40,656	4,711	199,342	12,323

GROSS PROFIT	2,625,046	(50,470)	9,342,650	(11,600)

OPERATING EXPENSES (INCOME)
Selling, general and administrative	5,852,606	570,999	32,748,873	752,314
Provision for (recovery of) doubtful accounts	-	(738,449)	-	-
TOTAL OPERATING EXPENSES (INCOME)	5,852,606	(167,450)	32,748,873	752,314

INCOME FROM OPERATIONS	(3,227,560)	116,980	(23,406,223)	(763,914)

OTHER INCOME (EXPENSE)
Interest income	15,744	(2,794)	35,106	5,935
Interest expense	-	4,375	-	-
Investment income	-	-	-	-
Other income (expense), net	557,107	-	2,373,550	(1)
Total other income (expense), net	572,851	1,581	2,408,656	5,934

LOSS(INCOME) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(2,654,709)	118,561	(20,997,567)	(757,980)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS(INCOME) FROM CONTINUING OPERATIONS	(2,654,709)	118,561	(20,997,567)	(757,980)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	-	(459,119)	23,571	424,774
Gain on disposal, net of taxes	15,661	(151,318)	(11,218,835)	6,800,299

Net loss	(2,639,048)	(491,876)	(32,192,831)	6,467,093

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	3,386	1,203,719	(736,058)	496,479

COMPREHENSIVE LOSS（INCOME）	$(2,635,662)	$711,843	$(32,928,889)	$6,963,572

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	37,608,252	28,787,800	37,608,252	28,208,444

Earnings per share from continuing operations
Basic and diluted	(0.07)	(0.00)	(0.58)	(0.03)

Earnings per share from discontinued operations
Basic and diluted	0.00	(0.02)	(0.30)	0.26

Earnings per share available to common shareholders
Basic and diluted*	$(0.07)	$(0.02)	$(0.90)	$0.23

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2020
					Additional	Retained Earnings		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2020	-	$-	20,821,661	$2,082	$8,350,861	-	$(1,558,683)	$(832,267)	$5,961,993
Net income	-		-	-	-	-	6,467,093	-	6,467,093
Issuance of common stock for acquisition	-	-	4,000,000	400	7,199,600	-	-	-	7,200,000
Issuance of common stock for cash			5,367,297	537	6,203,979	-	-	-	6,204,516
The cancellation of the common stock			(1,012,932)	(101)	(1,732,013)				(1,732,114)
Foreign currency translation	-	-	-	-	-	-	-	496,479	496,479
BALANCE, September 30, 2020 (Unaudited)	-	$-	29,176,026	$2,918	20,022,427	$-	$4,908,410	$(335,788)	$24,597,967

	For the Nine Months Ended September 30, 2021
					Additional	Stock	Retained Earnings		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2021	-	-	29,176,026	2,918	20,022,427	-	-	951,773	935,637	21,912,755
Net loss	-	-	-	-	-	-	-	(32,192,831)	-	(32,192,831)
Issuance of common stock for Bonus	-	-	925,494	92	2,563,526	-				2,563,618
Issuance of common stock for purchase Bitcoin mining machines	-	-	1,587,800	159	6,159,841	-				6,160,000
Issuance of common stock for purchase digital currency mining machines			7,647,493	765	16,441,346	-				16,442,111
Issuance of shares for cash	-	-	4,166,666	417	22,539,579	-	-	-	-	22,539,996
Issuance of common stock for employee compensation	-	-	3,000,000	300	16,923,550	-	-	-	-	16,923,850
The cancellation of the common stock	-	-	(426,369)	(43)	(1,615,896)	-	-	-	-	(1,615,939)
Issuance of common stock						(16,442,110)				(16,442,110)
Foreign currency translation	-	-	-	-	-	-	-	-	(736,058)	(736,058)
BALANCE, September 30, 2021 (Unaudited)	-	$-	46,077,110	$4,608	$83,034,373	$(16,442,110)	$-	$(31,241,058)	$199,579	$35,555,392

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(32,192,831)	$6,467,093
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	1,237,480	14,250
Amortization of intangible assets	151	93
Issuance of common stock for employee compensation	16,923,850
Issuance of common stock for bonus	2,563,618
Disposal of the company	11,218,835	(7,911,096)
Deferred tax provision		37,444
Bitcoin revenue	(2,366,518)
Change in operating assets and liabilities
Notes receivable	-	42,902
Accounts receivables	(419,509)	652,449
Other receivables	439,725	(40,106)
Other receivable - related party	(273,570)	13,329
Inventories	(599,768)	(193,695)
Prepayments	(21,217,981)	(687,356)
Accounts payable	(420,377)	668,000
Other payables and accrued liabilities	145,934	313,319
Customer deposits	10,094,951	1,155,086
Lease liabilities	3,227	16,512
Taxes payable	263,930	2,829
Net cash provided by (used in) operating activities	(14,598,852)	551,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from acquisition of Wuge		288,788
Net decrease in cash from disposal of discontinued operations	(271,099)	(470,576)
Purchase of Intangible assets	463,679	(1,144,624)
Purchase of financial products	-	(3,074,679)
Purchase of equipment	(287,821)	(68,188)
Net cash used in investing activities	(95,241)	(4,469,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	22,539,996	2,511,657
Proceeds from short-term loans - bank	255,023	443,326
Repayments of other payable - related parties	-	-
Net cash provided by financing activities	22,795,019	2,954,983

EFFECT OF EXCHANGE RATE ON CASH	(25,129)	(56,922)

NET (DECREASE)/INCREASE IN CASH	8,075,796	(1,020,165)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	308,110	2,483,567
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,383,906	$1,463,402

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$19,468
Cash paid for interest	$7,708	$12,598

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for Bonus	$2,563,618	$-
Issuance of common stock for purchase Bitcoin mining machines	6,160,000	-
Issuance of common stock for purchase digital currency mining machines	16,442,111
Issuance of common stock for employee compensation	16,923,850	-
The cancellation of the common stock	1,615,939	1,732,014
Bitcoin revenue	2,366,518	-
Initial recognition of right-of-use assets and lease liabilities	$-	$251,598

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

The accompanying consolidated financial statements reflect the activities of CCNC and each of the following entities:

Name	Background		Ownership
China Sunlong[3]	●	A Cayman Islands company	100% owned by the Company

Shengrong BVI[3]	●	A British Virgin Island company	100% owned by China Sunlong
	●	Incorporated on June 30, 2015

Citi Profit BVI	●	A British Virgin Island company	100% owned by the Company
	●	Incorporated on April 2019

Shengrong HK3	●	A Hong Kong company	100% owned by Shengrong BVI
	●	Incorporated on September 25, 2015

TMSR HK	●	A Hong Kong company	100% owned by Citi Profit BVI
	●	Incorporated on April 2019

Shengrong WFOE[3]	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Shengrong HK
	●	Incorporated on March 1, 2016
	●	Registered capital of USD 12,946 (HKD100,000), fully funded
	●	Purchase and sales of high efficiency permanent magnetic separator and comprehensive utilization system
	●	Trading of processed industrial waste materials

Tongrong WFOE[4]	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TMSR HK
	●	Incorporated on August 2019

Makesi WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TMSR HK
	●	Incorporated on December 2020

Name	Background		Ownership
Hubei Shengrong[2]	●	A PRC limited liability company	100% owned by Shengrong WFOE
	●	Incorporated on January 14, 2009
	●	Registered capital of USD 4,417,800 (RMB 30,000,000), fully funded
	●	Production and sales of high efficiency permanent magnetic separator and comprehensive utilization system.
	●	Trading of processed industrial waste materials

Wuhan HOST[3]	●	A PRC limited liability company	100% owned by Shengrong WFOE
	●	Incorporated on October 27, 2010
	●	Registered capital of USD 750,075 (RMB 5,000,000), fully funded
	●	Research, development, production and sale of coating materials.

Shanghai Host Coating Materials Co., Ltd.[3]	●	A PRC limited liability company
	●	Incorporated on December 11, 2014
	●	Registered capital of USD 3,184,371 (RMB 20,000,000), to be fully funded by November 2024
	●	No operations and no capital contribution has been made as of December 31, 2018	80% owned by Wuhan HOST

Wuhan HOST Coating Materials Xiaogan Co., Ltd.[3]	●	A PRC limited liability company	90% owned by Wuhan HOST
	●	Incorporated on December 25, 2018
	●	Registered capital of USD 11,595,379 (RMB 80,000,000), to be fully funded by December 2028
	●	No operations and no capital contribution has been made as of December 31, 2018

Rong Hai[4]	●	A PRC limited liability company	VIE of Tongrong WFOE
	●	Incorporated on May 20, 2009
	●	Registered capital of USD 3,171,655 (RMB 20,180,000), fully funded
	●	Coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap

Wuge	●	A PRC limited liability company	VIE of Makesi WFOE
	●	Incorporated on July 4, 2019

TJComex BVI[1]	●	A British Virgin Island company	100% owned by China Sunlong
	●	Incorporated on March 8, 2016

TJComex HK1	●	A Hong Kong company	100% owned by TJComex BVI
	●	Incorporated on March 19, 2014

TJComex WFOE[1]	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TJComex HK
	●	Incorporated on March 10, 2004
	●	Registered capital of USD 200,000

TJComex Tianjin[1]	●	A PRC limited liability company	100% owned by TJComex WFOE
	●	Incorporated on November 19, 2007
	●	Registered capital of USD 7,809,165 (RMB 55,000,000)
	●	General merchandise trading business and related consulting services

[1]	Disposed on April 2, 2018
[2]	Disposed on December 27, 2018
[3]	Disposed on June 30, 2020
[4]	Disposed on March 31, 2021

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

Translation adjustments included in accumulated other comprehensive loss amounted to $199,579 and $935,637 as of September 30, 2021 and December 31, 2020, respectively. The balance sheet amounts, with the exception of shareholders’ equity at September 30, 2021 and December 31, 2020 were translated at 6.49 RMB and 6.52 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the nine months ended September 30, 2021 and 2020 were 6.47 RMB and 6.99 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the weighted average method in Wuge. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and recognize an impairment charge against the inventory when the carrying value exceeds net realizable value. As of September 30, 2021 and December 31, 2020, no obsolescence and cost in excess of net realizable value were recognized.

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

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues – Wuge digital door signs	$2,665,702	$-	$9,541,992	$-
Trading and others		(45,759)	-	723
Total revenues	$2,665,702	$(45,759)	$9,541,992	$723

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, the Company’s PRC tax returns filed for 2018, 2019 and 2020 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the nine months ended September 30, 2021 and 2020, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the nine months ended September 30, 2021 and 2020.

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	September 30,	December 31,
	2021	2020
Current assets	$9,930,745	$9,600,157
Property, plants and equipment, Intangible Assets	1,049,564	1,268,272
Other noncurrent assets	-	196,415
Goodwill	7,753,340	11,650,157
Total assets	18,733,649	22,715,001

Current liabilities	12,562,464	8,766,619
Non-current liabilities	-	33,698
Total liabilities	12,562,464	8,800,317
Net assets	$6,171,185	$13,914,684

	September 30,	December 31,
	2021	2020
Short-term loan	$-	$475,103
Accounts payable	-	1,037,723
Other payables and accrued liabilities	145,235	103,323
Other payables – related party	1,533,225	6,090,841
Tax payables	302,061	57,815
Customer Advances	10,581,943	900,522
Lease liabilities	-	101,292
Total current liabilities	12,562,464	8,766,619
Lease liabilities - noncurrent	-	33,698
Total liabilities	$12,562,464	$8,800,317

The summarized operating results of the VIE’s are as follows:

For the nine months ended September 30, 2021
Operating revenues	$9,541,992
Gross profit	9,384,552
Loss from operations	(1,368,074)
Net loss	$(1,368,074)

Note 5 – Accounts receivable, net

Accounts receivable consist of the following:

	September 30, 2021	December 31, 2020
Accounts receivable	$-	$1,670,526
Less: Allowance for doubtful accounts	-	(598,936)
Total accounts receivable, net	$-	$1,071,590

Movement of allowance for doubtful accounts is as follows:

	September 30, 2021	December 31, 2020
Beginning balance	$-	$-
Beginning balance from Wuhan HOST	-	-
Beginning balance from Rong Hai	-	24,055
Addition	-	542,087
Recovery	-	-
Exchange rate effect	-	32,794
Ending balance	$-	$598,936

Note 6 – Inventories

Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materialsc	$-	$-
Work in progress	-	-
Finished Goods	13,473	1,047,274
Total inventories	$13,473	$1,047,274

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2021	December 31, 2020
Office equipment and furniture	$6,262,187	$76,605
Automobile	216,175	272,902
Subtotal	6,478,362	349,507
Less: accumulated depreciation	(1,237,839)	(266,674)
Total	$5,240,523	$82,833

Depreciation expense for the nine months ended September 30, 2021 and 2020 amounted to $1,237,839 and $14,250, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	September 30, 2021	December 31, 2020
Development of technology	$770,962	$1,226,072
Bitcoin	2,366,518
Software	601	598
Less: accumulated amortization	(301)	(149)
Net intangible assets	$3,137,780	$1,226,521

Amortization expense for the nine months ended September 30, 2021 and 2020 amounted to $301 and $112, respectively.

As part of a make good provision in prior capital transaction entered into by the Company regarding the acquisition of certain crypto-mining machines, the Company received 54 crypto coin wallets holding Bitcoin with a total aggregate value of approximately $1.81 million. The Company has accounted for these coins as indefinite life intangible assets. The Company recorded the receipt of such coins as other income in its result of operations for the nine months ended September 30, 2020.

Note 9 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Rong Hai	Wuge	Total
Balance as of December 31, 2020	$3,896,817	$7,753,340	$11,650,157
Disposal of the company	(3,896,817)	-	(3,896,817)
Balance as of September 30, 2021	$-	$7,753,340	$7,753,340

Note 10 – Related party balances and transactions

Related party balances

a.	Other receivable – related party:

Name of related party	Relationship	September 30, 2021	December 31, 2020
Chengdu Yuan Code Chain Technology Co. Ltd	A company controlled by former shareholder of the Company	$504,456	$230,134

The Company advanced funds to the related party for technical services.

b.	Other payables – related parties:

Name of related party	Relationship	September 30, 2021	December 31, 2020
Chuanliu Ni	Chief Executive Officer and director of a former subsidiary	$325,907	$325,907
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500
Qihai Wang	Shareholder of the Company	-	24,729
Total		$466,407	$491,136

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 11 – Taxes

Income tax

United States

CCNC was organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018. CCNC’s U.S. net operating loss for the nine months ended September 30, 2021 amounted to approximately $26.5 million. As of September 30, 2021, CCNC’s net operating loss carry forward for United States income taxes was approximately $5.6 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there are no impact of GILTI for the nine months ended September 30, 2021 and 2020, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

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

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	September 30, 2021	December 31, 2020
Net operating losses carried forward – U.S.	$5,463,533	$303,560
Net operating losses carried forward – PRC	-	-
Bad debt allowance	-	127,377
Valuation allowance	(5,463,533)	(303,560)
Deferred tax assets, net	$-	$127,377

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

Taxes payable consisted of the following:

	September 30, 2021	December 31, 2020
VAT taxes payable	$302,061	$1,589
Income taxes payable	-	70,914
Other taxes payable	-	136
Total	$302,061	$72,639

Note 12 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of September 30, 2021 and December 31, 2020, $7,220,994 and $998,717 and were deposited with various financial institutions located in the PRC, respectively. As of September 30, 2021 and December 31, 2020, $1,162,912 and $0 were deposited with one financial institution located in the U.S., respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

As a result of the foregoing restrictions, Makesi WFOE and Wuge are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Makesi WFOE and Wuge from transferring funds to China Sunlong in the form of dividends, loans and advances. As of September 30, 2021 and December 31, 2020, amounts restricted are the net assets of Makesi WFOE and Wuge which amounted to $(1,013,341) and $(216,935), respectively.

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

On July 28, 2021, the Company entered into an asset purchase agreement with certain seller(the “Seller”) pursuant to which the Company agreed to purchase from the Seller digital currency mining machines for a total purchase price of RMB 106,388,672.43, or US$ 16,442,109.95 (based on the exchange rate between RMB and USD of 1: 6.4705 as of July 8, 2021), payable in the form of 7,647,493 shares of common stock of the Company(“CCNC Shares”). The CCNC Shares are valued at $2.15 per share. The Company plans to use the assets to further develop its digital currency mining operation.

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

The summary of warrant activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Warrants	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2020	9,079,348	4,539,674	$5.75	2.13
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
September 30, 2021	9,079,348	4,539,674	$5.75	1.37

The summary of option activity is as follows:

		Weighted	Average
		Average	Remaining
	Options	Exercise	Contractual
	Outstanding	Price	Life
December 31, 2020	824,000	$5.00	2.13
Granted/Acquired	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
September 30, 2021	824,000	$5.00	1.37

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

The following represents assets by division as of:

Total assets as of	September 30, 2021	December 31, 2020
Rong Hai and Tongrong WFOE	$-	$15,006,063
Wuge	18,425,264	2,304,566
CCNC, Citi Profit BVI and TMSR HK	28,629,122	7,824,490
Total Assets	$47,054,386	$25,135,119

Total revenues of	September 30, 2021	September 30, 2020
Rong Hai and Tongrong WFOE	$-	$-
Wuge	9,541,992	723
CCNC, Citi Profit BVI and TMSR HK	-	-
Total revenues	$9,541,992	$723

Note 16 – Discontinued Operations

The following depicts the financial position for the discounted operations of Wuhan Host, Shengrong WOFE, Tongrong WOFE and Rong Hai as of September 30, 2021 and December 31, 2020, and the result of operations for the discounted operations of Wuhan Host, Shengrong WOFE, Tongrong WOFE and Rong Hai for the nine months ended September 30, 2021 and 2020. The results of operations for Shengrong HK and China Sunlong have been included in the results of discontinued operations up to June 30, 2020, which is the date when they were disposed and removed from balance sheet.

Results of Operations	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
REVENUES
Fuel materials	$4,890,734	$8,956,705
TOTAL REVENUES	4,890,734	8,956,705

COST OF REVENUES
Fuel materials	4,690,388	8,546,438
TOTAL COST OF REVENUES	4,690,388	8,546,438

GROSS PROFIT	200,346	410,267

OPERATING EXPENSES (INCOME)
Selling, general and administrative	160,254	96,245
Provision for (recovery of) doubtful accounts	-	(149,775)
TOTAL OPERATING EXPENSES	160,254	(53,530)

INCOME FROM OPERATIONS	40,092	463,797

OTHER INCOME (EXPENSE)
Interest income	75	1,632
Interest expense	(7,708)	(12,598)
Investment income	-	14,102
Other income (expense), net	8	-
Total other income (expense), net	(7,625)	3,136

INCOME BEFORE INCOME TAXES	32,467	466,933

PROVISION FOR INCOME TAXES	8,896	42,159

NET INCOME	$23,571	$424,774

Note 17 – Subsequent events

On October 1, 2021, Mr. Weidong (David) Feng tendered his resignation as Co-Chief Executive Officer of the Company, effective October 6, 2021. Mr. Feng’s resignation was not a result of any disagreement with the Company’s operations, policies or procedures.

On October 1, 2021, Mr. Zijing (Ryan) Xu tendered his resignation as Chief Strategy Officer of the Company, effective October 6, 2021. Mr. Xu’s resignation was not a result of any disagreement with the Company’s operations, policies or procedures.

On October 7, 2021, approved by the Board of Directors and the Nominating and Corporate Governance Committee, Mr. Tingjun Yang, the Chief Executive Officer of the Company, was appointed as a director of the Company, effective October 7, 2021, until the Company’s next annual meeting of shareholders and until his successor is duly elected and qualified, or until his earlier death, resignation or removal.

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

Overview

Code Chain New Continent Limited (formerly known as TMSR Holding Company Limited and JM Global Holding Company, the “Company” or “CCNC”), through its subsidiaries and controlled entities, focused its business on the research, development and application of Internet of Things (IoT) and electronic tokens through Wuge Network Games Co., Ltd. (“Wuge”), an entity contractually controlled by the Company. Prior to March 30, 2021, we were also engaged in coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap through Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), an entity contractually controlled by the Company. On March 30, 2021, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company (the “Buyer”), and Qihai Wang, former director of the Company (the “Payee”). Pursuant to the agreement, the Company agreed to sell and the Buyer agreed to purchase all the issued and outstanding ordinary shares (the “Tongrong Shares”) of Tongrong Technology (Jiangsu) Co., Ltd. (“Tongrong WFOE”), a PRC company and an indirect subsidiary of the Company. The Payee agreed to be responsible for the payment of the purchase price on behalf of Buyer. On March 31, 2021, the Company closed the sale of the Tongrong Shares and caused the CCNC Shares to be cancelled. Tongrong WFOE contractually controls Rong Hai. The sale of Tongrong Shares included disposition of Rong Hai. As a result, as of March 31, 2021, operations of Tongrong WFOE and Rong Hai have been designated as discontinued operations.

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

Asset Purchase Agreement dated July 28, 2021

On July 28, 2021, the Company entered into an asset purchase agreement with certain seller pursuant to which the Company purchased from the seller digital currency mining machines for a total purchase price of RMB 106,388,672.43, or US$ 16,442,109.95 (based on the exchange rate between RMB and USD of 1: 6.4705 as of July 8, 2021). In exchange, the Company issued 7,647,493 shares of common stock of the Company, valued at $2.15 per share. The Company plans to use the assets to develop its digital currency mining operation.

Asset Purchase Agreement dated September 27, 2021

On September 27, 2021, the Company entered into an asset purchase agreement with Shenzhen Jindeniu Electronics Limited, pursuant to which the Company agreed to purchase certain storage servers (the “Assets”) for cloud computing, for a total purchase price of US$15,922,303. The Company plans to use the assets to develop its digital currency mining operation.

Key Factors that Affect Operating Results

Wuge’s growth strategy is substantially dependent upon our ability to market our intended products and services successfully to prospective clients in China. This requires that we heavily rely upon our development and marketing partners. Failure to select the right development and marketing partners will significantly delay or prohibit our ability to develop our intended products and services, market the products and gain market acceptance. Our intended products and services may not achieve significant market acceptance. If acceptance is achieved, it may not be sustained for any significant period of time. Failure of our intended products and services to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions and the results of our operations.

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

As a result, our operations in China and U.S. have been materially affected. Our office in Hubei Province, China were closed since the lockdown was enforced on January 23, 2020. The economic disruption caused by COVID-19 were catastrophic for our waste management business in Wuhan, which had no revenue and negative operating income since the fourth quarter of 2019 and no revenue or operating income for the first and second quarter of 2020. We lost employees, suppliers and customers and were not been able to recover. As a result, we sold our businesses located in Wuhan. In particular, on June 30, 2020, the Company disposed China Sunlong and its subsidiaries, including Shengrong Environmental Protection Holding Company Limited (“Shengrong BVI”), a British Virgin Islands company, Hong Kong Shengrong Environmental Company Limited (“Sunrong HK”), a Hong Kong company, Shengrong Environmental Protection Technology (Wuhan) Co., Ltd. (“Shengrong WFOE”), PRC company, and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a PRC company, pursuant to a share purchase agreement with Jiazhen Li, a former Chief Executive Officer of the Company, and Long Liao and Chunyong Zheng, former shareholders of Wuhan Host. Pursuant to the share purchase agreement, the Company sold 100% equity interests in China Sunlong to Jiazhen Li in exchange for forfeition and cancellation of all 1,012,932 shares of common stock of the Company held by Long Liao and Chunyong Zheng. In addition, our offices in Jiangsu Province and Sichuan Province in China were temporarily closed from early February until early March 2020. We have seen a slowdown in revenue growth in fiscal year 2020 and the three quarters of 2021.

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

Results of Operations

Three Months Ended September 30, 2021 vs. September 30, 2020

				Percentage
	2021	2020	Change	Change
Revenues –Wuge digital door signs	$2,665,702	-	$2,665,702	N/A
Revenues –Trading and others		(45,759)	45,759	(100.0)%
Total revenues	2,665,702	(45,759)	2,711,461	N/A

Cost of Revenues –Wuge digital door signs	40,656	-	40,656	N/A
Cost of Revenues –Trading and others		4,711	(4,711)	(100.0)%
Total cost of revenues	40,656	4,711	35,945	763.0%

Gross profit	2,625,046	(50,470)	2,675,516	N/A
Operating expenses	5,852,606	(167,450)	6,020,056	N/A
Loss（income） from operations	(3,227,560)	116,980	(3,334,540)	N/A
Other income, net	572,851	1,581	571,270	36133.5%
Loss (income) from continuing operations	(2,654,709)	118,561	(2,773,270)	N/A
Discontinued operations:
Loss from discontinued operations	-	(459,119)	459,119	(100.0)%
Gain (loss) on disposal, net of taxes	15,661	(151,318)	166,979	(110.3)%
Loss income	(2,639,048)	(491,876)	(2,147,172)	436.5%

Revenues

The Company’s revenue consists of Wuge digital door signs. Total revenues increased by approximately $2.6 million, to approximately $2.6 million for the three months ended September 30, 2021, compared to approximately $(45,759) for the three months ended September 30, 2020. The increase was mainly due to the company’s increased effort in promoting the Wuge digital door signs.

Cost of Revenues

The Company’s cost of revenues consists of cost of Wuge digital door signs. Total cost of revenues increased by approximately $35,945, to approximately $40,656 for the three months ended September 30, 2021, compared to approximately $4,711 for the same period in 2020. Our total cost of revenues increase was attributable to the Company’s general increase in revenue for Wuge digital door signs.

Gross Profit

The Company’s gross profit increased by approximately $2.6 million, to approximately $2.6 million during the three months ended September 30, 2021, from approximately $(50,470) for the three months ended September 30, 2020. The increase was due to the increase in the sales of Wuge digital door signs.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses increased by approximately $6 million from approximately ($0.16) million for the three months ended September 30, 2020 to approximately $5.8 million for the three months ended September 30, 2021. The increase was mainly due to the increased the listing fee of Wuge digital door signs.

Loss from Operations

As a result of the foregoing, loss from operations for the three months ended September 30, 2021 was approximately $3.1 million, an increase of approximately $3.2 million, or approximately 2762.1%, from approximately $0.1 million for the three months ended September 30, 2020. The increase was mainly due to increased bonus and the listing fee of Wuge digital door signs.

Net Loss (Income)

The Company’s net loss decreased by approximately $2.0 million, or 413.5%, to approximately $2.6 million net loss for the three months ended September 30, 2021, from approximately $0.5 million net loss for the same period in 2020. The decrease was mainly due to increased bonus and the listing fee of Wuge digital door signs.

Nine Months Ended September 30, 2021 vs. September 30, 2020

				Percentage
	2021	2020	Change	Change
Revenues –Wuge digital door signs	$9,541,992	-	$9,541,992	N/A
Revenues –Trading and others		723	(723)	(100.0)%
Total revenues	9,541,992	723	9,541,269	1319677.6%

Cost of Revenues –Wuge digital door signs	199,342	-	199,342	N/A
Cost of Revenues –Trading and others		12,323	(12,323)	(100.0)%
Total cost of revenues	199,342	12,323	187,019	1517.6%

Gross profit	9,342,650	(11,600)	9,354,250	N/A
Operating expenses	32,748,873	752,314	31,996,559	4253.1%
Loss from operations	(23,406,223)	(763,914)	(22,642,309)	2964.0%
Other income, net	2,408,656	5,934	2,402,722	40490.8%
Loss from continuing operations	(20,997,567)	(757,980)	(20,239,587)	2670.2%
Discontinued operations:
Income from discontinued operations	23,571	424,774	(401,203)	94.5%
Loss (gain) on disposal, net of taxes	(11,218,835)	6,800,299	(18,019,134)	(265.0)%
Net (loss) income	(32,192,831)	6,467,093	(38,659,924)	N/A

Revenues

The Company’s revenue consists of Wuge digital door signs. Total revenues increased by approximately $9.5 million, to approximately $9.5 million for the nine months ended September 30, 2021, compared to approximately $0 million for the nine months ended September 30, 2020. The increase was mainly due to the company’s increased effort in promoting the Wuge digital door signs.

Cost of Revenues

The Company’s cost of revenues consists of cost of Wuge digital door signs. Total cost of revenues increased by approximately $0.2 million, to approximately $0.2 million for the nine months ended September 30, 2021, compared to approximately $0 million for the same period in 2020. Our total cost of revenues increase was attributable to the Company’s general increase in revenue for Wuge digital door signs.

Gross Profit

The Company’s gross profit increased by approximately $9.3million, to approximately $9.3 million during the nine months ended September 30, 2021, from approximately $0 million for the nine months ended September 30, 2020. The increase was due to the increase in the sales of Wuge digital door signs.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses increased by approximately $32.7 million, by approximately 4253.1%, from approximately $0.8 million for the nine months ended September 30, 2020 to approximately $32.7 million for the nine months ended September 30, 2021. The increase was mainly due to increased employee compensation.

Loss from Operations

As a result of the foregoing, loss from operations for the nine months ended September 30, 2021 was approximately $23.4 million, an increase of approximately $22.6 million, or approximately 2964%, from approximately $0.8 million for the nine months ended September 30, 2020. The increase was mainly due to increased employee compensation.

Net Loss (Income)

The Company’s net loss increased by approximately $22.6 million, or 597.0%, to approximately $32.2 million net loss for the nine months ended September 30, 2021, from approximately $6.5 million net loss for the same period in 2020. The increase was mainly due to the disposal of certain subsidiaries and employee compensation.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of September 30, 2021, our net working capital was approximately $19.5 million, over 4% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $20.0 million and is expected to continue to generate cash flow from operations in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2021 and 2020.

	For the Nine Months ended September 30,
	2021	2020
Net cash (used in) provided by operating activities	$(14,598,852)	$551,053
Net cash used in investing activities	(95,241)	(4,469,279)
Net cash provided by financing activities	22,795,019	2,954,983
Effect of exchange rate change on cash	(25,129)	(56,922)
Net change in cash	$8,075,796	$(1,020,165)

As of September 30, 2021 and December 31, 2020, the Company had cash in the amount of $8,383,906 and $998,717, respectively. As of September 30, 2021 and December 31, 2020, $7,220,994 and $998,717 and were deposited with various financial institutions located in the PRC, respectively. As of September 30, 2021 and December 31, 2020, $1,162,912 and $0 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $14.6 million for the nine months ended September 30, 2021, as compared to approximately $0.5 million net cash provided by operating activities for the nine months ended September 30, 2020. Net cash provided by operating activities was mainly due to the decrease of approximately $0.4 million other receivables, the increase of approximately $21.2 million of prepayments, and the increase of approximately $9.5 million of customer deposits, and the decrease of approximately $0.3 million of taxes payable.

Investing activities

Net cash used in investing activities was approximately $1 million for the nine months ended September 30, 2021, as compared to approximately $4.5 million net cash used in investing activities for the nine months ended September 30, 2020. Net cash used in investing activities for the nine months ended September 30, 2021 was due to approximately $0.3 million spending on purchase of equipment and $0.3 million by disposal of discontinued operations.

Financing activities

Net cash provided by financing activities was approximately $22.8 million for the nine months ended September 30, 2021, as compared to approximately $3.0 million net cash used in financing activities for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 was due to approximately $0.3 million proceeds from short-term loans – bank and $22.5 million proceeds from issuance of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the President required by Rule 13a-14(a) or Rule 15d-14(a).
31.3	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the President required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.3	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODE CHAIN NEW CONTINENT LIMITED

Date: November 22, 2021	By:	/s/ Tingjun Yang
	Name:	Tingjun Yang
	Title:	Chief Executive Officer and
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Yi Li
	Name:	Yi Li
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)