Form 10-Q/A
period 2021-06-30
Code Chain New Continent Ltd
filed 2021-12-10
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Code Chain New Continent Limited (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, filed with the United States Securities and Exchange Commission (the “SEC”) on August 12, 2021 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to correct certain clerical errors with respect to the numbers included in the “Liquidity and Capital Resources” section in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Report. The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged and can still be relied upon. New certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, are included herein as required in connection with the filing of this Quarterly Report on Form 10-Q/A.

This Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Report, and the Company’s other filings with the SEC subsequent to the filing of the Original Report, including any amendments thereto.

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

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2021 and 2020.

	For the Six Months ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(3,333,791)	$1,005,663
Net cash used in investing activities	(1,211,929)	(4,502,936)
Net cash provided by financing activities	22,795,027	3,013,714
Effect of exchange rate change on cash	3,368	(60,489)
Net change in cash	$18,943,282	$(544,047)

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

Investing activities

Net cash used in investing activities was approximately $1.2 million for the six months ended June 30, 2021, as compared to approximately $4.5 million net cash used in investing activities for the six months ended June 30, 2020. Net cash used in investing activities for the six months ended June 30, 2021 was due to approximately $0.3 spending on purchase of equipment and approximately $961,000 by disposal of discontinued operations.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

CODE CHAIN NEW CONTINENT LIMITED

Date: December 10, 2021	By:	/s/ Tingjun Yang
	Name:	Tingjun Yang
	Title:	Chief Executive Officer and
(Principal Executive Officer)

Date: December 10, 2021	By:	/s/ Yi Li
	Name:	Yi Li
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)