Form 10-Q/A
period 2021-09-30
Code Chain New Continent Ltd
filed 2021-12-10
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

Code Chain New Continent Limited (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, filed with the United States Securities and Exchange Commission (the “SEC”) on November 22, 2021 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to correct certain clerical errors with respect to the numbers included in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Report. The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged and can still be relied upon. New certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, are included herein as required in connection with the filing of this Quarterly Report on Form 10-Q/A.

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

Net Loss (Income)

The Company’s net loss decreased by approximately $2.0 million, or 436.5%, to approximately $2.6 million net loss for the three months ended September 30, 2021, from approximately $0.5 million net loss for the same period in 2020. The decrease was mainly due to increased bonus and the listing fee of Wuge digital door signs.

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

SG& A expenses increased by approximately $32 million, by approximately 4253.1%, from approximately $0.8 million for the nine months ended September 30, 2020 to approximately $32.7 million for the nine months ended September 30, 2021. The increase was mainly due to increased employee compensation.

Loss from Operations

As a result of the foregoing, loss from operations for the nine months ended September 30, 2021 was approximately $23.4 million, an increase of approximately $22.6 million, or approximately 2964%, from approximately $0.8 million for the nine months ended September 30, 2020. The increase was mainly due to increased employee compensation.

Net Loss (Income)

The Company’s net loss increased by approximately $38.7 million, or 597.0%, to approximately $32.2 million net loss for the nine months ended September 30, 2021, from approximately $6.5 million net loss for the same period in 2020. The increase was mainly due to the disposal of certain subsidiaries and employee compensation.

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

Operating activities

Net cash used in operating activities was approximately $14.6 million for the nine months ended September 30, 2021, as compared to approximately $0.5 million net cash provided by operating activities for the nine months ended September 30, 2020. Net cash provided by operating activities was mainly due to the decrease of approximately $0.4 million other receivables, the increase of approximately $21.2 million of prepayments, and the increase of approximately $10.1 million of customer deposits, and the decrease of approximately $0.3 million of taxes payable.

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