Form 10-K
period 2021-12-31
Code Chain New Continent Ltd
filed 2022-03-31
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $2.11, as reported on the Nasdaq Capital Market, was approximately $61.1 million.

As of March 31, 2022, there were 38,429,617 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

Conventions that Apply to this Annual Report

Unless otherwise indicated or the context requires otherwise, references in this annual report to:

●	“CCNC”, the “Company”, “we”, “our”, “us” are to Code Chain New Continent Limited, a Nevada Corporation; which is wholly owned by Chanson NY (as defined below);

●	“Citi Profit” are to Citi Profit Investment Holding Limited, a British Virgin Islands company, which is wholly owned by CCNC;

●	“TMSR Holdings” are to TMSR Holdings Limited, a Hong Kong SAR company, which is wholly owned by Citi Profit;

●	“Makesi WFOE” are to Makesi IoT Technology (Shanghai) Co., Ltd., a PRC company, which is wholly owned by TMSR Holdings;

●	“Wuge” are to Sichuan Wuge Network Games Co., Ltd., a PRC company, which is owned by Xu Wei, the Chief Executive Officer, President and Chairman of the Board of CCNC, and Bibo Lin, the Vice President and director of CCNC;

●	“VIE” are to variable interest entity;

●	“PRC” or “China” are to the People’s Republic of China, excluding, for the purpose of this report, Taiwan, Hong Kong and Macau;

●	“RMB” or “Renminbi” are to the legal currency of China; and

●	“$”, “US$” or “U.S. Dollars” are to the legal currency of the United States.

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

ii

PART I

Item 1. Business

General

Code Chain New Continent Limited (“CCNC”, formerly known as JM Global Holding Company and TMSR Holding Company Limited) is a holding company incorporated in the State of Nevada with no material operations of its own. We currently conduct business through Wuge Network Games Co., Ltd. (“Wuge”). For accounting purposes, we receive the economic benefits of Wuge through the VIE agreements, which enable us to consolidate the financial results of Wuge in our consolidated financial statements under U.S. GAAP and the structure involves unique risks to investors. The VIE agreements have not been tested in a court of law and the Chinese regulatory authorities could disallow this VIE structure, which would likely result in a material change in our operations and the value of our securities, including that it could cause the value of such securities to significantly decline or become worthless. For more details on the VIE structure, please see “Item 1. Business – Corporate Structure - Contractual Arrangements between Wuge And Makesi WFOE” and “Item 1A. Risk Factors – Risks Related to Our Corporate Structure”.

Wuge focuses its business on research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs.

Wuge digital door signs combine the five-W elements (when, where, who, why, what), geographic location via the Beidou satellite system and identity information using Code Chain technology. It is the digitalization of a physical store by means of animation and other technical means presented on the internet and Internet of Things (IoT). It is based on the geographic location of the store. Wuge door sign can be used in our mobile application Wuge Social, available on Android platform. The mobile application provides a display of the map and store based on real cities and uses the IoT Grid as the access point to access e-commerce by Code Chain. Through the mobile application and Wuge Manor, the game within the mobile application, users can have access to hundreds of vendors and business owners in China, participate in activities those businesses set up and collect points, which can be redeemed as equipment in the game or coupons usable when making purchase at that business. Code Chain access to e-commerce includes Online to Offline (O2O) “scanning QR Code” and social media that seamlessly link offline and online and connect real and virtual directly, so that each IoT Grid becomes an e-commerce access to realize the decentralization of e-commerce access and complete the basic layout for blockchain e-commerce. Wuge digital door sign can be purchased. Such purchaser can use Wuge Social to promote the store of which the Wuge digital door sign was purchased and receive commissions and other incentive from the store owner.

Prior to March 30, 2021, we were also engaged in coal wholesales and sales of coke, steel, construction materials, mechanical equipment and steel scrap through Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), a then VIE of the Company. On March 30, 2021, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company (the “Buyer”), and Qihai Wang, former director of the Company (the “Payee”). Pursuant to the agreement, the Company agreed to sell and the Buyer agreed to purchase all the issued and outstanding ordinary shares (the “Tongrong Shares”) of Tongrong Technology (Jiangsu) Co., Ltd. (“Tongrong WFOE”), a PRC company and an indirect subsidiary of the Company. The Payee agreed to be responsible for the payment of the purchase price on behalf of the Buyer. On March 31, 2021, the Company closed the sale of the Tongrong Shares and caused the CCNC Shares to be cancelled. Tongrong WFOE had a series of VIE agreements with Rong Hai and the shareholders of Rong Hai. The sale of Tongrong Shares included disposition of Rong Hai. As a result, as of March 31, 2021, operations of Tongrong WFOE and Rong Hai have been designated as discontinued operations.

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

Acquisition of Rong Hai

On November 30, 2018, the Company’s indirectly subsidiary, Shengrong Environmental Protection Technology (Wuhan) Co. Ltd. (“Shengrong WFOE”), a PRC company, entered into VIE agreements with Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”). The VIE agreements were assigned in whole to the Company’s indirectly subsidiary, Tongrong Technology (Jiangsu) Co., Ltd. (“Tongrong WFOE”), a PRC company, in April 2020, through which Tongrong WFOE shall receive economic benefits of Rong Hai and consolidate the financial results of Rong Hai in the consolidated financial statement of the Company under U.S. GAAP for accounting purposes. Rong Hai is a PRC company incorporated in Jiangsu China, engaging in coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap.

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

Acquisition of Wuge

On January 3, 2020, the Company’s indirectly subsidiary, Tongrong WFOE, entered into a share purchase agreement with Wuge and all the shareholders of Wuge (“Wuge Shareholders”). Pursuant to the share purchase agreement, the Company agreed to issue an aggregate of 4,000,000 shares of the common stock of the Company to the Wuge Shareholders, in exchange for Wuge Shareholders’ agreement to enter into, and their agreement to cause Wuge to enter into, certain VIE agreements (“VIE Agreements”) with Tongrong WFOE, the Company’s then indirect subsidiary, through which Tongrong WFOE shall receive economic benefits of Wuge and consolidate the financial results of Wuge in the consolidated financial statement of the Company under U.S. GAAP for accounting purposes.

The Wuge Shareholders are Wei Xu, who became a director of the Company as a result of the acquisition and was subsequently appointed as the Chief Executive Officer, President and Chairman of the Board of the Company, Bibo Lin, who was subsequently appointed as a vice president and a director of the Company, Jiangsu Lingkong Network Joint Stock Co., Ltd., which is controlled by Wei Xu, and Anhui Shuziren Network Technology Co., Ltd., which is controlled by Wei Xu.

On January 11, 2021, Tongrong WFOE entered into a series of assignment agreements with Makesi Iot Technology (Shanghai) Co., Ltd. (“Makesi WFOE”), pursuant to which Tongrong WFOE assign all its rights and obligations under the VIE Agreements to Makesi WFOE. As a result, for account purposes, Makesi WFOE shall have receive economic benefits of Wuge and consolidate the financial results of Wuge in the consolidated financial statement of the Company under U.S. GAAP for accounting purposes.

Disposition of China Sunlong

On June 30, 2020, the Company disposed China Sunlong and its subsidiaries, including Shengrong Environmental Protection Holding Company Limited (“Shengrong BVI”), a British Virgin Islands company, Hong Kong Shengrong Environmental Company Limited (“Sunrong HK”), a Hong Kong company, Shengrong WFOE, and Wuhan Host pursuant to a share purchase agreement with Jiazhen Li, a former Chief Executive Officer of the Company, and Long Liao and Chunyong Zheng, former shareholders of Wuhan Host. Pursuant to the share purchase agreement, the Company sold 100% equity interests in China Sunlong to Jiazhen Li in exchange for forfeition and cancellation of all 1,012,932 shares of common stock of the Company held by Long Liao and Chunyong Zheng. The Company sold its equity interest in China Sunlong due to the economic disruption in China’s Hubei Province as a result of the COVID-19 pandemic, where Shengrong Environmental Protection Technology (Wuhan) Limited and Wuhan Host Coating Materials, Limited, indirect subsidiaries of China Sunlong, were located.

Disposition of Tongrong WFOE

On March 30, 2021, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company (the “Buyer”), and Qihai Wang, former director of the Company (the “Payee”). Pursuant to the agreement, the Company agreed to sell and the Buyer agreed to purchase all the issued and outstanding ordinary shares (the “Tongrong Shares”) of Tongrong WFOE. The Payee agreed to be responsible for the payment of the purchase price on behalf of Buyer. The purchase price for the Tongrong Shares shall be $2,464,411, payable in the form of cancelling 426,369 shares of common stock of the Company owned by the Payee (the “CCNC Shares”). The CCNC Shares are valued at $5.78 per share, based on the average closing price of the Company’s common stock during the 30 trading days immediately prior to the date of the agreement from February 12, 2021 to March 26, 2021. On March 31, 2021, the Company closed the sale of the Tongrong Shares and caused the CCNC Shares to be cancelled. Tongrong WFOE had a series of VIE agreements with Rong Hai and the shareholders of Rong Hai. The disposition of Tongrong WFOE included disposition of Rong Hai.

Coronavirus (COVID-19) Update

Due to the impact of the COVID-19 pandemic, the offices of our then subsidiaries Shengrong Environmental Protection Technology (Wuhan) Co., Ltd. (“Shengrong WFOE”) and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”) in Hubei Province, China were closed on January 23, 2020 to adhere to the emergency quarantine measures required by local governments. The economic disruption caused by COVID-19 were catastrophic to the coating material business of Shengrong WFOE and Wuhan HOST, which had no revenue and negative operating income since the fourth quarter of 2019 and no revenue or operating income for the first and second quarter of 2020. Shengrong WFOE and Wuhan HOST lost employees, suppliers and customers and were not able to recover. As a result, we sold our businesses located in Wuhan in June 2020. For more details, please see “Item 1. Business – Corporate History and Structure - Disposition of China Sunlong”. In addition, the office of the then VIE Rong Hai in Jiangsu Province and the office of Wuge in Sichuan Province in China were temporarily closed from early February until early March 2020.

The extent to which COVID-19 negatively impacts our business is highly uncertain and cannot be accurately predicted. We believe that the coronavirus outbreak and the measures taken to control it may have a significant negative impact on not only our business, but economic activities globally. The magnitude of this negative effect on the continuity of our business operation in China remains uncertain. These uncertainties impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition and results of operations, and as a result could adversely affect our stock price and create more volatility.

Corporate Structure

The Company is a holding company incorporated in the State of Nevada with no material operations of its own. We currently conduct business through Wuge. For accounting purposes, we receive the economic benefits of Wuge through the VIE agreements, which enable us to consolidate the financial results of Wuge in our consolidated financial statements under U.S. GAAP.

The following is an organizational chart setting forth our corporate structure as of the date of this Annual Report.

Contractual Arrangements between Wuge And Makesi WFOE

Technical Consultation and Services Agreement. Pursuant to the technical consultation and services agreement between Wuge and Tongrong WFOE dated January 3, 2020 and the assignment agreement between Tonrong WFOE and Makesi WFOE dated January 11, 2021, Makesi WFOE has the exclusive right to provide consultation services to Wuge relating to Wuge’s business, including but not limited to business consultation services, human resources development, and business development. Makesi WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Makesi WFOE has the right to determine the service fees based on Wuge’s actual operation on a quarterly basis. This agreement will be effective as long as Wuge exists. Makesi WFOE may terminate this agreement at any time by giving a 30 days’ prior written notice to Wuge.

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

Equity Option Agreement. Under the equity option agreement among Tongrong WFOE, Wuge and Wuge Shareholders dated January 3, 2020 and the assignment agreement between Tonrong WFOE and Makesi WFOE dated January 11, 2021, each of Wuge Shareholders irrevocably granted to Makesi WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Wuge. Also, Makesi WFOE or its designee has the right to acquire any and all of its assets of Wuge. Without Makesi WFOE’s prior written consent, Wuge’s shareholders cannot transfer their equity interests in Wuge and Wuge cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option. This pledge will remain effective until all options have been exercised.

Voting Rights Proxy and Financial Support Agreement. Under the voting rights proxy and financial support agreement among Tonrong WFOE, Wuge and Wuge Shareholders dated January 3, 2020 and the assignment agreement between Tonrong WFOE and Makesi WFOE dated January 11, 2021, each Wuge Shareholder irrevocably appointed Makesi WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Wuge, including but not limited to the power to vote on its behalf on all matters of Wuge requiring shareholder approval in accordance with the articles of association of Wuge. The proxy agreement is for a term of 20 years and can be extended by Makesi WFOE unilaterally by prior written notice to the other parties.

Recent Regulatory Developments

On January 4, 2022, the Cyberspace Administration of China, or CAC, issued the revised Measures on Cyberspace Security Review (the “Revised Measures”), which came into effect on February 15, 2022. Under the Revised Measures, any “network platform operator” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cyber security review.

We do not believe Wuge is a “network platform operator” who control over one million personal information as mentioned above, given that: (i) Wuge does not possess a large amount of personal information in our business operations and (ii) data processed in Wuge’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. As such, we believe we are currently not be subject to the cyber security review by the CAC.  However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities. See “Risk factors — Risk Factors Related to Doing Business in China — Wuge may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Wuge may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers or face other penalties.”

On July 6, 2021, the relevant PRC governmental authorities made public the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. As these opinions are recently issued, official guidance and related implementation rules have not been issued yet and the interpretation of these opinions remains unclear at this stage. See “Risk Factors — Risk Factors Related to Doing Business in China — The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if Wuge or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” As of the date of this annual report, we have not received any inquiry, notice, warning, or sanctions regarding listing abroad or offshore offering from the CSRC or any other PRC governmental authorities.

We believe that we are currently not required to obtain any permission or approval from the China Securities Regulatory Commission (“CSRC”) and Cyberspace Administration of China (“CAC”) in the PRC to issue securities to foreign investors. However, there is no guarantee that this will continue to be the case in the future in relation to any future offerings of our company or the continued listing of our company’s securities on the Nasdaq Capital Market, or even in the event such permission or approval is required and obtained, it will not be subsequently revoked or rescinded. If we do not receive or maintain the approvals, or we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our securities, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

On December 24, 2021, CSRC issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administration Provisions”), and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (the “Measures”), which are open for public comments by January 23, 2022. The Administration Provisions and Measures for overseas listings lay out specific requirements for filing documents and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation. Domestic companies seeking to list abroad must carry out relevant security screening procedures if their businesses involve supervisions such as foreign investment security and cyber security reviews. Companies endangering national security are among those off-limits for overseas listings. According to Relevant Officials of the CSRC Answered Reporter Questions (“CSRC Answers”), after the Administration Provisions and Measures are implemented upon completion of public consultation and due legislative procedures, the CSRC will formulate and issue guidance for filing procedures to further specify the details of filing administration and ensure that market entities could refer to clear guidelines for filing, which means it will still take time to put the Administration Provisions and Measures into effect. As the Administration Provisions and Measures have not yet come into effect, we are currently unaffected by them. However, according to CSRC Answers, only new initial public offerings and refinancing by existing overseas listed Chinese companies will be required to go through the filing process; other existing overseas listed companies will be allowed a sufficient transition period to complete their filing procedure. However, it is uncertain when the Administration Provision and the Measures will take effect or if they will take effect as currently drafted.

Implication of the Holding Foreign Company Accountable Act

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA states that if the SEC determines that an issuer’s audit reports issued by a registered public accounting firm have not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such issuer’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. If we fail to meet the new rules before the deadline specified thereunder, we could face possible prohibition from trading on the OTCQB, deregistration from the SEC and/or other risks, which may materially and adversely affect, or effectively terminate, our securities trading in the United States. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or the over-the-counter markets if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

Pursuant to the HFCAA, the Public Company Accounting Oversight Board (United States) (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations.

Our auditor, WWC, P.C., the independent registered public accounting firm that issues the audit report in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in San Mateo, California, and is subject to inspection by the PCAOB on a regular basis. Therefore, we believe that, as of the date of this annual report, our auditor is not subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021.

If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities. See “Risk Factors—Risks Related to Doing Business in China  — The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies”

Consolidation

We conduct all of our business in China through Wuge, the VIE. For accounting purposes, we receive the economic benefits of Wuge through the VIE agreements, which enable us to consolidate the financial results of Wuge in our consolidated financial statements under U.S. GAAP and the structure involves unique risks to investors.

The following tables present selected condensed consolidated financial data of the company and its subsidiaries and the VIE for the fiscal years ended December 31, 2021 and 2020, and balance sheet data as of December 31, 2021 and 2020, which have been derived from our audited consolidated financial statements for those years.

SELECTED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31, 2021
	CCNC	Subsidiaries	VIE	Eliminations	Consolidated Total

Revenue	$-	$-	$25,029,949	$-	$25,029,949
Net income (loss)	$(24,721,486)	$-	$3,721,527	$(5,970,933)	$(26,970,892)
Comprehensive income (loss)	$(24,721,486)	$-	$3,750,662	$(6,709,848)	$(27,680,672)

	For the Year Ended December 31, 2020
	CCNC	Subsidiaries	VIE	Eliminations	Consolidated Total

Revenue	$-	$-	$591,455	$-	$591,455
Net income (loss)	$(1,445,522)	$-	$(158,591)	$4,114,569	$2,510,456
Comprehensive income (loss)	$(1,445,522)	$-	$(72,076)	$5,795,958	$4,278,360

SELECTED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2021
	CCNC	Subsidiaries	VIE		Eliminations	Consolidated Total
Cash	$202,781	$-		$14,385,549	$-		$14,588,330
Total current assets	$1,457,545	$-		$17,258,309	$(2,784,501)		$15,931,353
Investments in subsidiaries and VIE	$27,660,000	$-	$		$(27,660,000)	$
Total assets	$51,739,299	$-		$19,367,508	$(20,571,550)		$50,535,257
Total liabilities	$5,471,427	$-		$15,833,781	$(2,849,942)		$18,455,266
Total shareholders’ equity	$46,267,872	$-		$3,533,727	$(17,721,608)		$32,079,991
Total liabilities and shareholders’ equity	$51,739,299	$-		$19,367,508	$(20,571,550)		$50,535,257

	As of December 31, 2020
	CCNC	Subsidiaries	VIE		Eliminations	Consolidated Total
Cash	$-	$-		$308,110	$690,607		$998,717
Total current assets	$7,527,552	$-		$1,048,385	$3,403,256		$11,979,193
Investments in subsidiaries and VIE	$27,660,000	$-	$		$(27,660,000)	$
Total assets	$35,187,552	$-		$2,304,566	$(12,356,999)		$25,135,119
Total liabilities	$2,046,099	$-		$2,521,501	$(1,345,236)		$3,222,364
Total shareholders’ equity	$33,141,453	$-		$(216,935)	$(11,011,763)		$21,912,755
Total liabilities and shareholders’ equity	$35,187,552	$-		$2,304,566	$(12,356,999)		$25,135,119

SELECTED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021
	CCNC	Subsidiaries	VIE	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(13,402,262)	$-	$14,262,544	$(6,371,334)	$(5,511,052)
Net used in investing activities	$-	$-	$(308,778)	$(961,706)	$(1,270,484)
Net cash provided by (used in) financing activities	$22,539,996	$-	$255,766	$-	$22,795,762

	For the Year Ended December 31, 2020
	CCNC	Subsidiaries	VIE	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(4,472,402)	$537,243.00	$1,972,313	$1,960,745	$(2,101)
Net used in investing activities	$(7,200,000)	$(3,165,786.00)	$(1,183,234)	$7,018,212	$(4,530,808)
Net cash used in financing activities	$2,511,657	$-	$547,538	$-	$3,059,195

Asset Transfer between our Company, our Subsidiaries and the VIE

As of the date of this annual report, our Company, our subsidiaries, and Wuge have not distributed any earnings or settled any amounts owed under the VIE agreements. Our Company, our subsidiaries, and Wuge do not have any plan to distribute earnings or settle amounts owed under the VIE agreements in the foreseeable future.

During the fiscal years ended December 31, 2021, there was no cash transfers and transfers of other assets between our Company, our subsidiaries, and Wuge. During the fiscal years ended December 31, 2020, cash transfers and transfers of other assets between our Company, our subsidiaries, and Wuge were as follows:

For the Year Ended December 31, 2020
No.	Transfer From	Transfer To	Approximate Value ($)	Note
1	Tongrong	VIE	1,226,072	Cash (as working capital) borrowed by the VIE from Tongrong

Our Products and Services – Wuge Digital Door Signs

Wuge creates digital door signs that combine the five-W elements (when, where, who, why, what), geographic location via the Beidou satellite system and identity information using Code Chain technology. It is the digitalization of a physical store by means of animation and other technical means presented on the internet and Internet of Things (IoT). It is based on the geographic location of the store. Wuge door sign can be used in our mobile application Wuge Social, available on Android platform. The mobile application provides a display of the map and store based on real cities and uses the IoT Grid as the access point to access e-commerce by Code Chain. Through the mobile application and Wuge Manor, the game within the mobile application, users can have access to hundreds of vendors and business owners in China, participate in activities those businesses set up and collect points, which can be redeemed as equipment in the game or coupons usable when making purchase at that business. Code Chain access to e-commerce includes Online to Offline (O2O) “scanning QR Code” and social media that seamlessly link offline and online and connect real and virtual directly, so that each IoT Grid becomes an e-commerce access to realize the decentralization of e-commerce access and complete the basic layout for blockchain e-commerce. Wuge digital door sign can be purchased. Such purchaser can use Wuge Social to promote the store of which the Wuge digital door sign was purchased and receive commissions and other incentive from the store owner.

Our Customers

The customers of Wuge are mainly natural person customers. Wuge does not have customers that individually accounts for 10% of its revenue.

Our Suppliers

Wuge relies on one supplier during the fiscal year ended December 31, 2020, Ali Cloud Computing Co. Ltd.

Wuge relies on one supplier during the fiscal year ended December 31, 2021, Ali Cloud Computing Co. Ltd.

Research and Development and Our Technology

Wuge has a strong technology development team, consisted of 26 experienced members, that focused on research, improvement and maintenance the existing and developing games and Code Chain technology.

Copyrights

As of March 31, 2022, Wuge has one software copyright registered in China.

Certificate No.	Name	Type	Registration No.	Application Date (dd-mm-yy)	Issuance Date (dd-mm-yy)
4610189	Wuhe Mansion Game Software V1.0	invention	2019SR1189432	05/10/2019	22/11/2019

Competition

Code Chain technology and electronic token are at a developing stage in China. There is currently no established competitor in the market in China.

Recent Business Development

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

Sales and Purchase Agreement dated March 3, 2021

The Company entered into a sales and purchase agreement with Bitmain Technologies Limited, pursuant to which the Company agreed to purchase 2,000 units of Antminer S19j (90 TH/s) cryptocurrencies mining machines, for a total price of $9,632,640. The machines have not been delivered.

Joint Venture Agreement dated June 1, 2021

On June 1, 2021, the Company entered into a joint venture agreement with Zhongyou Technology (Shenzhen) Co., Ltd. to jointly establish Zero Carbon Energy (Shenzhen) Co., Ltd. (the “Joint Venture”), a digital energy carbon neutral innovation platform which uses digital technology to open up the upstream and downstream of the energy industry chain to achieve carbon neutrality and boost the transformation and upgrading of the industry and carbon emission reduction. The registered capital of the Joint Venture shall be one million U.S. dollars, to be contributed by the Company. The Company will hold 51% interest of the Joint Venture. As of March 31, 2022, the Company has not made any contribution nor has the joint venture been established.

Asset Purchase Agreement dated July 28, 2021 and Termination Agreement dated February 23, 2022

On July 28, 2021, the Company entered into an asset purchase agreement with certain seller pursuant to which the Company purchased from the seller digital currency mining machines for a total purchase price of RMB 106,388,672.43, or US$ 16,442,109.95 (based on the exchange rate between RMB and USD of 1: 6.4705 as of July 8, 2021). In exchange, the Company issued 7,647,493 shares of common stock of the Company, valued at $2.15 per share, on August 26, 2021. On February 23, 2022, the Company entered into a termination agreement with the seller to terminate the asset purchase agreement dated July 28, 2021 and forfeit the transaction. The 7,647,493 shares of common stock of the Company were cancelled on March 14, 2022.

Asset Purchase Agreement dated September 27, 2021 and Termination Agreement dated March 7, 2022

On September 27, 2021, the Company entered into an asset purchase agreement with Shenzhen Jindeniu Electronics Limited, pursuant to which the Company agreed to purchase certain storage servers for cloud computing, for a total purchase price of US$15,922,303. On March 7, 2022, the Company entered into a termination agreement with Shenzhen Jindeniu Electronics Limited to terminate the asset purchase agreement dated September 27, 2021. Considerations to the transaction, including advanced payments by the Company, have been returned to respective parties and the transaction is deemed void.

Environmental Matters

As of December 31, 2021, Wuge was not subject to any fines or legal action involving non-compliance with any relevant environmental regulation, nor are we aware of any threatened or pending action, including by any environmental regulatory authority.

Governmental Regulations

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Wuge’s business license covers its present business of research, development and application of software technology and related technology and consulting services. Prior to expanding Wuge’s business beyond that of its business license, Wuge is required to apply and receive approval from the PRC government.

Employment laws

We and Wuge are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. China’s National Labor Law, which became effective on January 1, 1995, and amended on August 27, 2009, and China’s National Labor Contract Law, which became effective on January 1, 2008, and amended on December 28, 2012, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.

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

We believe none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” As all of our management members are based in China, it remains unclear how the tax residency rule will apply to our case. If the PRC tax authorities determine that we or any of our subsidiaries outside of China is a PRC resident enterprise for PRC enterprise income tax purposes, then we or such subsidiary could be subject to PRC tax at a rate of 25% on its world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations. Furthermore, if the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, gains realized on the sale or other disposition of our common stock may be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock.

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

We have notified substantial beneficial owners of common stock who we know are PRC residents of their filing obligation. However, we may not be aware of the identities of all our beneficial owners who are PRC residents. In addition, we do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with SAFE Circular 37. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37 or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Failure to register or amend the registration may also limit our ability to contribute additional capital to our PRC subsidiaries or receive dividends or other distributions from our PRC subsidiaries or other proceeds from disposal of our PRC subsidiaries, or we may be penalized by SAFE.

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

Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. None of our Company, our subsidiaries or variable interest entity is currently a party to any such claims or proceedings which, if decided adversely to the Company, would either, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows.

Employees

As of March 31, 2022, Wuge had 56 full-time employees.

Wuge have not experienced any significant labor disputes and consider its relationship with the employees to be good. The employees are not covered by any collective bargaining agreement.

As Wuge continues to expand our business, we believe it is critical to hire and retain top talent, especially in the areas of marketing and technology engineering. We believe Wuge has the ability to attract and retain high quality engineering talent in China based on our competitive salaries, annual performance-based bonus system, and equity incentive program for senior employees and executives.

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

Risks Related to Our Corporate Structure

If the PRC government deems that the VIE agreements in relation to Wuge, our consolidated variable interest entity or VIE, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations and our common stock may decline in value dramatically or even become worthless.

We are a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct substantially all of our operations through Wuge, the consolidated variable interest entity (or VIE) established in PRC. For accounting purposes, we receive the economic benefits of Wuge through the VIE agreements, which enable us to consolidate the financial results of Wuge in our consolidated financial statements under U.S. GAAP and the structure involves unique risks to investors. For more details on the VIE structure, please see “Item 1. Business – Corporate Structure - Contractual Arrangements between Wuge And Makesi WFOE”.

We rely on and expect to continue to rely on the VIE agreements to operate our business. These contractual arrangements are not as effective in providing us with control over Wuge as ownership of controlling equity interests would be in enabling us to derive economic benefits from the operations of Wuge. Under the current contractual arrangements, as a legal matter, if Wuge or any of its shareholders executing the VIE agreements fails to perform its, his or her respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective. For example, if Wuge’s shareholders were to refuse to transfer their equity interests in such variable interest entity to us or our designated persons when we exercise the purchase option pursuant to these contractual arrangements, we may have to take a legal action to compel them to fulfill their contractual obligations. Wuge and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of Wuge, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Wuge, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by Wuge and its shareholders of their obligations under the contracts. The shareholders of Wuge may not act in the best interests of our Company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate the business through the contractual arrangements with Wuge.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. The VIE agreements have not been tested in a court of law. If (i) the applicable PRC authorities invalidate the VIE agreements for violation of PRC laws, rules and regulations, (ii) Wuge or its shareholders terminate the contractual arrangements, (iii) Wuge or its shareholders fail to perform its/his/her obligations under these contractual arrangements, or (iv) if these regulations change or are interpreted differently in the future, we may have to modify such structure to comply with regulatory requirements. There can be no assurance that we can achieve this without material disruption to our business. Furthermore, if Makesi WFOE or Wuge is/are found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including, without limitation:

●	revoking the business license and/or operating licenses of Makesi WFOE or Wuge;

●	discontinuing or placing restrictions or onerous conditions on our operations through any transactions among Makesi WFOE and Wuge;

●	imposing fines, confiscating the income from Makesi WFOE or Wuge, or imposing other requirements with which Makesi WFOE or Wuge may not be able to comply;

●	placing restrictions on our right to collect revenues;

●	shutting down our servers or blocking our app/websites;

●	requiring us to restructure our ownership structure or operations, including terminating the contractual arrangements with Wuge and deregistering the equity pledges of Wuge, which in turn would affect our ability to consolidate or derive economic interests from Wuge; or

●	restricting or prohibiting our use of the proceeds of future financings to finance our business and operations in China.

●	taking other regulatory or enforcement actions against us that could be harmful to our business.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business, thus causing the value of our common stock to significantly decline or be worthless, which would materially affect the interest of the investors. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of Wuge in our consolidated financial statements, if the PRC government authorities were to find our corporate structure and contractual arrangements to be in violation of PRC laws and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of Wuge or our right to receive substantially all the economic benefits and residual returns from Wuge and we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of Wuge in our consolidated financial statements. Either of these results, or any other significant penalties that might be imposed on us in this event, would have a material adverse effect on our financial condition and results of operations.

In addition, if Wuge or all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If Wuge undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business and our ability to generate revenues.

We are a holding company, and will rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of Makesi WFOE to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock.

We are a holding company with no material operation of our own. We may rely on dividends to be paid by our subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under PRC laws and regulations, our PRC subsidiary, Makesi WFOE, which is a wholly foreign-owned enterprise in China, may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital.

Wuge, the VIE with with Makesi WFOE has contractual arrangement with, generates primarily all of its revenue in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiary to use its Renminbi revenues to pay dividends to us. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by State Administration of Foreign Exchange (the “SAFE”) for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC subsidiary to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of our PRC subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Shareholders of Wuge may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The equity interests of Wuge are held by a total of four shareholders, Wei Xu, Chief Executive Officer, President and Chairman of the Board of CCNC, Bibo Lin, Vice President and Director of CCNC, Jiangsu Lingkong Network Joint Stock Co., Ltd., which is controlled by Wei Xu, and Anhui Shuziren Network Technology Co., Ltd., which is controlled by Wei Xu. Their interests may differ from the interests of our Company as a whole. They may breach, or cause Wuge to breach, or refuse to renew the existing VIE agreements Makesi WFOE has with Wuge, which would have a material adverse effect on our ability to receive economic benefits from them. For example, the shareholders may be able to cause our agreements with Wuge to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our Company or such conflicts will be resolved in our favor.

Currently, we do not have arrangements to address potential conflicts of interest the shareholders of Wuge may encounter, on one hand, and as a beneficial owner of our Company, on the other hand. We, however, could, at all times, exercise our option under the Exclusive Option Agreement to cause them to transfer all of their equity ownership in Wuge to a PRC entity or individual designated by us as permitted by the then applicable PRC laws. In addition, if such conflicts of interest arise, we could also, in the capacity of attorney-in-fact of the then existing shareholders of Wuge as provided under the power of attorney, directly appoint new directors of Wuge . We rely on the shareholders of Wuge to comply with PRC laws and regulations, which protect contracts and provide that directors and executive officers owe a duty of loyalty to our Company and require them to avoid conflicts of interest and not to take advantage of their positions for personal gains, and the laws of Nevada, which provide that the directors have a duty of care and a duty of loyalty to act honestly in good faith with a view to our best interests. However, the legal frameworks of China and Nevada do not provide guidance on resolving conflicts in the event of a conflict with another corporate governance regime. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of Wuge , we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings. As a result, our common stock may decline in value dramatically or even become worthless should we become unable to assert our contractual rights over the assets of Wuge that conducts all or substantially our operations.

Contractual arrangements in relation to Wuge may be subject to scrutiny by the PRC tax authorities and they may determine that we or Wuge owe/owes additional taxes, which could negatively affect our results of operations and the value of your investment.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. The PRC enterprise income tax law requires every enterprise in China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm’s length principles. We may face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between our WFOE, our variable interest entity Wuge and the shareholders of Wuge were not entered into on an arm’s length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and adjust Wuge’s income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by Wuge for PRC tax purposes, which could, in turn, increase their tax liabilities without reducing Makesi WFOE’s tax expenses. In addition, if Makesi WFOE requests the shareholders of Wuge to transfer their equity interests in Wuge at nominal or no value pursuant to these contractual arrangements, such transfer could be viewed as a gift and subject Makesi WFOE to PRC income tax. Furthermore, the PRC tax authorities may impose late payment fees and other penalties on Wuge for the adjusted but unpaid taxes according to the applicable regulations. Our results of operations could be materially and adversely affected if Wuge’s tax liabilities increase or if they are required to pay late payment fees and other penalties.

If we exercise the option to acquire equity ownership of Wuge, the ownership transfer may subject us to certain limitation and substantial costs.

Pursuant to the VIE agreements, Makesi WFOE has the exclusive right to purchase all or any part of the equity interests in Wuge from the shareholders of Wuge for a nominal price, unless the relevant government authorities or then applicable PRC laws request that a minimum price amount be used as the purchase price, in such case the purchase price shall be the lowest amount under such request. The shareholders of Wuge will be subject to PRC individual income tax on the difference between the equity transfer price and the then current registered capital of Wuge. Additionally, if such a transfer takes place, the competent tax authority may require Makesi WFOE to pay enterprise income tax for ownership transfer income with reference to the market value, in which case the amount of tax could be substantial.

Risks Related to Doing Business in China

PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from future financing activities to make loans or additional capital contributions to our PRC operating subsidiaries.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, which replaces the previous SAFE Circular 75. SAFE Circular 37 requires PRC residents, including PRC individuals and PRC corporate entities, to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we may make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, are required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE to reflect any material change. If any PRC resident shareholder of such SPV fails to make the required registration or to update the registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiaries in China. In February, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound direct investments, including those required under SAFE Circular 37, must be filed with qualified banks instead of SAFE. Qualified banks should examine the applications and accept registrations under the supervision of SAFE. We have used our best efforts to notify PRC residents or entities who directly or indirectly hold shares in our holding company and who are known to us as being PRC residents to complete the foreign exchange registrations. However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. We cannot assure you that all other shareholders or beneficial owners of ours who are PRC residents or entities have complied with, and will in the future make, obtain or update any applicable registrations or approvals required by, SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiaries, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, and limit our PRC subsidiaries’ ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

Furthermore, as these foreign exchange and outbound investment related regulations are relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border investments and transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. We cannot assure you that we have complied or will be able to comply with all applicable foreign exchange and outbound investment related regulations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

As an offshore holding company with PRC subsidiaries, we may finance our subsidiaries by means of loans or capital contributions and finance Wuge by means of loans. Any capital contributions or loans that we, as an offshore entity, make to our Company’s PRC subsidiary and Wuge are subject to the above PRC regulations. We may not be able to obtain necessary government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our Company’s PRC subsidiary and Wuge or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations.

All of Wuge’s operations and assets are located in China. Accordingly, Wuge’s business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, and since 2012, China’s economic growth has slowed down. Any prolonged slowdown in the Chinese economy may reduce the demand for our products and services and materially and adversely affect our business and results of operations.

Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed the Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation of China issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to offshore entities controlled by a Chinese enterprise or group. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate stamps, board and stockholder minutes are kept in China; and (iv) all of its directors with voting rights or senior management reside in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. Because substantially all of our operations and senior management are located within the PRC and are expected to remain so for the foreseeable future, we may be considered a PRC resident enterprise for enterprise income tax purposes and therefore subject to the PRC enterprise income tax at the rate of 25% on its worldwide income. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise controlled by a Chinese natural person. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Currently, we do not have any non-China source income, as we conduct our sales in China. However, under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would be deemed as “qualified investment income between resident enterprises” and therefore qualify as “tax-exempt income” pursuant to clause 26 of the EIT Law. Second, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which the dividends we pay with respect to our common stock, or the gain our non-PRC shareholders may realize from the transfer of our common stock, may be treated as PRC-sourced income and may therefore be subject to a 10% PRC withholding tax. The EIT Law and its implementing regulations are, however, relatively new and ambiguities exist with respect to the interpretation and identification of PRC-sourced income, and the application and assessment of withholding taxes. If we are required under the EIT Law and its implementing regulations to withhold PRC income tax on dividends payable to our non-PRC shareholders, or if non-PRC stockholders are required to pay PRC income tax on gains on the transfer of their common stock, our business could be negatively impacted and the value of your investment may be materially reduced. Further, if we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both China and such countries in which we have taxable income, and our PRC tax may not be creditable against such other taxes.

We must comply with the Foreign Corrupt Practices Act and Chinese anti-corruption laws.

We are required to comply with the United States Foreign Corrupt Practices Act, or FCPA, which prohibits US companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. The PRC also strictly prohibits bribery of government officials. Certain of our suppliers are owned by the PRC government and our dealings with them are likely to be considered to be with government officials for these purposes. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. It is our policy to prohibit our employees, and to discourage our agents, representatives and consultants, from engaging in such practices. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Our employees, agents, representatives and consultants may not always be subject to our control. If any of them violates FCPA or other anti-corruption law, we might be held responsible. We could suffer severe penalties in that event. In addition, the US government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or which we acquire.

Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us.

The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which legal cases have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The legislation over the past three decades has significantly increased the protection afforded to various forms of foreign or private-sector investment in China. Wuge is subject to various PRC laws and regulations generally applicable to companies in China. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, however, the interpretations of many laws, regulations, and rules are not always uniform and enforcement of these laws, regulations, and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, however, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy in the PRC legal system than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies, internal rules, and regulations that may have retroactive effect and may change quickly with little advance notice. As a result, Wuge may not be aware of its violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainties over the scope and effect of the contractual, property (including intellectual property), and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect Wuge’s business and impede Wuge’s ability to continue its operations.

Our business may be materially and adversely affected if Wuge declares bankruptcy or become subject to a dissolution or liquidation proceeding.

The Enterprise Bankruptcy Law of the PRC, or the Bankruptcy Law, came into effect on June 1, 2007. The Bankruptcy Law provides that an enterprise will be liquidated if the enterprise fails to settle its debts as and when they fall due and if the enterprise’s assets are, or are demonstrably, insufficient to clear such debts.

Wuge holds certain assets that are important to our business operations. If Wuge undergoes a voluntary or involuntary liquidation proceeding, unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect Wuge’s business, financial condition and results of operations.

According to SAFE’s Notice of the State Administration of Foreign Exchange on Further Improving and Adjusting Foreign Exchange Administration Policies for Direct Investment, effective on 17 December 2012, and the Provisions for Administration of Foreign Exchange Relating to Inbound Direct Investment by Foreign Investors, effective May 13, 2013, if any of our PRC subsidiaries undergoes a voluntary or involuntary liquidation proceeding, prior approval from SAFE for remittance of foreign exchange to our shareholders abroad is no longer required, but we still need to conduct a registration process with the SAFE local branch. It is not clear whether “registration” is a mere formality or involves the kind of substantive review process undertaken by SAFE and its relevant branches in the past.

Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

The Ministry of Commerce published a discussion draft of the proposed Foreign Investment Law in January 2015, or the 2015 FIL Draft, which expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or an FIE. Under the 2015 FIL Draft, VIEs that are controlled via contractual arrangement would also be deemed as foreign invested enterprises, if they are ultimately “controlled” by foreign investors.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law of the PRC, or the FIL, which will come into effect on January 1, 2020, repealing simultaneously the Law of the PRC on Sino-foreign Equity Joint Ventures, the Law of the PRC on Wholly Foreign-owned Enterprises and the Law of the PRC on Sino-foreign Cooperative Joint Ventures, together with their implementation rules and ancillary regulations. Pursuant to the FIL, foreign investment refers to any investment activity directly or indirectly carried out by foreign natural persons, enterprises, or other organizations, including investment in new construction project, establishment of foreign funded enterprise or increase of investment, merger and acquisition, and investment in any other way stipulated under laws, administrative regulations, or provisions of the State Council. Although the FIL has deleted the particular reference to the concept of “actual control” and contractual arrangements compared to the 2015 FIL Draft, there is still uncertainty regarding whether Wuge would be identified as a FIE in the future.

Even if Wuge were to be identified as a FIE in the future, we believe that our current business would not be adversely affected. However, if we were to engage in any business conduct involving third parties identified as prohibited or restricted on the Negative List, Wuge as well as its subsidiary may be subject to laws and regulations on foreign investment. In addition, our shareholders would also be prohibited or restricted to invest in certain sectors on the Negative List. However, even if Wuge were to be identified as a FIE, the validity of our contractual arrangements with Wuge and its shareholders as well as our corporate structure would not be adversely affected. We would still be able to receive benefits from Wuge in accordance with the contractual agreements. In addition, as the Chinese government has been updating the Negative List in recent years and reducing the sectors prohibited or restricted for foreign investment, it is probable in the future that, even if Wuge is identified as a FIE, it is still allowed to acquire or hold equity of enterprises in sectors currently prohibited or restricted for foreign investment.

Furthermore, the PRC Foreign Investment Law provides that foreign invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within five years after the implementing of the PRC Foreign Investment Law.

In addition, the PRC Foreign Investment Law also provides several protective rules and principles for foreign investors and their investments in the PRC, including, among others, that a foreign investor may freely transfer into or out of China, in Renminbi or a foreign currency, its contributions, profits, capital gains, income from disposition of assets, royalties of intellectual property rights, indemnity or compensation lawfully acquired, and income from liquidation, among others, within China; local governments shall abide by their commitments to the foreign investors; governments at all levels and their departments shall enact local normative documents concerning foreign investment in compliance with laws and regulations and shall not impair legitimate rights and interests, impose additional obligations onto FIEs, set market access restrictions and exit conditions, or intervene with the normal production and operation activities of FIEs; except for special circumstances, in which case statutory procedures shall be followed and fair and reasonable compensation shall be made in a timely manner, expropriation or requisition of the investment of foreign investors is prohibited; and mandatory technology transfer is prohibited.

Notwithstanding the above, the PRC Foreign Investment Law stipulates that foreign investment includes “foreign investors invest through any other methods under laws, administrative regulations or provisions prescribed by the State Council”. Therefore, there are possibilities that future laws, administrative regulations or provisions prescribed by the State Council may regard contractual arrangements as a form of foreign investment, and then whether our contractual arrangement will be recognized as foreign investment, whether our contractual arrangement will be deemed to be in violation of the foreign investment access requirements and how the above-mentioned contractual arrangement will be handled are uncertain.

Given the Chinese government’s significant oversight and discretion over the conduct of the business of Wuge, the Chinese government may intervene or influence its operations at any time, which could result in a material change in the operations of Wuge and/or the value of our common stock.

The Chinese government has significant oversight and discretion over the conduct of Wuge and may intervene or influence their operations at any time as the government deems appropriate to further regulatory, political, and societal goals, which could result in a material change in the operations of Wuge and/or the value of our common stock.

The Chinese government has recently published new policies that significantly affected certain industries such as the education and Internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect the business, financial condition, and results of operations of Wuge. Furthermore, if China adopts more stringent standards with respect to certain areas such as environmental protection or corporate social responsibilities, Wuge may incur increased compliance costs or become subject to additional restrictions in their operations. Certain areas of the law in China, including intellectual property rights and confidentiality protections, may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on the business operations of Wuge, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if Wuge or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the United States, with significant policies changes being made from time to time without notice. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, bankruptcy or criminal proceedings. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law, or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems, will be taken to deal with the risks and incidents of China-concept overseas listed companies. As of the date of this annual report, we have not received any inquiry, notice, warning, or sanctions from PRC government authorities in connection with the Opinions.

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

On August 17, 2021, the State Council promulgated the Regulations on the Protection of the Security of Critical Information Infrastructure, or the Regulations, which took effect on September 1, 2021. The Regulations supplement and specify the provisions on the security of critical information infrastructure as stated in the Cybersecurity Review Measures. The Regulations provide, among others, that protection department of certain industry or sector shall notify the operator of the critical information infrastructure in time after the identification of certain critical information infrastructure.

On August 20, 2021, the SCNPC promulgated the Personal Information Protection Law of the PRC, or the Personal Information Protection Law, which took effect on November 1, 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court.

On December 24, 2021, the CSRC, together with other relevant government authorities in China issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), and the Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (“Draft Overseas Listing Regulations”). The Draft Overseas Listing Regulations requires that a PRC domestic enterprise seeking to issue and list its shares overseas (“Overseas Issuance and Listing”) shall complete the filing procedures of and submit the relevant information to CSRC. The Overseas Issuance and Listing includes direct and indirect issuance and listing. Where an enterprise whose principal business activities are conducted in PRC seeks to issue and list its shares in the name of an overseas enterprise (“Overseas Issuer”) on the basis of the equity, assets, income or other similar rights and interests of the relevant PRC domestic enterprise, such activities shall be deemed an indirect overseas issuance and listing (“Indirect Overseas Issuance and Listing”) under the Draft Overseas Listing Regulations. Therefore, the proposed offering would be deemed an Indirect Overseas Issuance and Listing under the Draft Overseas Listing Regulations. As such, the Company would be required to complete the filing procedures of and submit the relevant information to CSRC after the Draft Overseas Listing Regulations become effective.

As such, the Company’s businesses may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Chinese government may intervene or influence our operations at any time with little advance notice, which could result in a material change in our operations and in the value of our common stock. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. As a result, our common stock may decline in value dramatically or even become worthless should we become subject to new requirement to obtain permission from the PRC government to list on U.S. exchange in the future.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

Changes in the value of the RMB against the U.S. dollar are affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of, and any dividends payable on our shares in U.S. dollar terms. For example, to the extent that we need to convert U.S. dollars we receive from our public offering into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on RMB amount we would receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of paying dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations of the RMB against other currencies may increase or decrease the cost of imports and exports, and thus affect the price-competitiveness of our products against products of foreign manufacturers or products relying on foreign inputs.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Increases in labor costs in the PRC may adversely affect our business and results of operations.

The currently effective PRC Labor Contract Law, or the Labor Contract Law was first adopted on June 29, 2007 and later amended on December 28, 2012. The PRC Labor Contract Law has reinforced the protection of employees who, under the Labor Contract Law, have the right, among others, to have written employment contracts, to enter into employment contracts with no fixed term under certain circumstances, to receive overtime wages and to terminate or alter terms in labor contracts. Furthermore, the Labor Contract Law sets forth additional restrictions and increases the costs involved with dismissing employees. To the extent that we need to significantly reduce our workforce, the Labor Contract Law could adversely affect our ability to do so in a timely and cost-effective manner, and our results of operations could be adversely affected. In addition, for employees whose employment contracts include noncompetition terms, the Labor Contract Law requires us to pay monthly compensation after such employment is terminated, which will increase our operating expenses.

We expect that our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to pass on these increased labor costs to our vehicle buyers by increasing the prices of our products and services, our financial condition and results of operations would be materially and adversely affected.

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiary’s ability to increase its registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

In July 2014, the State Administration of Foreign Exchange promulgated the Circular on Issues Concerning Foreign Exchange Administration over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents via Special Purpose Vehicles, or “Circular 37”. According to Circular 37, prior registration with the local SAFE branch is required for Chinese residents to contribute domestic assets or interests to offshore companies, known as Special Purpose Vehicles (“SPVs”). Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the SPV, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division, or other material event. Further, foreign investment enterprises established by way of round-tripping shall complete the relevant foreign exchange registration formalities pursuant to the prevailing foreign exchange control provisions for direct investments by foreign investors, and disclose the relevant information such as actual controlling party of the shareholders truthfully.

We may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. As a result, we cannot assure you that all of our shareholders or beneficial owners who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiaries, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Makesi WFOE’s ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

Wuge may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Wuge may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers and face other penalties.

Wuge may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of our operations as well as regarding our employees and third parties. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of  personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect us and our listing on Nasdaq. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, we may be required to delist from Nasdaq and we may be subject to fines and penalties. On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which took effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. On January 4, 2022, thirteen PRC regulatory agencies, namely, the CAC, the NDRC, the Ministry of Industry and Information Technology, the Ministry of Public Security, the Ministry of State Security, the Ministry of Finance, MOFCOM, SAMR, CSRC, the People’s Bank of China, the National Radio and Television Administration, National Administration of State Secrets Protection and the National Cryptography Administration, jointly adopted and published the Measures for Cybersecurity Review (2021), which became effective on February 15, 2022. The Measures for Cybersecurity Review (2021) required that, among others, in addition to “operator of critical information infrastructure” any “operator of network platform” holding personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review.

On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (the “Review Measures”), and on December 28, 2021, the Cyberspace Administration of China jointly with the relevant authorities published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replace the Review Measures, which required that, operators of critical information infrastructure purchasing network products and services, and data processors (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

Under the Data Security Law enacted on September 1, 2021 and the Measures for Cybersecurity Review (2021) implemented on February 15, 2022, given that (i) Wuge is not an Operator, (Ii) Wuge does not possess more than one million users’ personal information, and (iIi) data processed in Wuge’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, if the CSRC, CAC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for this offering and any follow-on offering, we may be unable to obtain such approvals and we may face sanctions by the CSRC, CAC or other PRC regulatory agencies for failure to seek their approval which could significantly limit or completely hinder our ability to offer or continue to offer securities to our investors and the securities currently being offered may substantially decline in value and be worthless.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, this offering and our reputation and could result in a loss of your investment in our common stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and this offering. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our Company and business operations will be severely hampered and your investment in our common stock could be rendered worthless.

You may face difficulties in protecting your interests and exercising your rights as a stockholder since we conduct substantially all of our operations in China, and almost all of our officers and directors reside outside the U.S.

Although we are incorporated in Nevada, we conduct substantially all of our operations in China. All of our current officers and almost all of our directors reside outside the U.S. and substantially all of the assets of those persons are located outside of the U.S. It may be difficult for you to conduct due diligence on the Company or such directors in your election of the directors and attend shareholders meeting if the meeting is held in China. We plan to have one shareholder meeting each year at a location to be determined, potentially in China. As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely or predominantly within the U.S.

The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Although the audit report included in annual report was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our common stock may be delisted or prohibited from trading.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national securities exchange or in the over the counter trading market in the U.S. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the Holding Foreign Companies Accountable Act from three years to two.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, PCAOB announced the PCAOB Holding Foreign Companies Accountable Act determinations (the “PCAOB determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our auditor, WWC, P.C., the independent registered public accounting firm that issues the audit report in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in San Mateo, California, and is subject to inspection by the PCAOB on a regular basis. Therefore, we believe that, as of the date of this annual report, our auditor is not subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021.

However, these recent developments would add uncertainties to our offering, and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the Holding Foreign Companies Accountable Act, and ultimately result in a determination by a securities exchange to delist the Company’s securities.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that impact or may impact national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, the Anti-Monopoly Law promulgated by the SCNPC effective in 2008 requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds (i.e., during the previous fiscal year, (i) the total global turnover of all operators participating in the transaction exceeds RMB10 billion and at least two of these operators each had a turnover of more than RMB400 million within China, or (ii) the total turnover within China of all the operators participating in the concentration exceeded RMB 2 billion, and at least two of these operators each had a turnover of more than RMB 400 million within China) must be cleared by MOFCOM before they can be completed.

Moreover, the Anti-Monopoly Law requires that the MOC shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOC that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOC, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOC or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

If Wuge fails to maintain the requisite licenses and approvals required under PRC law, our business, financial condition and results of operations may be materially and adversely affected.

Foreign investment is highly regulated by the PRC government and local authorities. Wuge is required to obtain and maintain certain licenses or approvals from different regulatory authorities in order to operate their respective current businesses. These licenses and approvals are essential to the operation of their businesses, for example, the value-added telecommunication business carried out by Wuge. If Wuge fails to obtain or maintain any of the required licenses or approvals for its business, we may be subject to various penalties, such as fines and the discontinuation or restriction of its operations. Any such disruption in the business operations of Wuge could materially and adversely affect our business, financial condition and results of operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions against us or our management, in China, based upon United States laws, including the U.S. federal securities laws, or other foreign laws.

We are a company incorporated in Nevada. Substantially all of our operations are conducted in China, and substantially all of our assets are located in China. All of our current directors and officers reside in China, and substantially all of the assets of those persons are located outside of the United States. As a result, it may be difficult for a shareholder to effect service of process within the United States upon these persons, or to enforce judgments against us which are obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States.

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

Due to the impact of the COVID-19 pandemic, the offices of our then subsidiaries Shengrong Environmental Protection Technology (Wuhan) Co., Ltd. (“Shengrong WFOE”) and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”) in Hubei Province, China were closed on January 23, 2020 to adhere to the emergency quarantine measures required by local governments. The economic disruption caused by COVID-19 were catastrophic to the coating material business of Shengrong WFOE and Wuhan HOST, which had no revenue and negative operating income since the fourth quarter of 2019 and no revenue or operating income for the first and second quarter of 2020. Shengrong WFOE and Wuhan HOST lost employees, suppliers and customers and were not able to recover. As a result, we sold our businesses located in Wuhan in June 2020. For more details, please see “Item 1. Business – Corporate History and Structure - Disposition of China Sunlong”.

The extent to which COVID-19 negatively impacts our business is highly uncertain and cannot be accurately predicted. We believe that the coronavirus outbreak and the measures taken to control it may have a significant negative impact on not only our business, but economic activities globally. The magnitude of this negative effect on the continuity of our business operation in China remains uncertain. These uncertainties impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition and results of operations, and as a result could adversely affect our stock price and create more volatility.

Wuge has limited operating histories, which make it difficult to evaluate their businesses and prospects.

Wuge commenced operation in October 2019 and started its digital door sign business in March 2021. We cannot guarantee whether Wuge will continue to generate revenue. You should consider the future prospects of Wuge in light of the risks and uncertainties experienced by early stage companies in evolving industries. Wuge’s limited history may not serve as an adequate basis to judge our future prospects and results of operations. Wuge’s operations are subject to all of the risks, challenges, complications and delays frequently encountered in connection with the operation of any new business, as well as those risks that are specific to the coal trading industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products and technologies. Despite the best efforts, Wuge may never overcome these obstacles.

Wuge will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	obtain sufficient working capital and increase its registered capital to support expansion of our industrial and mining recycling business;

●	comply with any changes in the laws and regulations of the PRC or local province that may affect our operations;

●	expand our customer base;

●	maintain adequate control of default risks and expenses allowing us to realize anticipated revenue growth;

●	implement our growth strategies and plans and adapt and modify them as needed;

●	integrate any future business combinations; and

●	anticipate and adapt to changing conditions and regulations applicable to Wuge’s business in China.

If Wuge is unable to address any or all of the foregoing risks, Wuge’s business may be materially and adversely affected.

Wuge may be unable to gain any significant market acceptance for our products and services or be unable to establish a significant market presence.

Wuge’s growth strategy for is substantially dependent upon Wuge’s ability to market the digital door signs and accompanying services successfully to prospective customers in China. This requires that we heavily rely upon Wuge’s development and marketing partners. Failure to select the right development and marketing partners will significantly delay or prohibit our ability to develop our intended products and services, market the products and gain market acceptance. Wuge’s intended products and services may not achieve significant market acceptance. If acceptance is achieved, it may not be sustained for any significant period of time. Failure of Wuge’s intended products and services to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions and the results of Wuge’s operations.

If Wuge fails to achieve and sustain sufficient market acceptance, we will not generate sufficient revenue, if at all, and our growth prospects, financial condition and results of operations could be harmed.

Wuge may never gain significant acceptance in the market and, therefore, may never generate substantial revenue or allow us to achieve or maintain profitability. Adoption of Wuge’s digital door sign in China depends on many factors, including acceptance by users, adaptation of the technology and general consumer behavior in connection with E-commerce. Our ability to achieve commercial market acceptance for Wuge or any other future products also depends on the strength of our sales, marketing and distribution organizations.

Cyber security risks could adversely affect our business and disrupt its operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, Wuge’s products and technologies and those of third parties that Wuge uses in the operations are vulnerable to cyber security risks, including cyber attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that Wuge uses in the operations, which could lead to interruptions, delays, loss of critical data, and loss of consumer confidence.

In addition, we may be the target of email scams that attempt to acquire sensitive information or company assets. Despite our efforts to create security barriers to such threats, Wuge may not be able to entirely mitigate these risks. Any cyber attack that attempts to obtain our data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect Wuge’s business, operating results, and financial condition, be expensive to remedy, and damage our reputation.

Any assertion by a third party that we are infringing its intellectual property could subject Wuge to costly and time-consuming litigation or expensive licenses and its business could be harmed.

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

We cannot assure you that Wuge will prevail in any future intellectual property infringement or other litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require Wuge to enter into royalty or licensing agreements. In addition, Wuge could be obligated to indemnify our customers against third parties’ claims of intellectual property infringement based on Wuge’s products or solutions. If Wuge’s products or solutions violate any third-party intellectual property rights, Wuge could be required to withdraw them from the market, re-develop them or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop Wuge’s products or solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase the costs and harm our business, financial condition and operating results. Withdrawal of any of the products or solutions from the market could harm Wuge’s business, financial condition and operating results.

Failure to manage Wuge effectively since its acquisition could materially impact our business.

The recent acquisition of Wuge have placed, and future growth will place, a significant strain on the Company’s management, administrative, operational and financial infrastructure. The Company’s success will depend in part on its ability to manage Wuge effectively. To manage the recent and expected growth of its operations and personnel, the Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Failure to effectively manage Wuge could result in difficulty or delays in deploying the Company’s services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact the Company’s business performance and results of operations.

Risks Related to Our Securities

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock may have, when compared to seasoned issuers, significant price volatility and we expect that the price of our shares of common stock may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities to the Company and could divert our management’s attention and resources.

We will need additional capital in the future. If additional capital is not available, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely.

Regardless of the success of this offering, we will require additional capital in the future. We have incurred losses in each year since our inception. If we continue to use cash at our historical rates of use we will need significant additional financing, which we may seek through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest will be diluted, and the terms of any such offerings may include liquidation or other preferences that may adversely affect the then existing shareholders rights. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt or making capital expenditures. If we raise additional funds through collaboration, strategic alliance or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

Raising additional capital by issuing shares may cause dilution to existing shareholders.

We are currently authorized to issue 200,000,000 shares of common stock. As of March 31, 2022, we had [38,429,617] shares of common stock issued and outstanding.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest will be diluted, and the terms of any such offerings may include liquidation or other preferences that may adversely affect the then existing shareholders rights. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt or making capital expenditures. If we raise additional funds through collaboration, strategic alliance or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

Future sales of our common stock could reduce the market price of the common stock.

Substantial sales of our common stock may cause the market price of our common stock to decline. Sales by us or our security holders of substantial amounts of our common stock, or the perception that these sales may occur in the future, could cause a reduction in the market price of our common stock.

The issuance of any additional shares of our common stock or any securities that are exercisable for or convertible into our common stock, may have an adverse effect on the market price of the common stock and will have a dilutive effect on our existing shareholders and holders of common stock.

We do not know whether a market for the common stock will be sustained or what the trading price of the common stock will be and as a result it may be difficult for you to sell your shares.

Although our common stock trade on Nasdaq, an active trading market for the common stock may not be sustained. It may be difficult for you to sell your shares without depressing the market price for the common stock. As a result of these and other factors, you may not be able to sell your shares. Further, an inactive market may also impair our ability to raise capital by selling common stock, or may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares as consideration.

We have no plans to pay dividends on our shares, and you may not receive funds without selling the shares.

We have not declared or paid any cash dividends on our common stock, nor do we expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any additional future earnings to finance our operations and growth and, therefore, we have no plans to pay cash dividends on our common stock at this time. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our board of directors deems relevant. Accordingly, you may have to sell some or all of the shares in order to generate cash from your investment. You may not receive a gain on your investment when you sell the shares and may lose the entire amount of your investment.

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

We have granted participation rights which could affect our ability to raise funds.

Pursuant to the securities purchase agreement with the investors from the February 2021 Offering, we granted such investors participation rights with respect to issuance of common stock or common stock equivalents within 12 months after the date of the securities purchase agreement. This participation right could delay, limit or hinder our ability to enter into equity financings and to raise funds from third parties.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

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

(b) Holders

On March 31, 2022, there are approximately 324 holders of record of our common stock and 2 holders of record of our warrants.

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

(e) Recent Sales of Unregistered Securities

Acquisition of Sichuan Wuge Network Games Co., Ltd.

On January 24, 2020, the Company issued an aggregate of 4,000,000 shares of its common stock, par value $0.0001 per share, to all the shareholders of Sichuan Wuge Network Games Co., Ltd. (“Wuge”), pursuant to a share purchase agreement with Wuge, in exchange for the Wuge’s shareholders’ approval to cause Wuge to enter into, certain contractual agreements with Tongrong Technology (Jiangsu) Co., Ltd. (“Tongrong WFOE”), the Company’s indirectly owned subsidiary. Wuge’s shareholders are Wei Xu, who became a director of the Company as a result of the acquisition and was subsequently appointed as the Chief Executive Officer, President and Chairman of the Board of the Company, Bibo Lin, who was subsequently appointed as a vice president and director of the Company, Jiangsu Lingkong Network Joint Stock Co., Ltd., which is controlled by Wei Xu, and Anhui Shuziren Network Technology Co., Ltd., which is controlled by Wei Xu.

On January 11, 2021, Tongrong WFOE entered into a series of assignment agreements with Makesi Iot Technology (Shanghai) Co., Ltd. (“Makesi WFOE”), pursuant to which Tongrong WFOE assign all its rights and obligations under the VIE agreements to Makesi WFOE. As a result, for account purposes, Makesi WFOE shall have receive economic benefits of Wuge and consolidate the financial results of Wuge in the consolidated financial statement of the Company under U.S. GAAP for accounting purposes.

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

Asset Purchase Agreement dated July 28, 2021 and Termination Agreement dated February 23, 2022

On July 28, 2021, the Company entered into an asset purchase agreement with certain seller pursuant to which the Company purchased from the seller digital currency mining machines for a total purchase price of RMB 106,388,672.43, or US$ 16,442,109.95 (based on the exchange rate between RMB and USD of 1: 6.4705 as of July 8, 2021). In exchange, the Company issued 7,647,493 shares of common stock of the Company, valued at $2.15 per share, on August 26, 2021. On February 23, 2022, the Company entered into a termination agreement with the seller to terminate the asset purchase agreement dated July 28, 2021 and forfeit the transaction. The 7,647,493 shares of common stock of the Company were cancelled on March 14, 2022.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

Overview

Code Chain New Continent Limited (“CCNC”, formerly known as JM Global Holding Company and TMSR Holding Company Limited) is a holding company incorporated in the State of Nevada with no material operations of its own. We currently conduct business through Wuge Network Games Co., Ltd. (“Wuge”). For accounting purposes, we receive the economic benefits of Wuge through the VIE agreements, which enable us to consolidate the financial results of Wuge in our consolidated financial statements under U.S. GAAP and the structure involves unique risks to investors. The VIE agreements have not been tested in a court of law and the Chinese regulatory authorities could disallow this VIE structure, which would likely result in a material change in our operations and the value of our securities, including that it could cause the value of such securities to significantly decline or become worthless. For more details on the VIE structure, please see “Item 1. Business – Corporate Structure - Contractual Arrangements between Wuge And Makesi WFOE”.

Prior to March 30, 2021, we were also engaged in coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap through Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”), a then VIE of the Company. On March 30, 2021, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company (the “Buyer”), and Qihai Wang, former director of the Company (the “Payee”). Pursuant to the agreement, the Company agreed to sell and the Buyer agreed to purchase all the issued and outstanding ordinary shares (the “Tongrong Shares”) of Tongrong Technology (Jiangsu) Co., Ltd. (“Tongrong WFOE”), a PRC company and an indirect subsidiary of the Company. The Payee agreed to be responsible for the payment of the purchase price on behalf of Buyer. On March 31, 2021, the Company closed the sale of the Tongrong Shares and caused the CCNC Shares to be cancelled. Tongrong WFOE had a series of VIE agreements with Rong Hai and the shareholders of Rong Hai. The sale of Tongrong Shares included disposition of Rong Hai. As a result, as of March 31, 2021, operations of Tongrong WFOE and Rong Hai have been designated as discontinued operations.

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

We cannot assure you that we, our subsidiaries or our variable interest entity will prevail in any future intellectual property infringement or other litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us or our subsidiaries to enter into royalty or licensing agreements. In addition, we, our subsidiaries or our variable interest entity could be obligated to indemnify our customers against third parties’ claims of intellectual property infringement based on our products or solutions. If our products or solutions violate any third-party intellectual property rights, we could be required to withdraw them from the market, re-develop them or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our products or solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our products or solutions from the market could harm our business, financial condition and operating results.

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

The extent to which COVID-19 negatively impacts our business is highly uncertain and cannot be accurately predicted. We believe that the coronavirus outbreak and the measures taken to control it may have a significant negative impact on not only our business, but economic activities globally. The magnitude of this negative effect on the continuity of our business operation in China remains uncertain. These uncertainties impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition and results of operations, and as a result could adversely affect our stock price and create more volatility.

Results of Operations

Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020

				Percentage
	2021	2020	Change	Change
Revenues –Wuge digital door signs	$25,029,949	-	$25,029,949	N/A
Revenues –Trading and others		591,455	(591,455)	(100.0)%
Total revenues	25,029,949	591,455	24,438,494	4131.9%

Cost of Revenues –Wuge digital door signs	16,779,949	-	16,779,949	N/A
Cost of Revenues –Trading and others		21,045	(21,045)	(100.0)%
Total cost of revenues	16,779,949	21,045	16,758,904	79633.7%

Gross profit	8,250,000	570,410	7,679,590	1346.3
Operating expenses	22,896,602	1,067,185	21,829,417	2045.5%
Loss from operations	(14,646,602)	(496,775)	(14,149,827)	2848.3%
Other income, net	117,918	(3,893,359)	4,011,277	(103.0)%
Loss from continuing operations	(15,823,825)	(4,390,134)	(11,433,691)	260.4%
Discontinued operations:
Income from discontinued operations	23,571	107,020	(83,449)	78.0%
Loss (gain) on disposal, net of taxes	(11,170,638)	6,793,570	(17,964,208)	(264.4)%
Net (loss) income	(26,970,892)	2,510,456	(29,481,348)	(1,174.3)%

Revenues

The Company’s revenue consists of Wuge digital door signs. Total revenues increased by approximately $25.0 million, to approximately $25.0 million for the year ended December 31, 2021, compared to approximately $0 million for the year ended December 31, 2020. The increase was mainly due to the company’s increased effort in promoting the Wuge digital door signs.

Cost of Revenues

The Company’s cost of revenues consists of cost of Wuge digital door signs. Total cost of revenues increased by approximately $16.8 million, to approximately $16.8 million for the year ended December 31, 2021, compared to approximately $0 for the same period in 2020. Our total cost of revenues increase was attributable to the Company’s general increase in revenue for Wuge digital door signs.

Gross Profit

The Company’s gross profit increased by approximately $7.7 million, to approximately $8.3 million during the year ended December 31, 2021, from approximately $0.6 million for the year ended December 31, 2020. The increase was due to the increase in the sales of Wuge digital door signs.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses increased by approximately $22.2 million, by approximately 3006.1%, from approximately $22.9 million for the year ended December 31, 2021 to approximately 0.7 million for the year ended December 31, 2020. The increase was mainly due to increased employee compensation.

Loss from Operations

As a result of the foregoing, loss from operations for the year ended December 31, 2021 was approximately $14.6 million, an increase of approximately $14.1 million, or approximately 2848.3%, from approximately $0.5 million for the year ended December 31, 2020. The increase was mainly due to increased employee compensation.

Net Loss (Income)

The Company’s net loss increased by approximately $29.5 million, or 1174.3%, to approximately $27.0 million net loss for the year ended December 31, 2021, from approximately $2.5 million net income for the same period in 2020. The increase was mainly due to the disposal of certain subsidiaries and employee compensation.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of December 31, 2021, our net working capital was approximately $25.2 million, over 3% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $25.7 million and is expected to continue to generate cash flow from operations in the twelve months period.

We believe that current levels of cash and cash flows from operations will be sufficient to meet its anticipated cash needs for at least the next twelve months from the date the consolidated financial statements to be issued. However, it may need additional cash resources in the future if it experiences changed business conditions or other developments, and may also need additional cash resources in the future if it wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash and cash equivalents on hand, the Company may seek to issue debt or equity securities or obtain additional credit facility

The following summarizes the key components of the Company’s cash flows for the year ended December 31, 2021 and 2020.

	For the year ended December 31,
	2021	2020

Net cash used in operating activities	$(5,511,052)	$(2,101)
Net cash used in investing activities	(1,270,484)	(4,530,808)
Net cash provided by financing activities	22,795,762	3,059,195
Effect of exchange rate change on cash	(2,424,613)	(11,136)
Net change in cash	$13,589,613	$(1,484,850)

As of December 31, 2021 and 2020, the Company had cash in the amount of $14,588,330 and $998,717, respectively. As of December 31, 2021 and 2020, $14,385,549 and $998,717 and were deposited with various financial institutions located in the PRC, respectively. As of December 31, 2021 and 2020, $202,781 and $0 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $5.5 million for the year ended December 31, 2021, as compared to approximately $2,101 net cash used in operating activities for the year ended December 31, 2020. Net cash used in operating activities was mainly due to the decrease of approximately $0.4 million other receivables, the increase of approximately $27.6 million of prepayments, and the increase of approximately $6.6 million of customer deposits, and the increase of approximately $2.2 million of taxes payable.

Investing activities

Net cash used in investing activities was approximately $1.3 million for the year ended December 31, 2021, as compared to approximately $4.5 million net cash used in investing activities for the year ended December 31, 2020. Net cash provided by investing activities for the year ended December 31, 2021 was due to approximately $0.3 million spending on purchase of equipment and $1.0 million by disposal of discontinued operations.

Financing activities

Net cash provided by financing activities was approximately $22.8 million for the year ended December 31, 2021, as compared to approximately $3.1 million net cash provided by financing activities for the year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2021 was due to approximately $0.3 million proceeds from short-term loans – bank and $22.5 million proceeds from issuance of common stock.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-31 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officers, President and Chief Financial Officer (the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective at December 31, 2021 due to the material weaknesses identified by our management as described above.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this report:

Name	Age	Position
Wei Xu	59	Chief Executive Officer, President, and Chairman of the Board
Yi Li	44	Chief Financial Officer and Secretary
Jianan Liang	46	Chief Operating Officer
Bibo Lin	38	Vice President and Director
Mingyue Cai (1)(2)(3)	43	Director, Chairman of the Compensation Committee
Chengwei Mo (1)(2)(3)	47	Director, Chairman of the Audit Committee
Siyang Hu (1)(2)(3)	39	Director
Fei Gan (1)(2)(3)	41	Director, Chairman of the Nominating and Corporate Governance Committee

(1)	Member of our Audit Committee

(2)	Member of our Compensation Committee

(3)	Member of our Nominating and Corporate Governance Committee

Business Experience and Directorships

The following describes the backgrounds of the director nominees. Our board of directors has determined that (a) other than Messrs. Wei Xu and Bibo Lin, all of our directors are independent directors as defined under the Nasdaq Stock Market’s listing standards governing members of boards of directors, and (b) the members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are independent under applicable SEC rules

Mr. Wei Xu

Mr. Wei Xu was appointed as a director of the Company on January 3, 2020, as the Chairman of the Board on February 25, 2020, as the President of the Company on October 29, 2020, and as the Chief Executive Officer on January 21, 2022. Mr. Xu is the inventor of QR code patent and the creator of Code Chain interface. He founded and has served as the chairman of the board of director at Lingkong Group, a Chinese company that engages in systems applications and products in data processing, since August 2006. In July 2019, Mr. Xu founded Sichuan Wuge Network Games Co., Ltd., a game developing company that combines IoT and e-commerce that is based on ChainCode interface. From July 1994 to July 2006, Mr. Xu was the COO of NEC IT Management Co., Ltd., the Chinese subsidiary of NEC Japan, a company that provides information technology solutions including but not limited to SAP, SCM and Matrixlink. Mr. Xu received his bachelor’s degree in business administration in China from Fudan University in 1992.

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

Mr. Bibo Lin

Mr. Lin was appointed as the Vice President of the Company on February 25, 2021 and as a director on March 30, 2021. Mr. Lin is the founder and President of Wuge Network Games Co., Ltd., a VIE of the Company. Mr. Lin has extensive experience in information technology and Blockchain technology. From September 2018 to May 2019, Mr. Lin was the CEO of Chengdu Yuan Malian Technology Co., Ltd., a PRC company that engaged in technical support of Internet of Things. From December 2017 to July 2018, Mr. Lin was the CEO of Sichuan Hongming Technology Development Co., Ltd., a PRC company that engaged in the development and maintenance of Internet application software. From February 2015 to January 2018, Mr. Lin was the CEO of Chengdu Huasu Internet Technology Service Co., Ltd., a PRC company that engaged in Internet consulting and Internet project development planning. From February 2014 to January 2015, Mr. Lin was the Vice President at Sichuan Tiangou Technology Co., Ltd., a PRC company that operated e-commerce. Prior to that, Mr. Lin worked for Alibaba Sichuan as a sales manager for 7 years.

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

Mr. Chengwei Mo

Mr. Chengwei Mo is the head of Greater China Region at Hong Kong Intellectual Property Exchange Ltd. Mr. Chengwei Mo has more than 20 years of experience as a finance executive. He was CEO of Beijing Wenjinsuo Internet Information Services Limited from 2017 to 2019, prior to which he was the General Manager of Beijing Zhongtianyichuang Investment Management Limited. He also served as the accounting manager of Yichuang Yingshi Investment Management (Beijing) Limited and a several other information technology companies. Mr. Mo holds a Master degree in business management from Chinese Academy of Sciences and a bachelor degree in automatic engineering from Wuhan Technology University.

Mr. Siyang Hu

 Mr. Siyang Hu is the Chief Operating Officer of Highsharp, an electronics company in China. Mr. Hu has been engaged in the electrical engineer and semi-conductor technology for more than ten years and has held senior management positions in many companies. He has served as the Chief Operating Officer of Highsharp since 2016 and sales manager at Samsung (Shanghai) between 2008 and 2010. His responsibilities at Highsharp include the day-to-day management of the Shenzhen branch, market survey of client needs, supplier development and maintenance and product manufacturing.

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

As discussed above, in connection with the Business Combination, our board of directors has been reconstituted and comprised of six members. Our board of directors believes it is in the best interests of the Company for the board of directors to have no separate classification, such that each director serves a one-year term until the next annual meeting of stockholders or until such director’s successor is elected or qualified. If Proposal 4 is approved at the special meeting, all six directors that our board of directors has nominated to serve on the board will serve until the first annual meeting of stockholders following the Business Combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. We anticipate that a majority of our board of directors will be independent as of the closing of the Business Combination. An “independent director” is defined under the Nasdaq rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We anticipate that our board of directors will determine that Mr. Mingyue Cai, Mr. Chengwei Mo, Mr. Fei Gan and Mr. Siyang Hu are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Leadership Structure and Risk Oversight

The board of directors does not have a lead independent director. Currently Mr. Wei Xu serves as our Chief Executive Officer, President and Chairman of the Board.

Committees of the Board of Directors

The standing committees of our board of directors currently consists of an Audit Committee and a Compensation Committee, and after the Business Combination will also consist of a Nominating and Corporate Governance Committee. Each of the committees will report to the board of directors as they deem appropriate and as the board may request.

Audit Committee

Our Audit Committee currently consists of Mr. Chengwei Mo, Mr. Siyang Hu, Mr. Fei Gan and Mr. Mingyue Cai, with Mr. Chengwei Mo serving as the chairman of the Audit Committee. We believe that each of these individuals qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. We also believe that Mr. Chengwei Mo qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is attached as an exhibit to this Report.

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

Compensation Committee

Our Compensation Committee currently consists of Mr. Mingyue Cai, Mr. Siyang Hu, Mr. Fei Gan and Mr. Chengwei Mo, with Mr. Mingyue Cai serving as the chairman of the Compensation Committee. We anticipate that each of the members of our Compensation Committee will be independent under the applicable Nasdaq listing standards. Our board of directors has adopted a written charter for the Compensation Committee, which is attached as an exhibit to this Report.

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

Our Corporate Governance and Nominating Committee currently consists of Mingyue Cai, Mr. Siyang Hu, Mr. Fei Gan and Mr. Chengwei Mo, with Mr. Fei Gan serving as the chairman of the Corporate Governance and Nominating Committee. We anticipate that each of the members of our Corporate Governance and Nominating Committee will be independent under the applicable Nasdaq listing standards. Our board of directors has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.ccnctech.com.

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

Item 11. Executive Compensation

The following table provides disclosure concerning all compensation paid for services to CCNC in all capacities for our fiscal years ended December 31, 2021 and 2020 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Wei Xu (1)	2021	10,000	-	-	-	-	10,000
(CEO, President and Chairman of the Board)	2020	10,000	-	-	-	-	10,000

Yimin Jin (2)	2021	66,667	-	-	-	-	66,667
(Former CEO)	2020	100,000	-	-	-	-	100,000

Weidong (David) Feng (3)	2021	33,333	-	-	-	-	33,333
(Former CEO)	2020	-	-	-	-	-	-

Tingjun Yang (4)	2021	18,750	-	-	-	-	18,750
(Former CEO)	2020	-	-	-	-	-	-

Yi Li (5)	2021	30,000	-	-	-	-	30,000
(CFO)	2020	30,000	-	-	-	-	30,000
Jianan Liang (6)	2021	23,750					23,750
(COO)	2020	-					-
Bibo Lin (7)	2021	10,000					10,000
(Vice President and director)	2020	8,333					8,333

(1)	Mr. Wei Xu was appointed as a director of the Company on January 3, 2020, as the Co-Chairman of the Board on February 25, 2020. as the President on October 29, 2020, and the CEO on January 21, 2022. the President of the Company on October 29, 2020.

(2)	Ms. Yimin Jin was appointed as the Co-CEO of the Company on April 15, 2019. Mr. Jin was also a director of the Company. On April 7, 2021, Mr. Jin tendered his resignation as a director and Co-Chairman of the Board of Director of the Company. On September 7, 2021, Mr. Jin tendered his resignation as Co-Chief Executive Officer of the Company.

(3)	Ms. Weidong (David) Feng was appointed as the Co-CEO of the Company on February 1, 2021. On October 1, 2021, Mr. Feng tendered his resignation as Co-Chief Executive Officer of the Company.
(4)	Ms. Tingjun Yang was appointed as the CEO of the Company on September 7, 2021. On January 21, 2022, Mr. Yang tendered his resignation as Chief Executive Officer of the Company.

(5)	Ms. Yi Li was appointed as the CFO of the Company on April 25, 2019.

(6)	Mr. Jianan Liang was appointed as the COO of the Company on March 17, 2021.

(7)	Mr. Bibo Lin was appointed as the Vice President of the Company on February 25, 2020 and as the director on March 30, 2021.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2020

During the fiscal year ended December 31, 2021, no shares of common stock were granted to our officers and directors under the plan.

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

Director Compensation

The following table represents compensation earned by our non-executive directors in 2021.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Qihai Wang (1)	$2,500	-	-	-	$2,500
Manli Long (2)	$1,250	-	-	-	$1,250
Min Zhu (3)	$1,250	-	-	-	$1,250
Yajing Li (4)	$2,500	-	-	-	$2,500
Mingyue Cai (5)	$10,000	-	-	-	$10,000
Chengwei Mo (6)	$7,500	-	-	-	7,500
Siyang Hu (7)	$3,333	-	-	-	3,333
Fei Gan (8)	$8,750	-	-	-	8,750
Jin Wang (9)	$5,833	-	-	-	5,833

(1)	Mr. Qihai Wang was appointed as a director of the Company on April 24, 2019. Mr. Wang resigned from her position on March 30, 2021.

(2)	Ms. Manli Long was appointed as a director of the Company on April 08, 2019. Ms. Long resigned from her position on February 11, 2021.

(3)	Ms. Min Zhu was appointed as a director of the Company on March 22, 2019. Mr. Zhu resigned from her position on February 11, 2021.

(4)	Ms. Yajing Li was appointed as a director of the Company on November 16, 2020. Mr. Li resigned from her position on March 29, 2021.

(5)	Mr. Mingyue Cai was appointed as a director of the Company on February 25, 2020.

(6)	Mr. Chengwei Mo was appointed as a director of the Company on March 30, 2021.

(7)	Mr. Siyang Hu was appointed as a director of the Company on September 2, 2021.

(8)	Mr. Fei Gan was appointed as a director of the Company on February 11, 2021.

(9)	Mr. Jin Wang was appointed as a director of the Company on February 11, 2021. Mr. Wang resigned from her position on September 2, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

The percentage ownership information shown in the table below is based on that there were 38,429,617 shares of common stock outstanding as of March 31, 2022. Unless otherwise noted, the business address of each of the following entities or individuals is Room 1, 2nd Floor, No 119 South Zhaojuesi Road, Chenghua District, Chengdu, Sichuan, China 610047.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers
Wei Xu, Chief Executive Officer, President and Chairman of the Board (1)	3,940,184	10.25%
Yi Li, Chief Financial Officer	-	-
Jianan Liang, Chief Operating Officer	-	-
Bibo Lin, Vice President and Director	1,200,000	3.12%
Mingyue Cai, Director	-	-
Fei Gan, Director	-	-
Chengwei Mo, Director	-	-%
Siyang Hu, Director	-	-
All officers and directors as a group (8 persons):	5,140,184	13.38%

5% Beneficial Owner
Yimin Jin (1)	4,334,705	11.28%
Hong Kong Kisen Co., Limited	2,300,000	5.98%

(1)	Wei Xu individually holds 3,940,184 shares of common stock. Yimin Jin individually holds 4,334,705 shares of common stock. Pursuant to a Voting-in-Concert Agreement by and between Wei Xu and Yimin Jin dated July 26, 2021, if the parties are unable to reach a unanimous consent in relation to the matters requiring action in concert, a decision made by more than 50% of the voting rights of the parties will be deemed a decision unanimously passed by all parties and will be binding on all parties. The Voting-in-Concert Agreement has a term of one year.

Changes in Control

There has been no change in control during the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except for the employment agreements previously entered into between us and certain of our named executive officers, and the related party transaction described below, none of our directors or named executive officers, nor any person who owned of record or was known to own beneficially more than 5% of the outstanding Shares of our common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction, or in any proposed transaction, which has materially affected or will affect us.

Related party balances

a.	Other receivable – related party:

Name of related party	Relationship	December 31, 2021	December 31, 2020
Chengdu Yuan Code Chain Technology Co. Ltd	A company controlled by former shareholder of the Company	$513,387	$230,134
Marchain (Shanghai) Network Technology Co., LTD	A company controlled by shareholder of the Company	78,423	-
Chenghua District Code To Code To Commerce And Trade Department	A company controlled by employee of the Company	19,138	-

Total		610,948	230,134

The Company advanced funds to the related party for technical services.

b.	Other payables – related parties:

Name of related party	Relationship	December 31, 2021	December 31, 2020

Chuanliu Ni	Chief Executive Officer and director of a former subsidiary	$325,907	$325,907
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500
Qihai Wang	Shareholder of the Company	-	24,729

Total		$466,407	$491,136

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Chengwei Mo, Mr. Siyang Hu, Mr. Mingyue Cai and Mr. Fei Gan are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

WWC, P.C., (“WWC”) was appointed by the Company to serve as its independent registered public accounting firm for fiscal years ended December 31, 2021 and 2020.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WWC in connection with regulatory filings. The aggregate fees billed or to be billed by WWC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC For the year ended December 31, 2021 and 2020 totaled $225,000 and $225,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021, we did not pay WWC for consultations concerning financial accounting and reporting standards.

Tax Fees. We paid WWC $5,000 for preparation of our 2020 US Income Tax Returns in 2021.

All Other Fees. We did not pay WWC for other services for the year ended December 31, 2021 and 2020.

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

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Incorporation, filed as exhibit 3.1 to the registration statement on Form S-1 filed on May 10, 2019 and incorporated herein by reference
3.2	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.2 to the registration statement on Form S-1 filed on May 10, 2019 and incorporated herein by reference
3.3	Certificate of Amendment of Articles of Incorporation, filed as exhibit 3.1 to the current report on Form 8-K filed on May 18, 2020 and incorporated herein by reference
3.4	Amended and Restated Bylaws, filed as exhibit 3.2 to the current report on Form 8-K filed on May 18, 2020 and incorporated herein by reference
4.1	Form of Registered Warrant, filed as exhibit 4.1 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.2	Form of Investor Warrant, filed as exhibit 4.2 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.3	Form of Placement Agent Warrant, filed as exhibit 4.3 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.4	Form of Lock-up Agreement, filed as exhibit 4.4 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
10.1	Employment Agreement between the Company and Yimin Jin dated April 15, 2019, filed as exhibit 10.1 to the current report on Form 8-K filed on April 15, 2019 and incorporated herein by reference
10.2	Employment Agreement between the Company and Yi Li dated April 25, 2019, filed as exhibit 10.1 to the current report on Form 8-K filed on April 26, 2019 and incorporated herein by reference
10.3	Employment Contract between the Company and Bibo Lin, dated February 25, 2020, filed as exhibit 10.2 to the current report on Form 8-K filed on February 26, 2020 and incorporated herein by reference
10.4	Employment Contract between the Company and Weidong (David) Feng dated February 1, 2021, filed as exhibit 10.1 to the current report on Form 8-K filed on February 1, 2021 and incorporated herein by reference
10.5	Employment Contract between the Company and Jianan Liang dated March 17, 2021, filed as exhibit 10.1 to the current report on Form 8-K filed on March 17, 2021 and incorporated herein by reference
10.6	Director Offer Letter between the Company and Mr. Qihai Wang, dated April 25, 2019, filed as exhibit 10.5 to the current report on Form 8-K filed on April 26, 2019 and incorporated herein by reference

10.7	Director Offer Letter between the Company and Wei Xu, dated January 3, 2020, filed as exhibit 10.6 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.8	Director Offer Letter between the Company and Mingyue Cai, dated February 25, 2020, filed as exhibit 10.1 to the current report on Form 8-K filed on February 26, 2020 and incorporated herein by reference
10.9	Director Offer Letter between the Company and Yajing Li, dated November 16, 2020, filed as exhibit 10.1 to the current report on Form 8-K filed on November 17, 2020 and incorporated herein by reference
10.10	Director Offer Letter between Code Chain New Continent Limited and Fei Gan, dated February 11, 2021, filed as exhibit 10.1 to the current report on Form 8-K filed on February 11, 2021 and incorporated herein by reference
10.11	Director Offer Letter between Code Chain New Continent Limited and Jin Wang, dated February 11, 2021, filed as exhibit 10.2 to the current report on Form 8-K filed on February 11, 2021 and incorporated herein by reference
10.12	Share Purchase Agreement dated January 3, 2020, filed as exhibit 10.1 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.13	Technical Consultation and Services Agreement dated January 3, 2020, filed as exhibit 10.2 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.14	Equity Pledge Agreement dated January 3, 2020, filed as exhibit 10.3 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.15	Equity Option Agreement dated January 3, 2020, filed as exhibit 10.4 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.16	Voting Rights Proxy and Financial Support Agreement dated January 3, 2020, filed as exhibit 10.5 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.17	Agreement to Assign Technical Consultation and Service Agreement dated January 11, 2021, filed as exhibit 10.2 to the current report on Form 8-K filed on January 11, 2021 and incorporated herein by reference
10.18	Agreement to Assign Equity Option Agreement dated January 11, 2021, filed as exhibit 10.3 to the current report on Form 8-K filed on January 11, 2021 and incorporated herein by reference
10.19	Agreement to Assign Equity Pledge Agreement dated January 11, 2021, filed as exhibit 10.4 to the current report on Form 8-K filed on January 11, 2021 and incorporated herein by reference
10.20	Agreement to Assign Voting Rights Proxy and Financial Supporting Agreement dated January 11, 2021, filed as exhibit 10.5 to the current report on Form 8-K filed on January 11, 2021 and incorporated herein by reference
10.21	Share Purchase Agreement dated November 30, 2018, filed as exhibit 10.1 to the current report on Form 8-K filed on December 03, 2018 and incorporated herein by reference
10.22	Consulting Services Agreement dated November 30, 2018, filed as exhibit 10.2 to the current report on Form 8-K filed on December 03, 2018 and incorporated herein by reference
10.23	Equity Pledge Agreement dated November 30, 2018, filed as exhibit 10.3 to the current report on Form 8-K filed on December 03, 2018 and incorporated herein by reference
10.24	Call Option Agreement dated November 30, 2018, filed as exhibit 10.4 to the current report on Form 8-K filed on December 03, 2018 and incorporated herein by reference
10.25	Voting Rights Proxy Agreement dated November 30, 2018, filed as exhibit 10.5 to the current report on Form 8-K filed on December 03, 2018 and incorporated herein by reference
10.26	Operating Agreement dated November 30, 2018, filed as exhibit 10.6 to the current report on Form 8-K filed on December 03, 2018 and incorporated herein by reference
10.27	Agreement to Assign Call Option Agreement dated April 30, 2020, filed as exhibit 10.2 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference
10.28	Agreement to Assign Consulting Services Agreement dated April 30, 2020, filed as exhibit 10.3 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference
10.29	Agreement to Assign Equity Pledge Agreement dated April 30, 2020, filed as exhibit 10.4 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference
10.30	Agreement to Assign Voting Rights Proxy Agreement dated April 30, 2020, filed as exhibit 10.5 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference

10.31	Agreement to Assign Operating Agreement dated April 30, 2020, filed as exhibit 10.6 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference
10.32	Share Purchase Agreement by and Among Code Chain Code Chain New Continent Limited, Jiazhen Li, Long Liao and Chunyong Zheng, dated June 30, 2020, filed as exhibit 10.1 to the current report on Form 8-K filed on July 6, 2020 and incorporated herein by reference
10.33	Placement Agency Agreement, dated as of February 18, 2021, by and between the Company and Univest Securities, LLC, filed as exhibit 10.1 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
10.34	Securities Purchase Agreement, dated as of February 18, 2021, by and between the Company and certain Investors, filed as exhibit 10.2 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
10.35	Asset Purchase Agreement dated February 23, 2021, filed as exhibit 10.1 to the current report on Form 8-K filed on March 1, 2021 and incorporated herein by reference
10.36	Amended and Restated Asset Purchase Agreement dated April 16, 2021 (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 19, 2021)
10.37	Amendment to the Amended and Restated Asset Purchase Agreement dated May 28, 2021 (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 1, 2021)
10.38	English Translation of the Joint Venture Agreement between the Company and Zhongyou Technology (Shenzhen) Co., Ltd. dated June 1, 2021 (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 7, 2021)
10.39	Asset Purchase Agreement dated July 28, 2021 (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K of the Company filed on August 3, 2021)
10.40	Asset Purchase Agreement dated September 27, 2021 (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 1, 2021)
10.41	Termination Agreement dated February 23, 2022 (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 24, 2022)
10.42	Voting-in-Concert Agreement by and between Wei Xu and Yimin Jin, dated July 26, 2021
14.1	Code of Business and Ethics, filed as exhibit 14.1 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
21.1*	List of Subsidiaries
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by 18 U.S.C. 1350.*
32.2	Certification of the Chief Financial Officer required by 18 U.S.C. 1350.*
99.1	Form of Audit Committee Charter, filed as exhibit 99.1 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
99.2	Form of Compensation Committee Charter, filed as exhibit 99.2 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Code Chain New Continent Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Code Chain New Continent Limited and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income (loss) and comprehensive loss, changes in shareholders’ equity, and cash flows for the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

The Company’s evaluation of goodwill and related impairment, if any, involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenues and operating margins. Changes in these assumptions which may include but are not limited to macroeconomic factors, political risks, product adoption or obsoletion rates, and effectiveness of sales channels may have a significant impact on the fair value, and related potential impairment, if any. The Company’s reporting unit, Sichuan Wuge Network Games Co., Ltd. (“Wuge”) generated a substantial proportion of the Company’s consolidated revenues and gross margins via the sales of digital door signs. The value of goodwill related to Wuge is derived from the sales generated by this unit. As a result of the significant judgments made by management to estimate the fair value of Wuge for which there is limited historical data and the judgments involved in selecting significant business assumptions to forecast future revenue and operating margin for Wuge, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of forecasts of future revenue and operating margin used by management to estimate the fair value contributed by Wuge included the following, among others:

We evaluated management’s ability to accurately forecast future revenue and operating margin by comparing actual results to management’s historical forecasts for the sales of Wuge’s products. We also developed our own independent analysis and estimate of revenues and profits and applied them and a discounted cash flow model to evaluate the fair value of goodwill. To support our independent model we enquired of management regarding their assumptions, searched for market data, used historical data, and performed sensitivity and scenario analysis to test different outcomes from the model.

/s/ WWC, P.C.

WWC, P.C.
Certified Public Accountants
PCAOB ID: 1171

We have served as the Company’s auditor since October 26, 2018.

San Mateo, California
March 31, 2022

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,588,330	$998,717
Short term investment	-	3,295,070
Accounts receivable, net	-	1,071,590
Other receivables, net	728,361	555,433
Other receivable - related party	610,948	230,134
Inventories	3,714	1,047,274
Prepayments	-	4,780,975

Total current assets	15,931,353	11,979,193

PLANT AND EQUIPMENT, NET	283,896	82,833

RIGHT-OF-USE ASSETS	22,733	69,038

OTHER ASSETS
Prepayments for purchases of equipment	27,706,681	-
Goodwill	6,590,339	11,650,157
Intangible assets, net	255	1,226,521
Deferred tax assets	-	127,377
Discontinued operations – non-current assets	-	-
Total other assets	34,297,275	13,004,055

Total assets	$50,535,257	$25,135,119

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$-	$475,103
Accounts payable	3,543,839	1,126,091
Other payables and accrued liabilities	5,005,271	21,883
Other payables - related parties	466,407	491,136
Customer deposits	7,171,255	900,522
Lease liabilities - current	13,338	101,292
Taxes payable	2,246,418	72,639
Discontinued operations - current liabilities	-	-
Total current liabilities	18,446,528	3,188,666

OTHER LIABILITIES
Lease liabilities – non-current	8,738	-
Discontinued operations – non-current liabilities	-	33,698
Total other liabilities	8,738	33,698

Total liabilities	18,455,266	3,222,364

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 46,077,110 and 29,176,026 shares issued and outstanding as of December 31, 2021 and 2020, respectively	4,608	2,918
Additional paid-in capital	83,034,373	20,022,427
Stock subscriptions receivable	(25,165,728)	-
(Accumulated deficit) retained earnings	(26,019,119)	951,773
Accumulated other comprehensive income	225,857	935,637
Total shareholders’ equity	32,079,991	21,912,755

Total liabilities and shareholders’ equity	$50,535,257	$25,135,119

The accompanying notes are an integral part of these consolidated financial statements.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS (INCOME) AND COMPREHENSIVE LOSS

(INCOME)

	For the year ended December 31,
	2021	2020
REVENUES
Wuge digital door signs	$25,029,949	$-
Trading and others	-	591,455
TOTAL REVENUES	25,029,949	591,455

COST OF REVENUES
Wuge digital door signs	16,779,949	-
Trading and others	-	21,045
TOTAL COST OF REVENUES	16,779,949	21,045

GROSS PROFIT	8,250,000	570,410

OPERATING EXPENSES (INCOME)
Selling, general and administrative	22,896,602	737,140
Provision (recovery of) for doubtful accounts	-	330,045
TOTAL OPERATING EXPENSES	22,896,602	1,067,185

LOSS FROM OPERATIONS	(14,646,602)	(496,775)

OTHER INCOME (EXPENSE)
Interest income	51,233	6,253
Interest expense	(96)
Other income (expense), net	66,781	(3,899,612)

Total other income (expense), net	117,918	(3,893,359)

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(14,528,684)	(4,390,134)

PROVISION FOR INCOME TAXES	1,295,141	-

LOSS FROM CONTINUING OPERATIONS	(15,823,825)	(4,390,134)

Discontinued operations:

Income from discontinued operations, net of taxes	23,571	107,020
(Loss) gain on disposal, net of taxes	(11,170,638)	6,793,570

Net (loss) income	(26,970,892)	2,510,456

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(709,780)	1,767,904

COMPREHENSIVE (LOSS) INCOME	$(27,680,672)	$4,278,360

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	39,748,733	28,452,328

Loss per share from continuing operations
Basic and diluted	(0.40)	(0.15)

(Loss) / earnings per share from discontinued operations
Basic and diluted	(0.28)	0.24

(Loss) / earnings per share available to common shareholders
Basic and diluted	$(0.68)	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the year ended December 31, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Statutory Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2020	-	-	20,821,661	2,082	8,350,861	-	(1,558,683)	(832,267)	5,961,993
Net income	-	-	-	-	-	-	2,510,456	-	2,510,456
Issuance of shares for acquisition	-	-	4,000,000	400	7,199,600	-	-	-	7,200,000
Issuance of common stock for cash	-	-	5,367,297	537	6,203,979	-	-	-	6,204,516
The cancellation of the common stock			(1,012,932)	(101)	(1,732,013)				(1,732,114)
Foreign currency translation	-	-	-	-	-	-	-	1,767,904	1,767,904
BALANCE, December 31, 2020	-	$-	29,176,026	$2,918	$20,022,427	$-	$951,773	$935,637	$21,912,755

For the year ended December 31, 2021
	Preferred				Additional	Stock	Retained Earnings		Accumulated Other
	Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2021	-	-	29,176,026	2,918	20,022,427	-	-	951,773	935,637	21,912,755
Net loss	-	-	-	-	-	-	-	(26,970,892)	-	(26,970,892)
Issuance of common stock for Bonus	-	-	925,494	92	2,563,526	-				2,563,618
Issuance of common stock for purchase Bitcoin mining machines	-	-	1,587,800	159	6,159,841	-				6,160,000
Issuance of common stock for purchase digital currency mining machines			7,647,493	765	16,441,346	-				16,442,111
Issuance of shares for cash	-	-	4,166,666	417	22,539,579	-	-	-	-	22,539,996
Issuance of common stock for employee compensation	-	-	3,000,000	300	16,923,550	-	-	-	-	16,923,850
The cancellation of the common stock	-	-	(426,369)	(43)	(1,615,896)	-	-	-	-	(1,615,939)
Stock subscription receivable from issuance of common stock						(25,165,728)				(25,165,728)
Foreign currency translation	-	-	-	-	-	-	-	-	(709,780)	(709,780)
BALANCE, December 31, 2021	-	$-	46,077,110	$4,608	$83,034,373	$(25,165,728)	$-	$(26,019,119)	$225,857	$32,079,991

The accompanying notes are an integral part of these consolidated financial statements.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,970,892)	$2,510,456
Adjustments to reconcile net income to net cash used in operating activities:
Goodwill impairments	-	3,896,818
Depreciation of plant and equipment	59,089	19,869
Amortization of intangible assets	1,240,281	141
Issuance of common stock for employee compensation	16,923,850
Issuance of common stock for Bonus	2,563,618
Disposal of the company	11,170,638	(7,904,367)
Deferred tax provision	-	(82,511)
Goodwill impairment	1,163,001
Change in operating assets and liabilities
Notes receivable	-	43,481
Accounts receivables	(420,731)	1,208,262
Other receivables	469,542	(473,468)
Other receivable - related party	(371,035)	(204,127)
Inventories	(591,636)	219,956
Prepayments	(27,626,241)	(402,639)
Accounts payable	2,746,201	633,215
Other payables and accrued liabilities	5,362,044	31,269
Customer deposits	6,582,582	395,197
Lease liabilities	2,587	37,859
Taxes payable	2,186,050	68,488
Net cash used in operating activities	(5,511,052)	(2,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from acquisition of Wuge	-	288,788
Net decrease in cash from disposal of discontinued operations	(961,706)	(470,576)
Purchase of intangible assets	-	(1,160,053)
Purchase of financial products	-	(3,116,123)
Purchase of equipment	(308,778)	(72,844)
Net cash used in investing activities	(1,270,484)	(4,530,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	22,539,996	2,609,894
Proceeds from short-term loans of discontinued operations	255,766	449,301

Net cash provided by financing activities	22,795,762	3,059,195

EFFECT OF EXCHANGE RATE ON CASH	(2,424,613)	(11,136)

INCREASE (DECREASE) IN CASH	13,589,613	(1,484,850)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	998,717	2,483,567

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,588,330	$998,717

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$22,211
Cash paid for interest	$7,804	$18,235

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for Bonus	2,563,618	-
Issuance of common stock for purchase Bitcoin mining machines	6,160,000	-
Issuance of common stock for purchase digital currency mining machines	16,442,111	-
Issuance of common stock for employee compensation	16,923,850	-
The cancellation of the common stock	1,615,939	1,732,114
Initial recognition of right-of-use assets and lease liabilities	22,076	134,990

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

The Company previously focused on industrial solid waste recycling and comprehensive utilization. The Company’s main products are high efficiency permanent magnetic separators and comprehensive utilization systems for industrial solid wastes. The Company’s headquarter is located in Hubei Province, in the People’s Republic of China (the “PRC” or “China”). All of the Company’s business activities are carried out by the wholly owned operating Chinese company, Hubei Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Hubei Shengrong”) prior to May 1, 2018.

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

On October 10, 2017, Hubei Shengrong established a wholly owned subsidiary, Fujian Shengrong Environmental Protection Energy-Saving Science and Technology Ltd. (“Fujian Shengrong”), with registered capital of RMB 10,000,000 (approximately USD 1,518,120). Fujian Shengrong has no operations prior to May 30, 2018. On May 30, 2018, Hubei Shengrong and two unrelated entities entered into certain Capital Transfer and Contribution Agreement pursuant to which these two entities shall contribute cash of approximately USD 5.0 million (RMB 32.0 million) into Fujian Shengrong and Hubei Shengrong shall contribute approximately USD 1.3 million (RMB 8.0 million) which is the consideration for certain technology consulting services to be provided by Hubei Shengrong to the two entities. Upon completion of the contribution, the total registered capital of Fujian Shengrong increased to RMB 40.0 million (approximately USD 6.3 million) and Hubai Shengrong owns 20% and the two entities collectively own 80% of the equity interest of Fujian Shengrong. In August 2018, Hubei Shengrong transferred 20% equity interest of Fujian Shengrong to Shengrong WFOE. The Company will account for the investment in Fujian Shengrong using the cost method. Since Shengrong WFOE did not provide any cash contribution to Fujian Shengrong or technology services, the investment balance under the cost method investment on Decemeber 31, 2021 is $0.

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

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements reflect the activities of CCNC and each of the following entities:

Name	Background		Ownership
China Sunlong[3]	●	A Cayman Islands company	100% owned by the Company
Shengrong BVI[3]	● ●	A British Virgin Island company Incorporated on June 30, 2015	100% owned by China Sunlong
Citi Profit BVI	●	A British Virgin Island company Incorporated on April 2019	100% owned by the Company
Shengrong HK3	● ●	A Hong Kong company Incorporated on September 25, 2015	100% owned by Shengrong BVI
TMSR HK	● ●	A Hong Kong company Incorporated on April 2019	100% owned by Citi Profit BVI
Shengrong WFOE[3]	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Shengrong HK
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

90% owned by Wuhan HOST
Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”) [4]	● ● ● ●

A PRC limited liability company

Incorporated on May 20, 2009

Registered capital of USD 3,171,655 (RMB 20,180,000), fully funded

Coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap

VIE of Tongrong WFOE
Wuge	● ●	A PRC limited liability company Incorporated on July 4, 2019	VIE of Makesi WFOE
TJComex BVI[1]	● ●	A British Virgin Island company Incorporated on March 8, 2016	100% owned by China Sunlong
TJComex HK1	● ●	A Hong Kong company Incorporated on March 19, 2014	100% owned by TJComex BVI
TJComex WFOE[1]	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TJComex HK
	●	Incorporated on March 10, 2004
	●	Registered capital of USD 200,000
TJComex Tianjin[1]	● ●	A PRC limited liability company Incorporated on November 19, 2007	100% owned by TJComex WFOE
	●	Registered capital of USD 7,809,165 (RMB 55,000,000)
	●	General merchandise trading business and related consulting services

[1]	Disposed on April 2, 2018
[2]	Disposed on December 27, 2018
[3] [4]	Disposed on June 30, 2020 Disposed on March 31, 2021

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

As of the date of this report, the Company primary operations are focused on the Wuge business that is in the digital door sign space. All prior energy or industrial solid waste recycling and any comprehensive environmental solutions business have been discontinued and disposed. Substantially all of the Company’s primary operations are conducted in the PRC.

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

Translation adjustments included in accumulated other comprehensive income amounted to $225,857 and $935,638 as of December 31, 2021 and 2020, respectively. The balance sheet amounts, with the exception of shareholders’ equity as of December 31, 2021 and 2020 were translated at 6.38 RMB and 6.52 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the years ended December 31, 2021 and 2020 were 6.45 RMB and 6.90 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the weighted average method in Wuge. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and recognize an impairment charge against the inventory when the carrying value exceeds net realizable value. As of December 31, 2021 and 2020, no obsolescence and cost in excess of net realizable value were recognized.

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

Revenues from digital doors signs are recognized at a point in time when legal title and control over the sign is transferred to the customer. Management has determined that for the sales of digital door signs there is a single performance obligation that is met when the aforementioned control is transferred. Typically, customers make payment for the product in advance; the Company will record the payment as contract liabilities under the liability account customer deposits until the Company delivers the product by transferring control. The Company recognized $900,522 from customer deposits into revenues during the year ended December 31, 2021 resulting from the sale of digital door signs.

Payments received prior to the relevant criteria for revenue recognition are met, are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the year ended December 31,
	2021	2020
Revenues –Wuge digital door signs	$25,029,949	$-
Revenues – Trading and others	-	591,455
Total revenues	$25,029,949	$591,455

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the year ended December 31, 2021 and 2020. As of December 31, 2021, the Company’s PRC tax returns filed for 2018, 2019 and 2020 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its anti-dilutive effect for the year ended December 31, 2021 and 2020, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its anti-dilutive effect for the year ended December 31, 2021 and 2020.

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

Approximately $7.3 millions of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of the Company and Wuge. None of the goodwill is expected to be deductible for income tax purposes. The Company recognized an impairment charge of approximately $1.16 million during the year ended December 31, 2021. Management determined that fair value was less than the carrying value because it revised its previous forecasts for sales and related costs as result of the potential for other market entrants, potential political risk from changing regulations by the PRC government, potential increases in costs because of inflation, and the impact of the COVID 19 global pandemic. Management using its revised figures, conducted a discounted cash flow analysis whereby the future cash flows where discounted by a weighted average cost of capital that was developed by considering the Company’s own debt cost and equity cost, and adjusting based on the cost of capital of other market participants, and then derived a fair value that was less than the carrying value; accordingly, the Company recorded an impairment charge to reduce the goodwill to the new fair value.

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	December 31,	December 31,
	2021	2020

Current assets	$17,258,309	$9,600,157
Property, plants and equipment	284,151	1,268,272
Other noncurrent assets	1,825,048	196,415
Goodwill	6,590,339	11,650,157
Total assets	25,957,847	22,715,001

Current liabilities	15,825,043	8,766,619
Non-current liabilities	8,738	33,698
Total liabilities	15,833,781	8,800,317
Net assets	$10,124,066	$13,914,684

	December 31,	December 31,
	2021	2020

Short-term loan	$-	$475,103
Accounts payable	3,202,771	1,037,723
Other payables and accrued liabilities	1,622,689	103,323
Other payables – related party	2,841,242	6,090,841
Tax payables	973,748	57,815
Customer Advances	7,171,255	900,522
Lease liabilities	13,338	101,292
Total current liabilities	15,825,043	8,766,619
Lease liabilities - noncurrent	8,738	33,698
Total liabilities	$15,833,781	$8,800,317

The summarized operating results of the VIE’s are as follows:

For the year ended December 31,
2021

Operating revenues	$25,029,949
Gross profit	8,370,246
Income from operations	5,016,668
Net income	$3,721,527

All goodwill related to Ronghai was removed from the Company’s financial position upon disposition of that entity.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Accounts receivable and accounts receivable – related party

Accounts receivable consist of the following:

	December 31, 2021	December 31, 2020

Accounts receivable	$-	$1,670,526
Less: Allowance for doubtful accounts	-	(598,936)
Total accounts receivable, net	$-	$1,071,590

Movement of allowance for doubtful accounts is as follows:

	December 31, 2021		December 31, 2020

Beginning balance	$		$
Beginning balance from Wuhan HOST		-		-
Beginning balance from Rong Hai		-		24,055
Depositing ending balance of Hubei Shengrong		-		-
Addition		-		542,087
Recovery and reversals		-		-
Exchange rate effect		-		32,794
Ending balance		$-		$598,936

Note 6 – Inventories

Inventories consist of the following:

	December 31, 2021	December 31, 2020

Raw materials	$-	$-
Finished goods	3,714	1,047,274
Total inventories	$3,714	$1,047,274

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2021	December 31, 2020

Office equipment and furniture	124,248	76,605
Automobile	219,895	272,902
Subtotal	344,143	349,507
Less: accumulated depreciation and amortization	(60,247)	(266,674)
Total	$283,896	$82,833

Depreciation and amortization expense for the year ended December 31, 2021 and 2020 amounted to $59,089 and $19,869, respectively.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	December 31, 2021	December 31, 2020

Development of technology	$784,227	$1,226,072
Software	612	598
Less: accumulated amortization	(784,584)	(149)
Net intangible assets	$255	$1,226,521

Amortization expense for the year ended December 31, 2021 and 2020 amounted to $1,240,281 and $141, respectively.

Note 9 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Rong Hai	Wuge	Total
Balance as of December 31, 2020	$3,896,817	$7,753,340	$11,650,157
Goodwill impairments		(1,163,001)	(1,163,001)
Disposal of the company	(3,896,817)	-	(3,896,817)
Balance as of December 31, 2021	$-	$6,590,339	$6,590,339

Refer to Notes 3 and 4 above for details on the circumstances that led to impairment of Wuge and Ronghai, respectively.

Note 10 – Related party balances and transactions

Related party balances

a.	Other receivable – related party:

Name of related party	Relationship	December 31, 2021	December 31, 2020

Chengdu Yuan Code Chain Technology Co. Ltd	A company controlled by former shareholder of the Company	$513,387	$230,134
Marchain (Shanghai) Network Technology Co., LTD	A company controlled by shareholder of the Company	78,423	-
Chenghua District Code To Code To Commerce And Trade Department	A company controlled by employee of the Company	19,138	-

Total		610,948	230,134

The Company advanced funds to the related party for technical services.

b.	Other payables – related parties:

Name of related party	Relationship	December 31, 2021	December 31, 2020

Chuanliu Ni	Chief Executive Officer and director of a former subsidiary	$325,907	$325,907
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500
Qihai Wang	Shareholder of the Company	-	24,729

Total		$466,407	$491,136

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Taxes

Income tax

United States

CCNC was organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018. CCNC’s U.S. net operating loss for the year ended December 31, 2021 amounted to approximately $24.7 million. As of December 31, 2021, CCNC’s net operating loss carry forward for United States income taxes was approximately $5.2 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

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

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	December 31, 2021	December 31, 2020

Net operating losses carried forward – U.S.	$5,191,512	$303,560
Net operating losses carried forward – PRC	-	-
Bad debt allowance	-	127,377
Valuation allowance	(5,191,512)	(303,560)
Deferred tax assets, net	$-	$127,377

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

Taxes payable consisted of the following:

	December 31, 2021	December 31, 2020

VAT taxes payable	$973,748	$1,589
Income taxes payable	1,272,670	70,914
Other taxes payable	-	136
Total	$2,246,418	$72,639

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the package of practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. The impact of the adoption on January 1, 2019 increased the right-of-uses and lease liabilities by approximately $58,000.

The Company had a conference room lease agreement with a 2-year lease term starting in April 2020 until April 2022 , The Company had a staff quarter lease agreement with a 2-year lease term starting in March 2021 until March 2023 and another staff quarter lease agreement with a 3-year lease term starting in July 2021 until July 2024. Upon adoption of ASU 2016-02, the Company recognized lease labilities of approximately $58,000, with corresponding Right-of-use (“ROU”) assets of the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.75%, which is determined using an incremental borrowing rate.

The weighted average remaining lease term of its existing leases is 1 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the year ended December 31, 2021 and 2020, rent expenses amounted to $21,444 and $32,698, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended December, 31	Operating lease amount
2022	$14,649
2023	6,844
2024	3,513
Total lease payments	25,006
Less: interest	(2,930)
Present value of lease liabilities	$22,076

Note 13 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of December 31, 2021 and 2020, $14,385,549 and $998,717 and were deposited with various financial institutions located in the PRC, respectively. As of December 31, 2021 and 2020, $202,781 and $0 were deposited with one financial institution located in the U.S., respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

As a result of the foregoing restrictions, Makesi WFOE and Wuge are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Makesi WFOE and Wuge from transferring funds to China Sunlong in the form of dividends, loans and advances. As of December 31, 2021 and 2020, amounts restricted are the net assets of Makesi WFOE and Wuge which amounted to $4,519,455 and $(216,935), respectively.

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

The summary of warrant activity is as follows:

			Weighted	Average
			Average	Remaining
	Warrants Outstanding	Exercisable Shares	Exercise Price	Contractual Life
December 31, 2020	9,079,348	4,539,674	$5.75	2.13
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
December 31, 2021	9,079,348	4,539,674	$5.75	1.11

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summary of option activity is as follows:

		Weighted	Average
		Average	Remaining
	Options Outstanding	Exercise Price	Contractual Life
December 31, 2020	824,000	$5.00	2.13
Granted/Acquired	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
December 31, 2021	824,000	$5.00	1.11

Note 15 – Commitments and contingencies

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

The following represents assets and revenues by segments:

Total assets as of	December 31, 2021	December 31, 2020
Rong Hai and Tongrong WFOE	$-	$15,006,063
Wuge	19,367,508	2,304,566
CCNC, Citi Profit BVI ,TMSR HK and Makesi WFOE	31,167,749	7,824,490
Total Assets	$50,535,257	$25,135,119

Total revenues of	December 31, 2021	December 31, 2020
Rong Hai and Tongrong WFOE	$-	$-
Wuge	25,029,949	591,455
CCNC, Citi Profit BVI,TMSR HK and Makesi WFOE	-	-
Total Assets	$25,029,949	$591,455

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Discontinued Operations

The following depicts the result of operations for the discounted operations of Wuhan Host, Shengrong WOFE, Tongrong WOFE and Rong Hai for the years ended December 31, 2021 and 2020. The results of operations for Shengrong HK and China Sunlong have been included in the results of discontinued operations up to June 30, 2020, which is the date when they were disposed and removed from balance sheet.

	December 31,	December 31,
Results of Operations	2021	2020
REVENUES
Fuel materials	$4,890,734	$11,261,428
TOTAL REVENUES	4,890,734	11,261,428
	-	-
COST OF REVENUES	-	-
Fuel materials	4,690,388	10,727,309
TOTAL COST OF REVENUES	4,690,388	10,727,309
	-
GROSS PROFIT	200,346	534,119
	-
OPERATING EXPENSES (INCOME)	-
Selling, general and administrative	160,254	990,601
TOTAL OPERATING EXPENSES	160,254	990,601
	-
INCOME FROM OPERATIONS	40,092	(456,482)
	-
OTHER INCOME (EXPENSE)	-	-
Interest income	75	1,870
Interest expense	(7,708)	(18,235)
Investment income	-	14,292
Other income (expense), net	8	(1)
Total other income (expense), net	(7,625)	(2,074)

INCOME (LOSS) BEFORE INCOME TAXES	32,467	(458,556)
	-
PROVISION FOR INCOME TAXES (TAX BENEFIT)	8,896	(60,515)
	-
NET INCOME (LOSS)	$23,571	$(398,041)

Note 18 – Subsequent events

On January 21, 2022, the Board of Directors (the “Board”) of Code Chain New Continent Limited (the “Company”) determined to remove Tingjun Yang from his positions of the Chief Executive Officer and a director of the Company, effective immediately. The determination was not due to any disagreement with management on any matter related to the Company’s operations, policies, or practices.

On the same day, the Board approved the appointment of Wei Xu, the President and Chairman of the Board of the Company, to be the Chief Executive Officer.

As previously disclosed in the report on Form 8-K filed by the Company on August 3, 2021, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with certain seller (the “Seller”) on July 28, 2021, pursuant to which the Company agreed to purchase from the Seller digital currency mining machines (the “Assets”) for a total purchase price of RMB 106,388,672.43, or US$ 16,442,109.95 (based on the exchange rate between RMB and USD of 1: 6.4705 as of July 8, 2021), payable in the form of 7,647,493 shares of common stock of the Company (the “CCNC Shares”). The CCNC Shares were valued at $2.15 per share. The CCNC Shares were issued to four assignees of the Seller on August 26, 2021.

On February 23, 2022, the Company entered into a termination agreement (the “Termination Agreement) with the Seller to terminate the Asset Purchase Agreement and forfeit the transaction. The parties agreed that the CCNC Shares shall be cancelled within 15 business days from the date of the Termination Agreement.

As previously disclosed in the report on Form 8-K filed by the Company on October 1, 2021, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Shenzhen Jindeniu Electronics Limited (the “Seller”) on September 27, 2021, pursuant to which the Company agreed to purchase from the Seller certain storage servers for cloud computing, for a total purchase price of US$15,922,303.

On March 7, 2022, the Company terminated the Asset Purchase Agreement. Considerations to the transaction, including advanced payments by the company, have been returned to respective parties and the transaction is deemed void.

The Company has evaluated all material subsequent events that occurred after December 31, 2021 and up through March 31, 2022, and has determined that all events that require disclosure have been detailed above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2022.

CODE CHAIN NEW CONTINENT LIMITED

By:	/s/ Wei Xu
	Name:	Wei Xu
	Title:	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

By:	/s/ Yi Li
	Name:	Yi Li
	Title:	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Wei Xu	Chief Executive Officer, President and Chairman of the Board of Directors	March 31, 2022
Wei Xu	(Principal Executive Officer)

/s/ Yi Li	Chief Financial Officer and Secretary	March 31, 2022
Yi Li	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chengwei Mo	Director	March 31, 2022
Chengwei Mo

/s/ Mingyue Cai	Director	March 31, 2022
Mingyue Cai

/s/ Fei Gan	Director	March 31, 2022
Fei Gan

/s/ Siyang Hu	Director	March 31, 2022
Siyang Hu