Form 10-Q
period 2022-03-31
Code Chain New Continent Ltd
filed 2022-05-16
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37513

CODE CHAIN NEW CONTINENT LIMITED

(Exact name of registrant as specified in its charter)

Nevada	47-3709051
7(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No 119 South Zhaojuesi Road 2nd Floor, Room 1 Chenghua District, Chengdu, Sichuan, China	610047
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 16, 2022, there were 38,429,617 shares of the Company’s common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CCNC	Nasdaq Capital Market

i

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. These statements relate to anticipated future events, future results of operations and or future financial performance. In some cases, you can identify forward-looking statements by their use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “ought to,” “plan,” “possible,” “potentially,” “predicts,” “project,” “should,” “will,” “would,” negatives of such terms or other similar terms. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements relating to:

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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors” of our Annual Report of Form 10-K for the fiscal year ended December 31, 2021 and elsewhere in this Quarterly Report on Form 10-Q.

You should not unduly rely on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, to conform these statements to actual results or to changes in our expectations.

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,198,219	$14,588,330
Other receivables, net	889,706	728,361
Other receivable - related party	413,497	610,948
Inventories	6,862	3,714
Prepayments	1,857,890	-

Total current assets	15,366,174	15,931,353

PLANT AND EQUIPMENT, NET	277,980	283,896

RIGHT-OF-USE ASSETS	18,137	22,733

OTHER ASSETS
Prepayments for purchases of equipment	25,898,657	27,706,681
Goodwill	6,590,339	6,590,339
Intangible assets, net	205	255
Deferred tax assets	-	-

Total other assets	32,489,201	34,297,275

Total assets	$48,151,492	$50,535,257

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$-	$-
Accounts payable	3,635,369	3,543,839
Other payables and accrued liabilities	4,990,098	5,005,271
Other payables - related parties	466,407	466,407
Customer deposits	2,960,854	7,171,255
Lease liabilities - current	9,377	13,338
Taxes payable	2,987,367	2,246,418

Total current liabilities	15,049,472	18,446,528

OTHER LIABILITIES
Lease liabilities – non-current	7,246	8,738

Total other liabilities	7,246	8,738

Total liabilities	15,056,718	18,455,266

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 38,429,617 and 46,077,110 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3,843	4,608
Additional paid-in capital	66,593,027	83,034,373
Stock subscriptions receivable	(8,723,618)	(25,165,728)
(Accumulated deficit) retained earnings	(25,033,243)	(26,019,119)
Accumulated other comprehensive income	254,765	225,857
Total shareholders’ equity	33,094,774	32,079,991

Total liabilities and shareholders’ equity	$48,151,492	$50,535,257

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
REVENUES
Wuge digital door signs	$7,616,615	$3,380,559

TOTAL REVENUES	7,616,615	3,380,559

COST OF REVENUES
Wuge digital door signs	5,527,950	4,793

TOTAL COST OF REVENUES	5,527,950	4,793

GROSS PROFIT	2,088,665	3,375,766

OPERATING EXPENSES (INCOME)
Selling, general and administrative	856,535	17,760,882

TOTAL OPERATING EXPENSES	856,535	17,760,882

LOSS FROM OPERATIONS	1,232,130	(14,385,116)

OTHER INCOME (EXPENSE)
Interest income	31,608	1,739
Interest expense	(299)	(104)
Other income (expense), net	72,295	5,481

Total other income (expense), net	103,604	7,116

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	1,335,734	(14,378,000)

PROVISION FOR INCOME TAXES	349,858	734,913

LOSS FROM CONTINUING OPERATIONS	985,876	(15,112,913)

Discontinued operations:

Income from discontinued operations, net of taxes	-	23,571
(Loss) gain on disposal, net of taxes	-	(11,255,452)

Net (loss) income	985,876	(26,344,794)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	28,908	(767,577)

COMPREHENSIVE (LOSS) INCOME	$1,014,784	$(27,112,371)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	42,897,815	32,572,287

Loss per share from continuing operations
Basic and diluted	0.02	(0.46)

(Loss) / earnings per share from discontinued operations
Basic and diluted	-	(0.34)

(Loss) / earnings per share available to common shareholders
Basic and diluted	$0.02	$(0.80)

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2021
					Additional	Retained Earnings		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2021	-	-	29,176,026	2,918	20,022,427	-	951,773	935,637	21,912,755
Net income	-	-	-	-	-	-	(26,344,794)	-	(26,344,794)
Issuance of shares for cash	-	-	4,166,666	417	22,539,579	-	-	-	22,539,996
Issuance of common stock for employee compensation	-	-	3,000,000	300	16,923,550	-	-	-	16,923,850
The cancellation of the common stock	-	-	(426,369)	(43)	(1,615,896)	-	-	-	(1,615,939)
Foreign currency translation	-	-	-	-	-	-	-	(767,577)	(767,577)
BALANCE, March 31, 2021 (Unaudited)	-	$-	35,916,323	$3,592	$57,869,660	$-	$(25,393,021)	$168,060	$32,648,291

	For the Three Months Ended March 31, 2022
					Additional	Stock	Retained Earnings		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2022	-	-	46,077,110	4,608	83,034,373	(25,165,728)	-	(26,019,119)	225,857	32,079,991
Net loss	-	-	-	-	-	-	-	985,876	-	985,876
The cancellation of the common stock	-	-	(7,647,493)	(765)	(16,441,346)	-	-	-	-	(16,442,111)
Stock subscription receivable from issuance of common stock						16,442,110				16,442,110
Foreign currency translation	-	-	-	-	-	-	-	-	28,908	28,908
BALANCE, March 31, 2022	-	$-	38,429,617	$3,843	$66,593,027	$(8,723,618)	$-	$(25,033,243)	$254,765	$33,094,774

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$985,876	$(26,344,794)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	14,497	5,986
Amortization of intangible assets	51	50
Issuance of common stock for employee compensation	-	16,923,850
Disposal of the company	-	11,255,452
Change in operating assets and liabilities
Notes receivable	-	-
Accounts receivables	-	(418,777)
Other receivables	788	452,211
Other receivable - related party	200,690	(265,626)
Inventories	(3,123)	(585,235)
Prepayments	(197,578)	(4,240,243)
Accounts payable	347,643	43,226
Other payables and accrued liabilities	(291,625)	103,377
Customer deposits	(4,245,884)	2,732,096
Lease liabilities	(853)	3,221
Taxes payable	727,076	729,908
Net cash provided by (used in) operating activities	(2,462,442)	394,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in cash from disposal of discontinued operations	-	(961,706)
Purchase of equipment	(6,961)	(227,090)
Net cash used in investing activities	(6,961)	(1,188,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	22,539,996
Proceeds from short-term loans - bank	-	254,579

Net cash provided by financing activities	-	22,794,575

EFFECT OF EXCHANGE RATE ON CASH	79,292	(84,193)

NET (DECREASE)/INCREASE IN CASH	(2,390,111)	21,916,288
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,588,330	998,717
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,198,219	$22,915,005

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$299	$7,812

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for employee compensation	$-	$16,923,550
The cancellation of the common stock	16,442,111	1,615,939
Initial recognition of right-of-use assets and lease liabilities	$16,623	$-

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

Code Chain New Continent Limited (“CCNC” or the “Company”), formerly known as TMSR Holding Company Limited and JM Global Holding Company is a Nevada holding company that has no material operation of its own. The Company’ subsidiaries, Citi Profit Investment Holding Limited (“Citi Profit”), TMSR Holdings Limited (“TMSR Holdings”), and Makesi IoT Technology (Shanghai) Co., Ltd. (“Makesi WFOE”) are also holding companies with material operations.

Makesi WFOE has a series of contractual arrangement with Sichuan Wuge Network Games Co., Ltd. (“Wuge”) that established a VIE structure. Wuge is primarily engaged in the research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs. For accounting purposes, Makesi WFOE is the primary beneficiary of Wuge. Accordingly, under U.S. GAAP, CCNC treats Wuge as the consolidated affiliated entity and has consolidated Wuge’s financial results in CCNC’s financial statements.

Prior to March 30, 2021, CCNC had an indirect subsidiary, Tongrong Technology (Jiangsu) Co., Ltd. (“Tongrong WFOE”), which is a holding company with no material operations. Tongrong WFOE had a series of contractual arrangement with Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”) that established a VIE structure. Rong Hai was primarily engaged in the coal wholesales and sales of coke, steel, construction materials, mechanical equipment and steel scrap. For accounting purposes, Tongrong WFOE was the primary beneficiary of Wuge. Accordingly, under U.S. GAAP, CCNC treated Rong Hai as the consolidated affiliated entity and has consolidated Rong Hai’s financial results in CCNC’s financial statements prior to March 30, 2021. On March 30, 2021, CCNC entered into a share purchase agreement with a buyer unaffiliated with the Company (the “Buyer”), and Qihai Wang, former director of the Company (the “Payee”). Pursuant to the agreement, on March 31, 2021, CCNC sold all the issued and outstanding ordinary shares of Tongrong WFOE to the Buyer at a purchase price of $2.464.411 and caused 426, 369 shares of common stock of CCNC owned by the Payee to be cancelled. The sale of Tongrong Shares included disposition of Rong Hai. As a result, as of March 31, 2021, operations of Tongrong WFOE and Rong Hai have been designated as discontinued operations.

The VIE structure involves unique risks to investors. The VIE agreements have not been tested in a court of law and the Chinese regulatory authorities could disallow this VIE structure, which would likely result in a material change in our operations and the value of our securities, including that it could cause the value of such securities to significantly decline or become worthless.

The accompanying consolidated financial statements reflect the activities of CCNC and each of the following entities:

Name	Background		Ownership
Citi Profit BVI	●	A British Virgin Island company	100% owned by the Company

	●	Incorporated on April 2019

TMSR HK	●	A Hong Kong company	100% owned by Citi Profit BVI

	●	Incorporated on April 2019

Makesi WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TMSR HK

	●	Incorporated on December 2020

Rong Hai[1]	●	A PRC limited liability company	VIE of Tongrong WFOE
	●	Incorporated on May 20, 2009
	●	Registered capital of USD 3,171,655 (RMB 20,180,000), fully funded
	●	Coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap

Wuge	●	A PRC limited liability company	VIE of Makesi WFOE
	●	Incorporated on July 4, 2019

[1]	Disposed on March 31, 2021

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

Translation adjustments included in accumulated other comprehensive loss amounted to $254,765 and $225,857 as of March 31, 2022 and December 31, 2021, respectively. The balance sheet amounts, with the exception of shareholders’ equity at March 31, 2022 and December 31, 2021 were translated at 6.34 RMB and 6.38 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the three months ended March 31, 2022 and 2021 were 6.35 RMB and 6.98 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the weighted average method in Wuge. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and recognize an impairment charge against the inventory when the carrying value exceeds net realizable value. As of March 31, 2022 and December 31, 2021, no obsolescence and cost in excess of net realizable value were recognized.

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

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are primarily recognized at a point in time.

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

Revenues from digital doors signs are recognized at a point in time when legal title and control over the sign is transferred to the customer. Management has determined that for the sales of digital door signs there is a single performance obligation that is met when the aforementioned control is transferred. Typically, customers make payment for the product in advance; the Company will record the payment as contract liabilities under the liability account customer deposits until the Company delivers the product by transferring control. Such revenues are recognized at a point in time after all performance obligations are satisfied under the new five-step model. The Company recognized $7,616,615 from customer deposits into revenues during the three months ended March 31, 2022 resulting from the sale of digital door signs.

Payments received prior to the relevant criteria for revenue recognition are met, are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months Ended March 31,
	2022	2021
Revenues – Wuge digital door signs	$7,616,615	$3,380,559

Total revenues	$7,616,615	$3,380,559

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the three months ended March 31, 2022 and 2021. As of March 31, 2022, the Company’s PRC tax returns filed for 2019, 2020 and 2021 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the nine months ended March 31, 2022 and 2021, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the three months ended March 31, 2022 and 2021.

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

Approximately $7.3 millions of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of the Company and Wuge. None of the goodwill is expected to be deductible for income tax purposes. The Company recognized an impairment charge of approximately $1.16 million during the year ended March 31, 2022. Management determined that fair value was less than the carrying value because it revised its previous forecasts for sales and related costs as result of the potential for other market entrants, potential political risk from changing regulations by the PRC government, potential increases in costs because of inflation, and the impact of the COVID 19 global pandemic. Management using its revised figures, conducted a discounted cash flow analysis whereby the future cash flows where discounted by a weighted average cost of capital that was developed by considering the Company’s own debt cost and equity cost, and adjusting based on the cost of capital of other market participants, and then derived a fair value that was less than the carrying value; accordingly, the Company recorded an impairment charge to reduce the goodwill to the new fair value.

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

Accordingly, the accounts of Wuge are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, Its financial positions and results of operations are included in the Company’s consolidated financial statements beginning on January 3, 2020.

The carrying amount of the VIE’s assets and liabilities are as follows:

	March 31,	December 31,
	2022	2021

Current assets	$16,713,152	$17,258,309
Property, plants and equipment	278,185	284,151
Other noncurrent assets	432,153	1,825,048
Goodwill	6,590,339	6,590,339
Total assets	24,013,829	25,957,847

Current liabilities	12,811,240	15,825,043
Non-current liabilities	7,246	8,738
Total liabilities	12,818,486	15,833,781
Net assets	$11,195,343	$10,124,066

	March 31,	December 31,
	2022	2021

Accounts payable	$3,569,270	$3,202,771
Other payables and accrued liabilities	1,624,588	1,622,689
Other payables – related party	3,288,194	2,841,242
Tax payables	1,358,957	973,748
Customer Advances	2,960,854	7,171,255
Lease liabilities	9,377	13,338
Total current liabilities	12,811,240	15,825,043
Lease liabilities - noncurrent	7,246	8,738
Total liabilities	$12,818,486	$15,833,781

The summarized operating results of the VIE’s are as follows:

For the three months ended March 31,
2022

Operating revenues	$7,616,615
Gross profit	2,200,978
Income from operations	1,399,433
Net income	$1,049,575

Note 5 – Inventories

Inventories consist of the following:

	March 31, 2022	December 31, 2021
Raw materialsc	$-	$-
Finished Goods	6,862	3,714
Total inventories	$6,862	$3,714

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2022	December 31, 2021
Office equipment and furniture	$131,932	$124,248
Automobile	221,157	219,895
Subtotal	353,089	344,143
Less: accumulated depreciation	(75,109)	(60,247)
Total	$277,980	$283,896

Depreciation expense for the three months ended March 31, 2022 and 2021 amounted to $14,497 and $5,986, respectively.

Note 7 – Intangible assets, net

Intangible assets consist of the following:

	March 31, 2022	December 31, 2021
Development of technology	$788,731	$784,227
Software	615	612
Less: accumulated amortization	(789,141)	(784,584)
Net intangible assets	$205	$255

Amortization expense for the three months ended March 31, 2022 and 2021 amounted to $51 and $50, respectively.

Note 8 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Wuge	Total
Balance as of December 31, 2021	$6,590,339	$6,590,339
Disposal of the company	-	-
Balance as of March 31, 2022	$6,590,339	$6,590,339

Note 9 – Related party balances and transactions

Related party balances

a.	Other receivable – related party:

Name of related party	Relationship	March 31, 2022	December 31, 2021

Chengdu Yuan Code Chain Technology Co. Ltd	A company controlled by former shareholder of the Company	$315,492	$513,387
Marchain (Shanghai) Network Technology Co., LTD	A company controlled by shareholder of the Company		78,423
Chenghua District Code To Code To Commerce And Trade Department	A company controlled by employee of the Company		19,138
		98,005
Total		413,497	610,948

The Company advanced funds to the related party for technical services.

b.	Other payables – related parties:

Name of related party	Relationship	March 31, 2022	December 31, 2021

Chuanliu Ni	Chief Executive Officer and director of a former subsidiary	$325,907	$325,907
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500
Qihai Wang	Shareholder of the Company	-	-

Total		$466,407	$466,407

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 10 – Taxes

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

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	March 31, 2022	December 31, 2021
Net operating losses carried forward – U.S.	$13,377	$5,191,512
Net operating losses carried forward – PRC	-	-
Bad debt allowance	-	-
Valuation allowance	(13,377)	(5,191,512)
Deferred tax assets, net	$-	$-

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

Taxes payable consisted of the following:

	March 31, 2022	December 31, 2021
VAT taxes payable	$1,358,957	$973,748
Income taxes payable	1,628,410	1,272,670
Other taxes payable	-	-
Total	$2,987,367	$2,246,418

Note 11 – Leases

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended March 31, 2022 and 2021, rent expenses amounted to $6,537 and $33,352, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended December, 31	Operating lease amount
2022	$10,528
2023	6,057
2024	2,019
Total lease payments	18,604
Less: interest	(1,981)
Present value of lease liabilities	$16,623

Note 12 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of March 31, 2022 and December 31, 2021, $11,995,438 and $14,385,549 and were deposited with various financial institutions located in the PRC, respectively. As of March 31, 2022 and December 31, 2021, $202,781 and $202,781 were deposited with one financial institution located in the U.S., respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

As a result of the foregoing restrictions, Makesi WFOE and Wuge are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Makesi WFOE and Wuge from transferring funds to China Sunlong in the form of dividends, loans and advances. As of March 31, 2022 and December 31, 2021, amounts restricted are the net assets of Makesi WFOE and Wuge which amounted to $4,605,004 and $4,519,455, respectively.

Common stock

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

The summary of warrant activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Warrants	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2021	9,079,348	4,539,674	$5.75	1.11
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
March 31, 2022	9,079,348	4,539,674	$5.75	0.86

The summary of option activity is as follows:

		Weighted	Average
		Average	Remaining
	Options	Exercise	Contractual
	Outstanding	Price	Life
December 31, 2021	824,000	$5.00	1.11
Granted/Acquired	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
March 31, 2022	824,000	$5.00	0.86

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

The following represents assets by division as of:

Total assets as of	March 31, 2022	December 31, 2021
Wuge	$17,423,490	$19,367,508
CCNC, Citi Profit BVI ,TMSR HK and Makesi WFOE	4,829,345	31,167,749

Total Assets	$22,252,835	$50,535,257

Total revenues of	March 31, 2022	March 31, 2021
Wuge	$-	$-
CCNC, Citi Profit BVI ,TMSR HK and Makesi WFOE	7,616,615	3,380,559
	-	-
Total revenues	$7,616,615	$3,380,559

Note 16 – Discontinued Operations

The following depicts the financial position for the discounted operations of Tongrong WOFE and Rong Hai as of March 31, 2022 and December 31, 2021, and the result of operations for the discounted operations of Tongrong WOFE and Rong Hai for the three months ended March 31, 2022 and 2021.

Results of Operations	For the three months ended March 31, 2022	For the three months ended March 31, 2021
REVENUES
Fuel materials	$-	$4,890,734
TOTAL REVENUES	-	4,890,734

COST OF REVENUES
Fuel materials	-	4,690,388
TOTAL COST OF REVENUES	-	4,690,388

GROSS PROFIT	-	200,346

OPERATING EXPENSES (INCOME)
Selling, general and administrative	-	160,254
Provision for (recovery of) doubtful accounts	-	-
TOTAL OPERATING EXPENSES	-	160,254

INCOME FROM OPERATIONS	-	40,092

OTHER INCOME (EXPENSE)
Interest income	-	75
Interest expense	-	(7,708)
Investment income	-	-
Other income (expense), net	-	8
Total other income (expense), net	-	(7,625)

INCOME BEFORE INCOME TAXES	-	32,467

PROVISION FOR INCOME TAXES	-	8,896

NET INCOME	$-	$23,571

Note 17 – Subsequent events

On April 5, 2022, approved by the Board of Directors, the Compensation Committee and the Nominating and Corporate Governance Committee, Mr. Tianxiang Zhu was appointed as the Chief Operating Officer and a director of the Company to replace Mr. Jianan Liang, effective April 5, 2022.

On April 14, 2022, the Company entered into a Share Purchase Agreement (“SPA”) with Shanghai Yuanma Food and Beverage Management Co., Ltd., a PRC company (“Yuan Ma”), and all the shareholders of Yuan Ma (“Yuanma Shareholders”). Yuanma Shareholders are Wei Xu, the Chief Executive Officer and Chairman of the Board of the Company, and Jiangsu Lingkong Network Joint Stock Co., Ltd., which is controlled by Wei Xu.

Pursuant to the SPA, the Company agreed to issue an aggregate of 7,680,000 shares of common stock of the Company (the “Shares”), valued at $1.00 per share, to the Yuanma Shareholders, in exchange for Yuanma Shareholders’ agreement to enter into and to cause Yuan Ma to enter into certain agreements (“VIE Agreements”) with Makesi IoT Technology (Shanghai) Co., Ltd. (“WFOE”), the Company’s indirectly owned subsidiary, to establish a VIE (variable interest entity) structure (the “Acquisition”). Through the VIE Agreements, WFOE will receive the economic benefits of Yuan Ma and, for accounting purposes, the Company will consolidate the financial results of Yuan Ma in the consolidated financial statements under generally accepted accounting principles in the U.S. (U.S. GAAP). The Company has also agreed to hold a special meeting of the stockholders of the Company as soon as possible in connection with the Acquisition. The closing of the Acquisition is conditioned on the approval of the stockholders of the Company and any required regulatory approval.

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

Overview

Code Chain New Continent Limited (“CCNC”, formerly known as JM Global Holding Company and TMSR Holding Company Limited) is a holding company incorporated in the State of Nevada with no material operations of its own. We currently conduct business through Wuge Network Games Co., Ltd. (“Wuge”). For accounting purposes, Makesi WFOE is the primary beneficiary of Wuge. Accordingly, under U.S. GAAP, CCNC treats Wuge as the consolidated affiliated entity and has consolidated Wuge’s financial results in CCNC’s financial statements. The VIE structure involves unique risks to investors. The VIE agreements have not been tested in a court of law and the Chinese regulatory authorities could disallow this VIE structure, which would likely result in a material change in our operations and the value of our securities, including that it could cause the value of such securities to significantly decline or become worthless.

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

We cannot assure you that we, our subsidiaries or the variable interest entities will prevail in any future intellectual property infringement or other litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us or our subsidiaries to enter into royalty or licensing agreements. In addition, we, our subsidiaries or the variable interest entities could be obligated to indemnify our customers against third parties’ claims of intellectual property infringement based on our products or solutions. If our products or solutions violate any third-party intellectual property rights, we could be required to withdraw them from the market, re-develop them or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our products or solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our products or solutions from the market could harm our business, financial condition and operating results.

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

As a result, our operations in Chinahave been materially affected. Our office in Hubei Province, China were closed since the lockdown was enforced on January 23, 2020. The economic disruption caused by COVID-19 were catastrophic for the waste management business in Wuhan, which had no revenue and negative operating income since the fourth quarter of 2019 and no revenue or operating income for the first and second quarter of 2020. The waste management business lost employees, suppliers and customers and was notable to recover. As a result, we sold the waste management business located in Wuhan. In particular, on June 30, 2020, the Company disposed China Sunlong and its subsidiaries, including Shengrong Environmental Protection Holding Company Limited (“Shengrong BVI”), a British Virgin Islands company, Hong Kong Shengrong Environmental Company Limited (“Sunrong HK”), a Hong Kong company, Shengrong Environmental Protection Technology (Wuhan) Co., Ltd. (“Shengrong WFOE”), PRC company, and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a PRC company, pursuant to a share purchase agreement with Jiazhen Li, a former Chief Executive Officer of the Company, and Long Liao and Chunyong Zheng, former shareholders of Wuhan Host. Pursuant to the share purchase agreement, the Company sold 100% equity interests in China Sunlong to Jiazhen Li in exchange for forfeition and cancellation of all 1,012,932 shares of common stock of the Company held by Long Liao and Chunyong Zheng. In addition, our offices in Jiangsu Province and Sichuan Province in China were temporarily closed from early February until early March 2020.

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

Results of Operations

Three Months Ended March 31, 2022 vs. March 31, 2021

				Percentage
	2022	2021	Change	Change
Revenues –Wuge digital door signs	$7,616,615	3,380,559	$4,236,056	125.3%

Total revenues	7,616,615	3,380,559	4,236,056	125.3%

Cost of Revenues –Wuge digital door signs	5,527,950	4,793	5,523,157	115233.8%

Total cost of revenues	5,527,950	4,793	5,523,157	115233.8%

Gross profit	2,088,665	3,375,766	(1,287,101)	(38.1)%
Operating expenses	856,535	17,760,882	(16,904,347)	(95.2)%
Income (loss) from operations	1,232,130	(14,385,116)	15,617,246	(108.6)%
Other income, net	103,604	7,116	96,488	1355.9%
Income (loss) from continuing operations	985,876	(15,112,913)	16,098,789	(106.5)%
Discontinued operations:
Income from discontinued operations	-	23,571	(23,571)	(100.0)%
Loss on disposal, net of taxes	-	(11,255,452)	11,255,452	(100.0)%
Net Income(Loss)	985,876	(26,344,794)	27,330,670	(103.7)%

Revenues

The Company’s revenue consists of Wuge digital door signs. Total revenues increased by approximately $4.2 million, to approximately $7.6 million for the three months ended March 31, 2022, compared to approximately $3.4 million for the three months ended March 31, 2021. The increase was mainly due to the company’s increased effort in promoting the Wuge digital door signs.

Cost of Revenues

The Company’s cost of revenues consists of cost of Wuge digital door signs. Total cost of revenues increased by approximately $5.5 million, to approximately $5.5 million for the three months ended March 31, 2021, compared to approximately $4,793 for the same period in 2021. Our total cost of revenues increase was attributable to the Company’s general increase in revenue for Wuge digital door signs.

Gross Profit

The Company’s gross profit decreased by approximately $1.3 million, to approximately $2.1 million during the three months ended March 31, 2022, from approximately $3.4 for the three months ended March 31, 2021. The decrease was due to the increase in the sales of Wuge digital door signs.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses decreased by approximately $16.9 million from approximately $17.8 million for the three months ended March 31, 2022 to approximately $0.9 million for the three months ended March 31, 2021. The decrease was mainly due to decreased employee compensation.

Income from Operations

As a result of the foregoing, income from operations for the three months ended March 31, 2022 was approximately $1.2 million, an increase of approximately $15.6 million, or approximately 108.6%, from approximately $14.4 million for the three months ended March 31, 2021. The increase was mainly due to decreased employee compensation.

Net Income (Loss)

The Company’s net income increased by approximately $27.3 million, or 103.7%, to approximately $1.0 million net income for the three months ended March 31, 2022, from approximately $26.3 million net loss for the same period in 2022. The increase was mainly due to increase in the sales revenue of Wuge digital door signs.

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

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are primarily recognized at a point in time.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of March 31, 2022, our net working capital was approximately $0.3 million, over 3% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $0.8 million and is expected to continue to generate cash flow from operations in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2022 and 2021.

	For the Three Months ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(2,462,442)	$394,702
Net cash used in investing activities	(6,961)	(1,188,796)
Net cash provided by financing activities	-	22,794,575
Effect of exchange rate change on cash	79,292	(84,193)
Net change in cash	$(2,390,111)	$21,916,288

As of March 31, 2022 and December 31, 2021, the Company had cash in the amount of $12,198,219 and $14,588,330, respectively. As of March 31, 2022 and December 31, 2021, $11,995,438 and $14,385,549 and were deposited with various financial institutions located in the PRC, respectively. As of March 31, 2022 and December 31, 2021, $202,781 and $202,781 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $2.5 million for the three months ended March 31, 2022, as compared to approximately $0.4 million net cash provided by operating activities for the three months ended March 31, 2021. Net cash provided by operating activities was mainly due to the decrease of approximately $0.2 million other receivable - related party, the increase of approximately $0.2 million of prepayments, and the decrease of approximately $4.2 million of customer deposits, and the increase of approximately $0.7 million of taxes payable.

Investing activities

Net cash used in investing activities was approximately $6,961 for the three months ended March 31, 2022, as compared to approximately $1.2 million net cash used in investing activities for the three months ended March 31, 2021. Net cash used in investing activities for the three months ended March 31, 2022 was due to approximately $6,961 spending on purchase of equipment.

Financing activities

Net cash provided by financing activities was approximately $0 for the three months ended March 31, 2022, as compared to approximately $22.8 million net cash used in financing activities for the nine months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 was due to approximately $0.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the information included in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 14, 2022, the Company entered into a Share Purchase Agreement (“SPA”) with Shanghai Yuanma Food and Beverage Management Co., Ltd., a PRC company (“Yuan Ma”), and all the shareholders of Yuan Ma (“Yuanma Shareholders”). Yuanma Shareholders are Wei Xu, the Chief Executive Officer and Chairman of the Board of the Company, and Jiangsu Lingkong Network Joint Stock Co., Ltd., which is controlled by Wei Xu.

Pursuant to the SPA, the Company agreed to issue an aggregate of 7,680,000 shares of common stock of the Company (the “Shares”), valued at $1.00 per share, to the Yuanma Shareholders, in exchange for Yuanma Shareholders’ agreement to enter into and to cause Yuan Ma to enter into certain agreements (“VIE Agreements”) with Makesi IoT Technology (Shanghai) Co., Ltd. (“WFOE”), the Company’s indirectly owned subsidiary, to establish a VIE (variable interest entity) structure (the “Acquisition”). Through the VIE Agreements, WFOE will receive the economic benefits of Yuan Ma and, for accounting purposes, the Company will consolidate the financial results of Yuan Ma in the consolidated financial statements under generally accepted accounting principles in the U.S. (U.S. GAAP). The Company has also agreed to hold a special meeting of the stockholders of the Company as soon as possible in connection with the Acquisition. The closing of the Acquisition is conditioned on the approval of the stockholders of the Company and any required regulatory approval.None.

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

CODE CHAIN NEW CONTINENT LIMITED

Date: May 16, 2022	By:	/s/ Wei Xu
	Name:	Wei Xu
	Title:	Chief Executive Officer, President and
Chairman of the Board

Date: May 16, 2022	By:	/s/ Yi Li
	Name:	Yi Li
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)