Form 10-Q
period 2022-06-30
Code Chain New Continent Ltd
filed 2022-08-22
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 22, 2022, there were 46,109,617 shares of the Company’s common stock issued and outstanding.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,283,031	$14,588,330
Other receivables, net	845,858	728,361
Other receivable - related party	391,347	610,948
Inventories	6,494	3,714
Prepayments	1,639,131	-
Total current assets	16,165,861	15,931,353

PLANT AND EQUIPMENT, NET	244,094	283,896

RIGHT-OF-USE ASSETS	13,740	22,733

OTHER ASSETS
Prepayments for purchases of equipment	12,949,328	27,706,681
Goodwill	-	6,590,339
Intangible assets, net	145	255
Deferred tax assets	-	-
Total other assets	12,949,473	34,297,275

Total assets	$29,373,168	$50,535,257

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans - bank	$-	$-
Accounts payable	3,304,867	3,543,839
Other payables and accrued liabilities	5,076,310	5,005,271
Other payables - related parties	466,407	466,407
Customer deposits	4,699,464	7,171,255
Lease liabilities - current	7,098	13,338
Taxes payable	2,971,979	2,246,418
Total current liabilities	16,526,125	18,446,528

OTHER LIABILITIES
Lease liabilities – non-current	5,530	8,738
Total other liabilities	5,530	8,738

Total liabilities	16,531,655	18,455,266

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 46,109,617 and 46,077,110 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4,611	4,608
Additional paid-in capital	74,272,259	83,034,373
Stock subscriptions receivable	(16,403,618)	(25,165,728)
Accumulated deficit	(45,401,397)	(26,019,119)
Accumulated other comprehensive income	369,658	225,857
Total shareholders’ equity	12,841,513	32,079,991

Total liabilities and shareholders’ equity	$29,373,168	$50,535,257

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Wuge digital door signs	$-	$3,495,731	$7,616,615	$6,876,290
TOTAL REVENUES	-	3,495,731	7,616,615	6,876,290

COST OF REVENUES
Wuge digital door signs	-	153,893	5,527,950	158,686
TOTAL COST OF REVENUES	-	153,893	5,527,950	158,686
GROSS PROFIT	-	3,341,838	2,088,665	6,717,604

OPERATING EXPENSES (INCOME)
Selling, general and administrative	7,485,438	9,135,385	8,341,973	26,896,267
Impairment of prepayments	12,949,329	-	12,949,329	-
TOTAL OPERATING EXPENSES (INCOME)	20,434,767	9,135,385	21,291,302	26,896,267

INCOME FROM OPERATIONS	(20,434,767)	(5,793,547)	(19,202,637)	(20,178,663)

OTHER INCOME (EXPENSE)
Interest income	33,643	17,623	65,251	19,362
Interest expense	(636)	104	(935)	-
Investment income	-	-	-	-
Other income (expense), net	(1,465)	1,810,962	70,830	1,816,443
Total other income (expense), net	31,542	1,828,689	135,146	1,835,805

INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(20,403,225)	(3,964,858)	(19,067,491)	(18,342,858)
PROVISION FOR INCOME TAXES	(35,071)	(734,913)	314,787	-
INCOME FROM CONTINUING OPERATIONS	(20,368,154)	(3,229,945)	(19,382,278)	(18,342,858)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	-	-	-	23,571
Gain on disposal, net of taxes	-	20,956	-	(11,234,496)
Net income	(20,368,154)	(3,208,989)	(19,382,278)	(29,553,783)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	114,893	28,133	143,801	(739,444)
COMPREHENSIVE INCOME (LOSS)	$(20,253,261)	$(3,180,856)	$(19,238,477)	$(30,293,227)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	41,065,559	34,681,765	41,065,559	34,681,765

Earnings per share from continuing operations
Basic and diluted	(0.50)	(0.09)	(0.47)	(0.53)

Earnings per share from discontinued operations
Basic and diluted	-	0.00	-	(0.32)

Earnings per share available to common shareholders
Basic and diluted*	$(0.50)	$(0.09)	$(0.47)	$(0.85)

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2021
					Additional	Retained Earnings		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2021	-	-	29,176,026	2,918	20,022,427	-	951,773	935,637	21,912,755
Net income	-	-	-	-	-	-	(29,553,783)	-	(29,553,783)
Issuance of common stock for Bonus	-	-	925,494	92	2,563,526				2,563,618
Issuance of common stock for purchase Bitcoin mining machines	-	-	1,587,800	159	6,159,841				6,160,000
Issuance of shares for cash	-	-	4,166,666	417	22,539,579	-	-	-	22,539,996
Issuance of common stock for employee compensation	-	-	3,000,000	300	16,923,550	-	-	-	16,923,850
The cancellation of the common stock	-	-	(426,369)	(43)	(1,615,896)	-	-	-	(1,615,939)
Foreign currency translation	-	-	-	-	-	-	-	(739,444)	(739,444)
BALANCE, June 30, 2021 (Unaudited)	-	$-	38,429,617	$3,843	$66,593,027	$-	$(28,602,010)	$196,193	$38,191,053

	For the Six Months Ended June 30, 2022
					Additional	Stock	Retained Earnings		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2022	-	-	46,077,110	4,608	83,034,373	(25,165,728)	-	(26,019,119)	225,857	32,079,991
Net loss	-	-	-	-	-	-	-	(19,382,278)	-	(19,382,278)
Issuance of common stock for acquisition Yuan Ma			7,680,000	768	7,679,232					7,680,000
The cancellation of the common stock	-	-	(7,647,493)	(765)	(16,441,346)	-	-	-	-	(16,442,111)
Stock subscription receivable from issuance of common stock						8,762,110				8,762,110
Foreign currency translation	-	-	-	-	-	-	-	-	143,801	143,801
BALANCE, June 30, 2022 (Unaudited)	-	$-	46,109,617	$4,611	$74,272,259	$(16,403,618)	$-	$(45,401,397)	$369,658	$12,841,513

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(19,382,278)	$(29,553,783)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	33,839	706,506
Amortization of intangible assets	100	100
Impairment of prepayments	12,949,329
Issuance of common stock for employee compensation	-	16,923,850
Issuance of common stock for Bonus	-	2,563,618
Disposal of the company	-	11,234,496
Goodwill impairments	6,590,339
Bitcoin revenue	-	(1,810,323)
Change in operating assets and liabilities	-	-
Notes receivable	-	-
Accounts receivables	-	(419,522)
Other receivables	772	457,499
Other receivable - related party	196,621	(266,098)
Inventories	(3,059)	(589,361)
Prepayments	(70,306)	(8,041,896)
Accounts payable	200,245	43,303
Other payables and accrued liabilities	(253,170)	65,785
Customer deposits	(2,198,487)	5,141,680
Lease liabilities	(502)	3,227
Taxes payable	861,864	207,128
Net cash provided by (used in) operating activities	(1,074,693)	(3,333,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from acquisition of Wuge
Net decrease in cash from disposal of discontinued operations	-	(961,706)
Purchase of Intangible assets	-	-
Purchase of financial products	-	-
Purchase of equipment	(6,820)	(250,223)
Net cash used in investing activities	(6,820)	(1,211,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	22,539,996
Proceeds from short-term loans - bank	-	255,031
Repayments of other payable - related parties	-	-
Net cash provided by financing activities	-	22,795,027

EFFECT OF EXCHANGE RATE ON CASH	(223,786)	3,368

NET (DECREASE)/INCREASE IN CASH	(1,305,299)	18,252,675
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,588,330	998,717
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,283,031	$19,251,392

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$935	$7,708

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for Bonus	$-	$2,563,618
Issuance of common stock for purchase Bitcoin mining machines	-	6,160,000
Issuance of common stock for employee compensation	-	16,923,850
Issuance of common stock for acquisition Yuan Ma	7,680,000
The cancellation of the common stock	16,442,111	1,615,939
Bitcoin revenue	-	1,810,323
Initial recognition of right-of-use assets and lease liabilities	$12,628	$-

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

Translation adjustments included in accumulated other comprehensive loss amounted to $369,658 and $225,857 as of June 30, 2022 and December 31, 2021, respectively. The balance sheet amounts, with the exception of shareholders’ equity at June 30, 2022 and December 31, 2021 were translated at 6.70 RMB and 6.38 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the six months ended June 30, 2022 and 2021 were 6.48 RMB and 6.98 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the weighted average method in Wuge. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and recognize an impairment charge against the inventory when the carrying value exceeds net realizable value. As of June 30, 2022 and December 31, 2021, no obsolescence and cost in excess of net realizable value were recognized.

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

Revenues from digital doors signs are recognized at a point in time when legal title and control over the sign is transferred to the customer. Management has determined that for the sales of digital door signs there is a single performance obligation that is met when the aforementioned control is transferred. Typically, customers make payment for the product in advance; the Company will record the payment as contract liabilities under the liability account customer deposits until the Company delivers the product by transferring control. Such revenues are recognized at a point in time after all performance obligations are satisfied under the new five-step model. The Company recognized $7,616,615 from customer deposits into revenues during the six months ended June 30, 2022 resulting from the sale of digital door signs.

Payments received prior to the relevant criteria for revenue recognition are met, are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues –Wuge digital door signs	$-	$3,495,731	$7,616,615	$6,876,290
Trading and others	-	-	-	-
Total revenues	$-	$3,495,731	$7,616,615	$6,876,290

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the six months ended June 30, 2022 and 2021. As of June 30, 2022, the Company’s PRC tax returns filed for 2019, 2020 and 2021 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the six months ended June 30, 2022 and 2021, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the six months ended June 30, 2022 and 2021.

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	June 30,	December 31,
	2022	2021

Current assets	$17,544,124	$17,258,309
Property, plants and equipment	244,239	284,151
Other noncurrent assets	287,465	1,825,048
Goodwill	-	6,590,339
Total assets	18,075,828	25,957,847

Current liabilities	14,029,287	15,825,043
Non-current liabilities	5,530	8,738
Total liabilities	14,034,817	15,833,781
Net assets	$4,041,011	$10,124,066

	March 31,	December 31,
	2022	2021

Accounts payable	$3,242,309	$3,202,771
Other payables and accrued liabilities	1,510,965	1,622,689
Other payables – related party	3,111,588	2,841,242
Tax payables	1,457,863	973,748
Customer Advances	4,699,464	7,171,255
Lease liabilities	7,098	13,338
Total current liabilities	14,029,287	15,825,043
Lease liabilities - noncurrent	5,530	8,738
Total liabilities	$14,034,817	$15,833,781

The summarized operating results of the VIE’s are as follows:

For the six months ended June 30,
2022

Operating revenues	$7,616,615
Gross profit	2,232,985
Income from operations	617,876
Net income	$303,089

Note 5 – Inventories

Inventories consist of the following:

	June 30, 2022	December 31, 2021
Raw materialsc	$-	$-
Finished Goods	6,494	3,714
Total inventories	$6,494	$3,714

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2022	December 31, 2021
Office equipment and furniture	$124,864	$124,248
Automobile	209,310	219,895
Subtotal	334,174	344,143
Less: accumulated depreciation	(90,080)	(60,247)
Total	$244,094	$283,896

Depreciation expense for the six months ended June 30, 2022 and 2021 amounted to $33,839 and $706,506, respectively.

Note 7 – Intangible assets, net

Intangible assets consist of the following:

	June 30, 2022	December 31, 2021
Development of technology	$746,480	$784,227
Software	582	612
Less: accumulated amortization	(746,917)	(784,584)
Net intangible assets	$145	$255

Amortization expense for the six months ended June 30, 2022 and 2021 amounted to $100 and $100, respectively.

Note 8 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Wuge	Total
Balance as of December 31, 2021	$6,590,339	$6,590,339
Goodwill impairments	(6,590,339)	-
Balance as of June 30, 2022	$-	$6,590,339

Note 9 – Related party balances and transactions

Related party balances

a.	Other receivable – related party:

Name of related party	Relationship	June 30, 2022	December 31, 2021

Chengdu Yuan Code Chain Technology Co. Ltd	A company controlled by former shareholder of the Company	$298,592	$513,387
Marchain (Shanghai) Network Technology Co., LTD	A company controlled by shareholder of the Company		78,423
Chenghua District Code To Code To Commerce And Trade Department	A company controlled by employee of the Company	92,755	19,138

Total		391,347	610,948

The Company advanced funds to the related party for technical services.

b.	Other payables – related parties:

Name of related party	Relationship	June 30, 2022	December 31, 2021

Chuanliu Ni	Chief Executive Officer and director of a former subsidiary	$325,907	$325,907
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500
Qihai Wang	Shareholder of the Company	-	-

Total		$466,407	$466,407

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 10 – Taxes

Income tax

United States

CCNC was organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018. CCNC’s U.S. net operating loss for the nine months ended June 30, 2022 amounted to approximately $145,699. As of June 30, 2022, CCNC’s net operating loss carry forward for United States income taxes was approximately $30,597. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

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

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	June 30, 2022	December 31, 2021
Net operating losses carried forward – U.S.	$2,749,956	$5,191,512
Net operating losses carried forward – PRC	-	-
Bad debt allowance	-	-
Valuation allowance	(2,749,956)	(5,191,512)
Deferred tax assets, net	$-	$-

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

Taxes payable consisted of the following:

	June 30, 2022	December 31, 2021
VAT taxes payable	$1,457,863	$973,748
Income taxes payable	1,514,116	1,272,670
Other taxes payable	-	-
Total	$2,971,979	$2,246,418

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the six months ended June 30, 2022 and 2021, rent expenses amounted to $10,173 and $66,705, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended December, 31	Operating lease amount
2022	$8,389
2023	5,733
2024	478
Total lease payments	14,600
Less: interest	(1,972)
Present value of lease liabilities	$12,628

Note 12 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of June 30, 2022 and December 31, 2021, $13,080,250 and $14,385,549 and were deposited with various financial institutions located in the PRC, respectively. As of June 30, 2022 and December 31, 2021, $202,781 and $202,781 were deposited with one financial institution located in the U.S., respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

As a result of the foregoing restrictions, Makesi WFOE and Wuge are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Makesi WFOE and Wuge from transferring funds to China Sunlong in the form of dividends, loans and advances. As of June 30, 2022 and December 31, 2021, amounts restricted are the net assets of Makesi WFOE and Wuge which amounted to $4,041,011 and $4,519,455, respectively.

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

As previously disclosed in the report on Form 8-K filed by Code Chain New Continent Limited (the “Company”) on August 3, 2021, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with certain seller (the “Seller”) on July 28, 2021, pursuant to which the Company agreed to purchase from the Seller digital currency mining machines (the “Assets”) for a total purchase price of RMB 106,388,672.43, or US$ 16,442,109.95 (based on the exchange rate between RMB and USD of 1: 6.4705 as of July 8, 2021), payable in the form of 7,647,493 shares of common stock of the Company (the “CCNC Shares”). The CCNC Shares were valued at $2.15 per share. The CCNC Shares were issued to four assignees of the Seller on August 26, 2021.

On February 23, 2022, the Company entered into a termination agreement (the “Termination Agreement) with the Seller to terminate the Asset Purchase Agreement and forfeit the transaction. The parties agreed that the CCNC Shares shall be cancelled within 15 business days from the date of the Termination Agreement.

On April 14, 2022, the Company entered into a Share Purchase Agreement (“SPA”) with Shanghai Yuanma Food and Beverage Management Co., Ltd., a PRC company (“Yuan Ma”), and all the shareholders of Yuan Ma (“Yuanma Shareholders”). Yuanma Shareholders are Wei Xu, the Chief Executive Officer and Chairman of the Board of the Company, and Jiangsu Lingkong Network Joint Stock Co., Ltd., which is controlled by Wei Xu. Pursuant to the SPA, the Company agreed to issue an aggregate of 7,680,000 shares of common stock of the Company, valued at $1.00 per share, to the Yuanma Shareholders, in exchange for Yuanma Shareholders’ agreement to enter into and to cause Yuan Ma to enter into certain agreements (“VIE Agreements”) with Makesi IoT Technology (Shanghai) Co., Ltd. (“Makesi WFOE”), the Company’s indirectly owned subsidiary, to establish a VIE (variable interest entity) structure (the “Acquisition”). On June 13, 2022, the Company held a special meeting of stockholders and approved the issuance of the 7,680,000 shares of common stock to Wei Xu. On June 21, 2022, pursuant to the SPA, Makesi WFOE entered into a series of VIE Agreements with Yuan Ma and Yuanma Shareholders, and the 7,680,000 shares of common stock were issued to Wei Xu. The transaction contemplated in the SPA was completed.

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

The summary of warrant activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Warrants	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2021	9,079,348	4,539,674	$5.75	2.13
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
June 30, 2022	9,079,348	4,539,674	$5.75	0.61

The summary of option activity is as follows:

		Weighted	Average
		Average	Remaining
	Options	Exercise	Contractual
	Outstanding	Price	Life
December 31, 2021	824,000	$5.00	2.13
Granted/Acquired	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
June 30, 2022	824,000	$5.00	0.61

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

The following represents assets by division as of:

Total assets as of	June 30, 2022	December 31, 2021
Wuge	$18,075,828	$19,367,508
CCNC, Citi Profit BVI ,TMSR HK and Makesi WFOE	(1,651,988)	31,167,749

Total Assets	$16,423,840	$50,535,257

Total revenues of	June 30, 2022	June 30, 2021
Wuge	$7,616,615	$6,491,663
CCNC, Citi Profit BVI ,TMSR HK and Makesi WFOE	-	-
	-	-
Total revenues	$7,616,615	$6,491,663

Note 16 – Discontinued Operations

The following depicts the financial position for the discounted operations of Tongrong WOFE and Rong Hai as of June 30, 2022 and December 31, 2021, and the result of operations for the discounted operations of Tongrong WOFE and Rong Hai for the six months ended June 30, 2022 and 2021.

Results of Operations	For the six months ended June 30, 2022	For the six months ended June 30, 2021
REVENUES
Fuel materials	$-	$4,890,734
TOTAL REVENUES	-	4,890,734

COST OF REVENUES
Fuel materials	-	4,690,388
TOTAL COST OF REVENUES	-	4,690,388

GROSS PROFIT	-	200,346

OPERATING EXPENSES (INCOME)
Selling, general and administrative	-	160,254
Provision for (recovery of) doubtful accounts	-	-
TOTAL OPERATING EXPENSES	-	160,254

INCOME FROM OPERATIONS	-	40,092

OTHER INCOME (EXPENSE)
Interest income	-	75
Interest expense	-	(7,708)
Investment income	-	-
Other income (expense), net	-	8
Total other income (expense), net	-	(7,625)

INCOME BEFORE INCOME TAXES	-	32,467

PROVISION FOR INCOME TAXES	-	8,896
NET INCOME	$-	$23,571

Note 17 – Subsequent events

None.

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

Overview

Code Chain New Continent Limited (“CCNC”, formerly known as JM Global Holding Company and TMSR Holding Company Limited) is a holding company incorporated in the State of Nevada with no material operations of its own. We currently conduct business through Wuge Network Games Co., Ltd. (“Wuge”). For accounting purposes, Makesi IoT Technology (Shanghai) Co., Ltd. (“Makesi WFOE”) is the primary beneficiary of Wuge. Accordingly, under U.S. GAAP, CCNC treats Wuge as the consolidated affiliated entity and has consolidated Wuge’s financial results in CCNC’s financial statements. The VIE structure involves unique risks to investors. The VIE agreements have not been tested in a court of law and the Chinese regulatory authorities could disallow this VIE structure, which would likely result in a material change in our operations and the value of our securities, including that it could cause the value of such securities to significantly decline or become worthless.

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

Pursuant to the SPA, the Company agreed to issue an aggregate of 7,680,000 shares of common stock of the Company (the “Shares”), valued at $1.00 per share, to the Yuanma Shareholders, in exchange for Yuanma Shareholders’ agreement to enter into and to cause Yuan Ma to enter into certain agreements (“ Yuan Ma VIE Agreements”) with WFOE, the Company’s indirectly owned subsidiary, to establish a VIE (variable interest entity) structure (the “Acquisition”). Through the Yuan Ma VIE Agreements, Makesi WFOE will receive the economic benefits of Yuan Ma and, for accounting purposes, the Company will consolidate the financial results of Yuan Ma in the consolidated financial statements under generally accepted accounting principles in the U.S. (U.S. GAAP). The Company has also agreed to hold a special meeting of the stockholders of the Company as soon as possible in connection with the Acquisition. The closing of the Acquisition is conditioned on the approval of the stockholders of the Company and any required regulatory approval.

On June 13, 2022, the Company held a special meeting of stockholders and approved the issuance of the Shares to Wei Xu. On June 21, 2022, pursuant to the SPA, Makesi WFOE entered into a series of Yuan Ma VIE Agreements with Yuan Ma and Yuanma Shareholders, and the Shares were issued to Wei Xu. The transaction contemplated in the SPA was completed. We plan to file the financial statements and pro forma financial information in a current report on Form 8-K to be filed on or before September 6, 2022.

Material terms of each of the Yuan Ma VIE Agreements are described below:

Technical Consultation and Services Agreement.     Pursuant to the technical consultation and services agreement between Makesi WFOE and Yuan Ma dated June 21, 2022, Makesi WFOE has the exclusive right to provide consultation services to Yuan Ma relating to Yuan Ma’s business, including but not limited to business consultation services, human resources development, and business development. Makesi WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Makesi WFOE has the right to determine the service fees based on Yuan Ma’s actual operation on a quarterly basis. This agreement will be effective for 20 years and can be extended by Makesi WFOE unilaterally by prior written notice to the other parties. Makesi WFOE may terminate this agreement at any time by giving a 30 days’ prior written notice to Yuan Ma. If any party breaches the agreement and fails to cure within 30 days from the written notice from the non-breach party, the non-breach party may (i) terminate the agreement and request the breaching party to compensate the non-breaching party’s loss or (ii) request special performance by the breaching party and the breaching party to compensate the non-breaching party’s loss.

Equity Pledge Agreement.    Under the equity pledge agreement among Makesi WFOE, Yuan Ma and Yuan Ma Shareholders dated June 21, 2022, Yuan Ma Shareholders pledged all of their equity interests in Yuan Ma to Makesi WFOE to guarantee Yuan Ma’s performance of relevant obligations and indebtedness under the technical consultation and services agreement. In addition, Yuan Ma Shareholders will complete the registration of the equity pledge under the agreement with the competent local authority. If Yuan Ma breaches its obligation under the technical consultation and services agreement, Makesi WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. This pledge will remain effective until all the guaranteed obligations are performed or the Yuan Ma Shareholders cease to be shareholders of Yuan Ma.

Equity Option Agreement.     Under the equity option agreement among Makesi WFOE, Yuan Ma and Yuan Ma Shareholders dated June 21, 2022, each of Yuan Ma Shareholders irrevocably granted to Makesi WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Yuan Ma. Also, Makesi WFOE or its designee has the right to acquire any and all of its assets of Yuan Ma. Without Makesi WFOE’s prior written consent, Yuan Ma’s shareholders cannot transfer their equity interests in Yuan Ma and Yuan Ma cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option. This pledge will remain effective until all options have been exercised.

Voting Rights Proxy and Financial Support Agreement.     Under the voting rights proxy and financial support agreement among Makesi WFOE, Yuan Ma and Yuan Ma Shareholders dated June 21, 2022, each Yuan Ma Shareholder irrevocably appointed Makesi WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Yuan Ma, including but not limited to the power to vote on its behalf on all matters of Yuan Ma requiring shareholder approval in accordance with the articles of association of Yuan Ma. The proxy agreement is for a term of 20 years and can be extended by Makesi WFOE unilaterally by prior written notice to the other parties.

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

Results of Operations

Three Months Ended June 30, 2022 vs. June 30, 2021

				Percentage
	2022	2021	Change	Change
Revenues –Wuge digital door signs	$-	3,495,731	$(3,495,731)	(100.0)%

Total revenues	-	3,495,731	(3,495,731)	(100.0)%

Cost of Revenues –Wuge digital door signs	-	153,893	(153,893)	(100.0)%

Total cost of revenues	-	153,893	(153,893)	(100.0)%

Gross profit	-	3,341,838	(3,341,838)	(100.0)%
Operating expenses	20,434,767	9,135,385	11,299,382	123.7%
Loss from operations	(20,434,767)	(5,793,547)	(14,641,220)	252.7%
Other income, net	31,542	1,828,689	(1,797,147)	(98.3)%
Loss from continuing operations	(20,368,154)	(3,229,945)	(17,138,209)	530.6%
Discontinued operations:
Income from discontinued operations	-	-	-	-%
Income on disposal, net of taxes	-	20,956	(20,956)	(100.0)%
Net Loss	(20,368,154)	(3,208,989)	(17,159,165)	534.7%

Revenues

The Company’s revenue consists of Wuge digital door signs. Total revenues decreased by approximately $3.5 million, to approximately $0 for the three months ended June 30, 2022, compared to approximately $3.5 million for the three months ended June 30, 2021. The decrease was mainly due to the impact of the COVID-19 pandemic on sales revenue.

Cost of Revenues

The Company’s cost of revenues consists of cost of Wuge digital door signs. Total cost of revenues decreased by approximately $153,893, to approximately $0 for the three months ended June 30, 2022, compared to approximately $153,893 for the same period in 2021. Our total cost of revenues decrease was mainly due to the impact of the COVID-19 pandemic on sales revenue.

Gross Profit

The Company’s gross profit decreased by approximately $3.3 million, to approximately $0 during the three months ended June 30, 2022, from approximately $3.3 million for the three months ended June 30, 2021. The decrease was due to the impact of the COVID-19 pandemic on sales revenue.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses increased by approximately $11.3 million from approximately $20.4 million for the three months ended June 30, 2022 to approximately $9.1 million for the three months ended June 30, 2021. The increase was mainly due to increased impairment of prepayments.

Income from Operations

As a result of the foregoing, loss from operations for the three months ended June 30, 2022 was approximately $20.4 million, an increase of approximately $14.6 million, or approximately 252.7%, from approximately loss from operations of $5.8 million for the three months ended June 30, 2021. The increase was mainly due to increased impairment of prepayments.

Net Loss

The Company’s net loss increased by approximately $17.2 million, or 534.7%, to approximately $20.4 million net loss for the three months ended June 30, 2022, from approximately $3.2 million net loss for the same period in 2021. The increase was mainly due to increased Goodwill impairments and impairment of prepayments.

Six Months Ended June 30, 2022 vs. June 30, 2021

				Percentage
	2022	2021	Change	Change
Revenues –Wuge digital door signs	$7,616,615	6,876,290	$740,325	10.8%

Total revenues	7,616,615	6,876,290	740,325	10.8%

Cost of Revenues –Wuge digital door signs	5,527,950	158,686	5,369,264	3383.6%

Total cost of revenues	5,527,950	158,686	5,369,264	3383.6%

Gross profit	2,088,665	6,717,604	(4,628,939)	(68.9)%
Operating expenses	21,291,302	26,896,267	(5,604,965)	(20.8)%
Income (loss) from operations	(19,202,637)	(20,178,663)	976,026	(4.8)%
Other income, net	135,146	1,835,805	(1,700,659)	(92.6)%
Income (loss) from continuing operations	(19,382,278)	(18,342,858)	(1,039,420)	5.7%
Discontinued operations:
Income from discontinued operations	-	23,571	(23,571)	(100.0)%
Loss on disposal, net of taxes	-	(11,234,496)	11,234,496	(100.0)%
Net Income (loss)	(19,382,278)	(29,553,783)	10,171,505	(34.4)%

Revenues

The Company’s revenue consists of Wuge digital door signs. Total revenues increased by approximately $0.7 million, to approximately $7.6 million for the six months ended June 30, 2022, compared to approximately $6.9 million for the six months ended June 30, 2021. The increase was mainly due to the company’s increased effort in promoting the Wuge digital door signs.

Cost of Revenues

The Company’s cost of revenues consists of cost of Wuge digital door signs. Total cost of revenues increased by approximately $5.4 million, to approximately $5.5 million for the six months ended June 30, 2022, compared to approximately $158,686 for the same period in 2021. Our total cost of revenues increase was attributable to the Company’s general increase in revenue for Wuge digital door signs.

Gross Profit

The Company’s gross profit decreased by approximately $4.6 million, to approximately $2.1 million during the six months ended June 30, 2022, from approximately $6.7 for the six months ended June 30, 2021. The decrease was due to the increase in the sales of Wuge digital door signs.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses decreased by approximately $5.6 million from approximately $21.3 million for the six months ended June 30, 2022 to approximately $26.9 million for the six months ended June 30, 2021. The decrease was mainly due to decreased marketing and promotion expenses.

Income from Operations

As a result of the foregoing, income from operations for the six months ended June 30, 2022 was approximately $19.2 million, an increase of approximately $1.0 million, or approximately 4.8%, from approximately loss from operations of $20.2 million for the six months ended June 30, 2021. The increase was mainly due to decreased marketing and promotion expenses.

Net Loss

The Company’s net income increased by approximately $10.2 million, or 34.4%, to approximately $19.4 million net loss for the six months ended June 30, 2022, from approximately $29.6 million net loss for the same period in 2021. The increase was mainly due to decreased marketing and promotion expenses.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties and cash received from JM Global Holding Company through the reverse capitalization. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of June 30, 2022, our net working capital was approximately minus $0.4 million, over 4% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $106,143 and is expected to continue to generate cash flow from operations in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2022 and 2021.

	For the Six Months ended June 30,
	2022	2021
Net cash used in by operating activities	$(1,074,693)	$(3,333,791)
Net cash used in investing activities	(6,820)	(521,322)
Net cash provided by financing activities	-	22,795,027
Effect of exchange rate change on cash	(223,786)	3,368
Net change in cash	$(1,305,299)	$18,943,282

As of June 30, 2022 and December 31, 2021, the Company had cash in the amount of $13,283,031 and $14,588,330, respectively. As of June 30, 2022 and December 31, 2021, $13,080,250 and $14,385,549 and were deposited with various financial institutions located in the PRC, respectively. As of June 30, 2022 and December 31, 2021, $202,781 and $202,781 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $1.1 million for the six months ended June 30, 2022, as compared to approximately $3.3 million net cash used in operating activities for the six months ended June 30, 2021. Net cash provided by operating activities was mainly due to the increase of approximately $12.9 million impairment of prepayments, the decrease of approximately $2.1 million of customer deposits, the increase of approximately $6.6 million of Goodwill impairments, and the increase of approximately $0.9 million of taxes payable.

Investing activities

Net cash used in investing activities was approximately $6,820 for the six months ended June 30, 2022, as compared to approximately $0.5 million net cash used in investing activities for the six months ended June 30, 2021. Net cash used in investing activities for the six months ended June 30, 2022 was due to approximately $6,820 spending on purchase of equipment.

Financing activities

Net cash provided by financing activities was approximately $0 for the six months ended June 30, 2022, as compared to approximately $22.8 million net cash used in financing activities for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 was due to approximately $0.

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

Pursuant to the SPA, the Company agreed to issue an aggregate of 7,680,000 shares of common stock of the Company (the “Shares”), valued at $1.00 per share, to the Yuanma Shareholders, in exchange for Yuanma Shareholders’ agreement to enter into and to cause Yuan Ma to enter into certain agreements (“VIE Agreements”) with Makesi IoT Technology (Shanghai) Co., Ltd. (“Makesi WFOE”), the Company’s indirectly owned subsidiary, to establish a VIE (variable interest entity) structure (the “Acquisition”). Through the VIE Agreements, Makesi WFOE will receive the economic benefits of Yuan Ma and, for accounting purposes, the Company will consolidate the financial results of Yuan Ma in the consolidated financial statements under generally accepted accounting principles in the U.S. (U.S. GAAP). The Company has also agreed to hold a special meeting of the stockholders of the Company as soon as possible in connection with the Acquisition. The closing of the Acquisition is conditioned on the approval of the stockholders of the Company and any required regulatory approval.

On June 13, 2022, the Company held a special meeting of stockholders and approved the issuance of the Shares to Wei Xu. On June 21, 2022, pursuant to the SPA, Makesi WFOE entered into a series of VIE Agreements with Yuan Ma and Yuanma Shareholders, and the Shares were issued to Wei Xu. The transaction contemplated in the SPA was completed.

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

CODE CHAIN NEW CONTINENT LIMITED

Date: August 22, 2022	By:	/s/ Wei Xu
	Name:	Wei Xu
	Title:	Chief Executive Officer, President and
Chairman of the Board

Date: August 22, 2022	By:	/s/ Yi Li
	Name:	Yi Li
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)