Form 10-Q
period 2022-09-30
Code Chain New Continent Ltd
filed 2022-11-14
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37513

CODE CHAIN NEW CONTINENT LIMITED

(Exact name of registrant as specified in its charter)

Nevada	47-3709051
7(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1678 Jinshajiang Road Building No. 6, Room 901 Shanghai, China	200062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 021-32583578

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

As of November 14, 2022, there were 1,837,136 shares of the Company’s common stock issued and outstanding.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$250,279	$14,588,330
Accounts receivable, net	30,247
Other receivables, net	1,095,859	728,361
Other receivable - related party	-	610,948
Inventories	-	3,714
Prepayments	872	-
Total current assets	1,377,257	15,931,353

PLANT AND EQUIPMENT, NET	1,205	283,896

RIGHT-OF-USE ASSETS	-	22,733

OTHER ASSETS
Prepayments for purchases of equipment	12,949,328	27,706,681
Goodwill	2,123,879	6,590,339
Intangible assets, net	-	255

Total other assets	15,073,207	34,297,275

Total assets	$16,451,669	$50,535,257

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$14,170	$3,543,839
Other payables and accrued liabilities	5,227,686	5,005,271
Other payables - related parties	466,407	466,407
Customer deposits	-	7,171,255
Lease liabilities - current	-	13,338
Taxes payable	363	2,246,418
Total current liabilities	5,708,626	18,446,528

OTHER LIABILITIES
Lease liabilities – non-current	-	8,738
Total other liabilities	-	8,738

Total liabilities	5,708,626	18,455,266

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 1,837,136 and 1,536,052 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	184	154
Additional paid-in capital	60,124,087	83,038,827
Statutory reserves	4,467	-
Stock subscriptions receivable	-	(25,165,728)
Accumulated deficit	(49,493,368)	(26,019,119)
Accumulated other comprehensive income	107,673	225,857
Total shareholders’ equity	10,743,043	32,079,991

Total liabilities and shareholders’ equity	$16,451,669	$50,535,257

*	Giving retroactive effect to the 1-for-30 reverse stock split effective on November 9, 2022.

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Enterprise brand management services	$-	$-	$-	$-
TOTAL REVENUES	-	-	-	-

COST OF REVENUES
Enterprise brand management services	-	-	-	-
TOTAL COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES (INCOME)
Selling, general and administrative	64,041	747,708	209,740	21,996,804
Impairment of prepayments	-	-	12,949,329	-
TOTAL OPERATING EXPENSES	64,041	747,708	13,159,069	21,996,804

INCOME FROM OPERATIONS	(64,041)	(747,708)	(13,159,069)	(21,996,804)

OTHER INCOME (EXPENSE)
Interest income	-	298	-	793
Interest expense	-	-	-	-
Investment income	-	-	-	-
Other expense, net	-	556,195	-	2,366,518
Total other expense, net	-	556,493	-	2,367,311

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(64,041)	(191,215)	(13,159,069)	(19,629,493)
PROVISION FOR INCOME TAXES	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(64,041)	(191,215)	(13,159,069)	(19,629,493)

Discontinued operations:
Loss from discontinued operations, net of taxes	-	(2,463,494)	(6,287,250)	(1,344,503)
Loss(Gain) on disposal, net of taxes	(4,027,930)	15,661	(4,027,930)	(11,218,835)
Net loss	(4,091,971)	(2,639,048)	(23,474,249)	(32,192,831)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(261,985)	3,386	(118,184)	(736,058)
COMPREHENSIVE LOSS	$(4,353,956)	$(2,635,662)	$(23,592,433)	$(32,928,889)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	1,427,927	1,368,852	1,427,927	1,368,852

Loss per share from continuing operations
Basic and diluted	(0.04)	(0.15)	(9.22)	(15.66)

Loss per share from discontinued operations
Basic and diluted	(2.82)	(1.95)	(7.22)	(10.02)

Loss per share available to common shareholders
Basic and diluted*	$(2.87)	$(2.11)	$(16.44)	$(25.68)

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2021
					Additional	Stock	Retained Earnings (Accumulated Deficit)		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2021	-	-	972,682	97	20,025,248	-	-	951,773	935,637	21,912,755
Net loss	-	-	-	-	-	-	-	(32,192,831)	-	(32,192,831)
Issuance of common stock for Bonus	-	-	30,850	3	2,563,615	-				2,563,618
Issuance of common stock for purchase Bitcoin mining machines	-	-	52,927	5	6,159,995	-				6,160,000
Issuance of common stock for purchase digital currency mining machines			254,916	26	16,442,085	-				16,442,111
Issuance of shares for cash	-	-	138,889	14	22,539,982	-	-	-	-	22,539,996
Issuance of common stock for employee compensation	-	-	100,000	10	16,923,840	-	-	-	-	16,923,850
The cancellation of the common stock	-	-	(14,212)	(1)	(1,615,938)	-	-	-	-	(1,615,939)
Issuance of common stock						(16,442,110)				(16,442,110)
Foreign currency translation	-	-	-	-	-	-	-	-	(736,058)	(736,058)
BALANCE, September 30, 2021 (Unaudited)	-	$-	1,536,052	$154	$83,038,827	$(16,442,110)	$-	$(31,241,058)	$199,579	$35,555,392

	For the Nine Months Ended September 30, 2022
					Additional	Stock	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2022	-	-	1,536,052	154	83,038,827	(25,165,728)	-	(26,019,119)	225,857	32,079,991
Net loss	-	-	-	-	-	-	-	(23,474,249)	-	(23,474,249)
Issuance of common stock for acquisition Yuan Ma			256,000	26	7,679,974					7,680,000
Issuance of common stock for acquisition Highlight Media			300,000	30	2,249,970		4,467			2,254,467
The cancellation of the common stock	-	-	(254,916)	(26)	(32,844,684)	-	-	-	-	(32,844,710)
Stock subscription receivable from issuance of common stock						25,165,728				25,165,728
Foreign currency translation	-	-	-	-	-	-	-	-	(118,184)	(118,184)
BALANCE, September 30, 2022 (Unaudited)	-	$-	1,837,136	$184	$60,124,087	$-	$4,467	$(49,493,368)	$107,673	$10,743,043

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,474,249)	$(32,192,831)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	33,192	1,237,480
Amortization of intangible assets	98	151
Impairment of prepayments	12,949,329	-
Issuance of common stock for employee compensation	-	16,923,850
Issuance of common stock for Bonus	-	2,563,618
Disposal of the company	4,027,930	11,218,835
Goodwill impairments	6,590,339
Bitcoin revenue	-	(2,366,518)
Change in operating assets and liabilities

Accounts receivables	-	(419,509)
Other receivables	757	439,725
Other receivable - related party	192,863	(273,570)
Inventories	(3,001)	(599,768)
Prepayments	(68,962)	(21,217,981)
Accounts payable	196,417	(420,377)
Other payables and accrued liabilities	(99,892)	145,934
Customer deposits	(2,156,462)	10,094,951
Lease liabilities	(493)	3,227
Taxes payable	845,389	263,930
Net cash used in operating activities	(966,745)	(14,598,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from acquisition of Highlight Media	47,498
Net decrease in cash from disposal of discontinued operations	(12,316,416)	(271,099)
Purchase of Intangible assets	-	463,679

Purchase of equipment	(6,689)	(287,821)
Net cash used in investing activities	(12,275,607)	(95,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	22,539,996
Proceeds from short-term loans - bank	-	255,023
Net cash provided by financing activities	-	22,795,019

EFFECT OF EXCHANGE RATE ON CASH	(1,095,699)	(25,129)

NET (DECREASE)/INCREASE IN CASH	(14,338,051)	8,075,796
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,588,330	308,110
CASH AND CASH EQUIVALENTS, END OF PERIOD	$250,279	$8,383,906

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$935	$7,708

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for Bonus	$-	$2,563,618
Issuance of common stock for purchase Bitcoin mining machines	-	6,160,000
Issuance of common stock for purchase digital currency mining machines	-	16,442,111
Issuance of common stock for employee compensation	-	16,923,850
Issuance of common stock for acquisition Yuan Ma	7,680,000	-
Issuance of common stock for Highlight Media	2,250,000	-
The cancellation of the common stock	32,844,710	1,615,939
Bitcoin revenue	-	2,366,518

CODE CHAIN NEW CONTINENT LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

Code Chain New Continent Limited (“CCNC” or the “Company”), formerly known as TMSR Holding Company Limited and JM Global Holding Company is a Nevada corporation and a holding company that has no material operation of its own. The Company’ subsidiaries, Citi Profit Investment Holding Limited (“Citi Profit”), TMSR Holdings Limited (“TMSR Holdings”), and Makesi IoT Technology (Shanghai) Co., Ltd. (“Makesi WFOE”) are also holding companies with material operations.

Makesi WFOE has a series of contractual arrangement with Shanghai Highlight Media Co., Ltd. (“Highlight Media”) (“Highlight Media”)that established a VIE structure. For accounting purposes, Makesi WFOE is the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, CCNC treats Highlight Media as the consolidated affiliated entity and has consolidated Highlight Media’s financial results in CCNC’s financial statements. Highlight Media was founded in 2016. It is an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. It is committed to becoming a modern science and technology media organization that fully empowers the development of customer enterprises in the era of artificial intelligence and big data.

Prior to September 28, 2022, we also conducted business through Sichuan Wuge Network Games Co., Ltd. (“Wuge”). Makesi WFOE had a series of contractual arrangement with Wuge that established a VIE structure. Wuge focused its business on research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs. On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the Wuge Shareholders to terminate the VIE Agreements and to cancel the Shares, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

Prior to March 30, 2021, CCNC had an indirect subsidiary, Tongrong Technology (Jiangsu) Co., Ltd. (“Tongrong WFOE”), which is a holding company with no material operations. Tongrong WFOE had a series of contractual arrangement with Jiangsu Rong Hai Electric Power Fuel Co., Ltd. (“Rong Hai”) that established a VIE structure. Rong Hai was primarily engaged in the coal wholesales and sales of coke, steel, construction materials, mechanical equipment and steel scrap. For accounting purposes, Tongrong WFOE was the primary beneficiary of Wuge. Accordingly, under U.S. GAAP, CCNC treated Rong Hai as the consolidated affiliated entity and has consolidated Rong Hai’s financial results in CCNC’s financial statements prior to March 30, 2021. On March 30, 2021, CCNC entered into a share purchase agreement with a buyer unaffiliated with the Company (the “Buyer”), and Qihai Wang, former director of the Company (the “Payee”). Pursuant to the agreement, on March 31, 2021, CCNC sold all the issued and outstanding ordinary shares of Tongrong WFOE to the Buyer at a purchase price of $2,464,411 and caused 426,369 shares of common stock of CCNC owned by the Payee to be cancelled. The sale of Tongrong Shares included disposition of Rong Hai. As a result, as of March 31, 2021, operations of Tongrong WFOE and Rong Hai have been designated as discontinued operations.

The VIE structure involves unique risks to investors. The VIE agreements have not been tested in a court of law and the Chinese regulatory authorities could disallow this VIE structure, which would likely result in a material change in our operations and the value of our securities, including that it could cause the value of such securities to significantly decline or become worthless.

The accompanying consolidated financial statements reflect the activities of CCNC and each of the following entities:

Name	Background	Ownership
Citi Profit BVI	● A British Virgin Island company	100% owned by the Company

● Incorporated on April 2019

TMSR HK	● A Hong Kong company	100% owned by Citi Profit BVI

● Incorporated on April 2019

Makesi WFOE	● A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TMSR HK

● Incorporated on December 2020

Rong Hai[1]	● A PRC limited liability company	VIE of Tongrong WFOE
● Incorporated on May 20, 2009
● Registered capital of USD 3,171,655 (RMB 20,180,000), fully funded
● Coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap

Wuge[2]	● A PRC limited liability company	VIE of Makesi WFOE
● Incorporated on July 4, 2019
Highlight Media	● A PRC limited liability company	VIE of Makesi WFOE
● Incorporated on September 16, 2022

[1]	Disposed on March 31, 2021
[2]	Disposed on September 28, 2022

Contractual Arrangements

Rong Hai and Wuge were and Highlight Media is controlled through contractual agreements in lieu of direct equity ownership by the Company or any of its subsidiaries. Such contractual arrangements consist of a series of five agreements, consulting services agreement, equity pledge agreement, call option agreement, voting rights proxy agreement, and operating agreement (collectively the “Contractual Arrangements”).

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

Material terms of each of the VIE agreements with Wuge are described below. The VIE agreements with Wuge were terminated and the Company disposed Wuge as of September 28, 2022.

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

Material terms of each of the VIE agreements with Highlight Media are described below:

Technical Consultation and Services Agreement.

Pursuant to the technical consultation and services agreement between Highlight Media and Makesi WFOE dated September 16, 2022, Makesi WFOE has the exclusive right to provide consultation services to Wuge relating to Wuge’s business, including but not limited to business consultation services, human resources development, and business development. Makesi WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Makesi WFOE has the right to determine the service fees based on Wuge’s actual operation on a quarterly basis. This agreement will be effective as long as Wuge exists. Makesi WFOE may terminate this agreement at any time by giving a 30 days’ prior written notice to Wuge.

Equity Pledge Agreement.

Under the equity pledge agreement among Makesi WFOE, Wuge and Wuge Shareholders dated September 16, 2022, Wuge Shareholders pledged all of their equity interests in Wuge to Makesi WFOE to guarantee Wuge’s performance of relevant obligations and indebtedness under the technical consultation and services agreement. In addition, Wuge Shareholders will complete the registration of the equity pledge under the agreement with the competent local authority. If Wuge breaches its obligation under the technical consultation and services agreement, Makesi WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. This pledge will remain effective until all the guaranteed obligations are performed or the Wuge Shareholders cease to be shareholders of Wuge.

Equity Option Agreement.

Under the equity option agreement among Makesi WFOE, Wuge and Wuge Shareholders dated September 16, 2022, each of Wuge Shareholders irrevocably granted to Makesi WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Wuge. Also, Makesi WFOE or its designee has the right to acquire any and all of its assets of Wuge. Without Makesi WFOE’s prior written consent, Wuge’s shareholders cannot transfer their equity interests in Wuge and Wuge cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option. This pledge will remain effective until all options have been exercised.

Voting Rights Proxy and Financial Support Agreement.

Under the voting rights proxy and financial support agreement among Makesi WFOE, Wuge and Wuge Shareholders dated September 16, 2022, each Wuge Shareholder irrevocably appointed Makesi WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Wuge, including but not limited to the power to vote on its behalf on all matters of Wuge requiring shareholder approval in accordance with the articles of association of Wuge. The proxy agreement is for a term of 20 years and can be extended by Makesi WFOE unilaterally by prior written notice to the other parties.

As of the date of this report, the Company primary operations are focused on the Highlight Media business that is in enterprise brand management service. All prior energy and Wuge digital door signs business have been disposed. Substantially all of the Company’s primary operations are conducted in the PRC.

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

Translation adjustments included in accumulated other comprehensive loss amounted to $107,673 and $225,857 as of September 30, 2022 and December 31, 2021, respectively. The balance sheet amounts, with the exception of shareholders’ equity at September 30, 2022 and December 31, 2021 were translated at 7.11 RMB and 6.38 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the nine months ended September 30, 2022 and 2021 were 6.61 RMB and 6.47 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the weighted average method in Highlight Media. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and recognize an impairment charge against the inventory when the carrying value exceeds net realizable value. As of September 30, 2022 and December 31, 2021, no obsolescence and cost in excess of net realizable value were recognized.

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

Customer deposits

Highlight Media typically receives customer deposits for services to be rendered from its customers. As Highlight Media delivers the services, it will recognize these deposits to results of operations in accordance to its revenue recognition policy.

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

Revenues from the goods are recognized at a point in time when legal title and control over the sign is transferred to the customer. Management has determined that for the sales of the goods there is a single performance obligation that is met when the aforementioned control is transferred. Typically, customers make payment for the product in advance; the Company will record the payment as contract liabilities under the liability account customer deposits until the Company delivers the product by transferring control. Such revenues are recognized at a point in time after all performance obligations are satisfied under the new five-step model.

Payments received prior to the relevant criteria for revenue recognition are met, are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues –Enterprise brand management services	$-	$-	$-	$-

Total revenues	$-	$-	$-	$-

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, the Company’s PRC tax returns filed for 2019, 2020 and 2021 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the nine months ended September 30, 2022 and 2021, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the nine months ended September 30, 2022 and 2021.

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

Note 3 – Business combination and restructuring

Highlight Media

On September 16, 2022, the Company entered into a share purchase agreement with Shanghai Highlight Media Co., Ltd. (“Highlight Media”) and all the shareholders of Highlight Media (“Highlight Media Shareholders”). Pursuant to the share purchase agreement, the Company agreed to issue an aggregate of 9,000,000 shares of CCNC’s common stock to the Highlight Media Shareholders, in exchange for Highlight Media Shareholders’ agreement to enter into, and their agreement to cause Highlight Media to enter into, certain VIE agreements (“VIE Agreements”) with Makesi WFOE the Company’s indirectly owned subsidiary, through which Makesi WFOE shall have the right to control, manage and operate Highlight Media in return for a service fee equal to 100% of Highlight Media’s net income (the “Acquisition”). On September 16, 2022 Makesi WFOE entered into a series of VIE Agreements with Highlight Media and the Highlight Media Shareholders. The VIE Agreements are designed to provide Makesi WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Highlight Media, including absolute rights to control the management, operations, assets, property and revenue of Highlight Media. Highlight Media, founded in 2016, is an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. It is committed to becoming a modern science and technology media organization that fully empowers the development of customer enterprises in the era of artificial intelligence and big data. The Acquisition closed on September 29, 2022.

The Company’s acquisition of Highlight Media was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of Highlight Media based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, plant and equipment, and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Highlight Media based on a valuation performed by an independent valuation firm engaged by the Company:

Total consideration at fair value	$2,250,000

Fair Value
Cash	$47,498
Other current assets	107,828
Plant and equipment	1,205
Other noncurrent assets	-
Goodwill	2,121,947
Total asset	2,278,478
Accounts payable	14,170
Taxes Payable	363
Other Payable	13,945
Total liabilities	28,478
Net asset acquired	$2,250,000

Approximately $2.1 million of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of the Company and Highlight Media. None of the goodwill is expected to be deductible for income tax purposes.

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

On September 16, 2022, Makesi WFOE entered into Contractual Arrangements with Highlight Media and its shareholders upon executing of the “Purchase Agreement”. The significant terms of these Contractual Arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result, the Company classifies Rong Hai as VIE.

In January, 2021, Tongrong Technology (Jiangsu) Co., Ltd., a then indirect subsidiary of the Company (“Tongrong WFOE”), Sichuan Wuge Network Games Co., Ltd. (“Wuge”), and shareholders of Wuge (the “Wuge Shareholders”) entered into a share purchase agreement, pursuant to which the Company issued a total of 4,000,000 shares of common stock of the Company (the “Shares”) to the Wuge Shareholders in exchange for Tongrong WFOE, Wuge and the Wuge Shareholders entering into certain Technical Consultation and Services Agreement., Equity Pledge Agreement, Equity Option Agreement, Voting Rights Proxy and Financial Support Agreement, which was assigned by Tongrong WFOE to Makesi IoT Technology (Shanghai) Co., Ltd., an indirect subsidiary of the Company (“Makesi WFOE”) in January 2021 (such agreements, as assigned, the “VIE Agreements”) . The VIE Agreements established a “Variable Interest Entity” (VIE) structure, and pursuant to which the Company treated Wuge as a consolidated affiliated entity and consolidated the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

On September 28, 2022, Makesi WFOE entered into a termination agreement (the “Termination Agreement”) with Wuge and the Wuge Shareholders to terminate the VIE Agreements and to cancel the Shares, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the Termination Agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Makesi WFOE is deemed to have a controlling financial interest and be the primary beneficiary of Highlight Media because it has both of the following characteristics:

(1)	The power to direct activities at Highlight Media that most significantly impact such entity’s economic performance, and

(2)	The obligation to absorb losses of, and the right to receive benefits from Highlight Media that could potentially be significant to such entity.

Accordingly, the accounts of Highlight Media are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, Its financial positions and results of operations are included in the Company’s consolidated financial statements beginning on September 30, 2022.

The carrying amount of the VIE’s assets and liabilities are as follows:

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	47,498	14,385,549
Accounts receivable, net	30,247	-
Other receivables, net	76,709	1,600,240
Other receivable - related party		610,948
Inventories		3,714
Prepayments	872	657,858
Total current assets	$155,326	$17,258,309
Property, plants and equipment	1,205	284,151
Other noncurrent assets	-	1,825,048
Goodwill	2,123,879	6,590,339
Total assets	2,280,410	25,957,847

Current liabilities	28,478	15,825,043
Non-current liabilities	-	8,738
Total liabilities	28,478	15,833,781
Net assets	$2,251,932	$10,124,066

	September 30,	December 31,
	2022	2021
Accounts payable	$14,170	$3,202,771
Other payables and accrued liabilities	13,945	1,622,689
Other payables – related party	-	2,841,242
Tax payables	363	973,748
Customer Advances	-	7,171,255
Lease liabilities	-	13,338
Total current liabilities	28,478	15,825,043
Lease liabilities - noncurrent	-	8,738
Total liabilities	$28,478	$15,833,781

The summarized operating results of the VIE’s are as follows:

For the nine months ended September 30,
2022
Operating revenues	$-
Gross profit	-
Income from operations	-
Net income	$-

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2022	December 31, 2021
Raw materialsc	$-	$-
Finished Goods	-	3,714
Total inventories	$-	$3,714

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2022	December 31, 2021
Office equipment and furniture	$9,734	$124,248
Automobile	-	219,895
Subtotal	9,734	344,143
Less: accumulated depreciation	(8,529)	(60,247)
Total	$1,205	$283,896

Depreciation expense for the nine months ended September 30, 2022 and 2021 amounted to $33,192 and $1,237,480, respectively.

Note 7 – Intangible assets, net

Intangible assets consist of the following:

	September 30, 2022	December 31, 2021
Development of technology	$-	$784,227
Software	-	612
Less: accumulated amortization	-	(784,584)
Net intangible assets	$-	$255

Amortization expense for the nine months ended September 30, 2022 and 2021 amounted to $98 and $100, respectively.

Note 8 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Highlight Media	Wuge	Total
Balance as of December 31, 2021	$-	$6,590,339	$6,590,339
Goodwill acquired through acquisition	2,123,879		2,123,879
Goodwill impairments	-	(6,590,339)	(6,590,339)
Balance as of September 30, 2022	$2,123,879	$-	$2,123,879

Note 9 – Related party balances and transactions

Related party balances

a.	Other receivable – related parties:

Name of related party	Relationship	September 30, 2022	December 31, 2021

Chengdu Yuan Code Chain Technology Co. Ltd	A company controlled by former shareholder of the Company	$-	$513,387
Marchain (Shanghai) Network Technology Co., LTD	A company controlled by shareholder of the Company	-	78,423
Chenghua District Code To Code To Commerce And Trade Department	A company controlled by employee of the Company	-	19,138

Total		-	610,948

The Company advanced funds to the related party for technical services.

b.	Other payables – related parties:

Name of related party	Relationship	September 30, 2022	December 31, 2021

Chuanliu Ni	Chief Executive Officer and director of a former subsidiary	$325,907	$325,907
Zhong Hui Holding Limited	Shareholder of the Company	140,500	140,500

Total		$466,407	$466,407

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 10 – Taxes

Income tax

United States

CCNC was organized in the state of Delaware in April 2015 and re-incorporated in the state of Nevada in June 2018. CCNC’s U.S. net operating loss for the nine months ended September 30, 2022 amounted to approximately $14.4 million. As of September 30, 2022, CCNC’s net operating loss carry forward for United States income taxes was approximately $3.0 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there are no impact of GILTI for the nine months ended September 30, 2022 and 2021, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

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

PRC

Makesi WFOE and Highlight Media are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	September 30, 2022	December 31, 2021
Net operating losses carried forward – U.S.	$3,026,905	$5,191,512
Net operating losses carried forward – PRC	-	-
Bad debt allowance	-	-
Valuation allowance	(3,026,905)	(5,191,512)
Deferred tax assets, net	$-	$-

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

Taxes payable consisted of the following:

	September 30, 2022	December 31, 2021
VAT taxes payable	$363	$973,748
Income taxes payable	-	1,272,670
Other taxes payable	-	-
Total	$363	$2,246,418

Note 11 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of September 30, 2022 and December 31, 2021, $47,498 and $14,385,549 and were deposited with various financial institutions located in the PRC, respectively. As of September 30, 2022 and December 31, 2021, $202,781 and $202,781 were deposited with one financial institution located in the U.S., respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Makesi WFOE and Highlight Media are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Makesi WFOE may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. Highlight Media may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by State Administration of Foreign Exchange.

As a result of the foregoing restrictions, Makesi WFOE and Highlight Media are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Makesi WFOE and Highlight Media from transferring funds to TMSR HK in the form of dividends, loans and advances. As of September 30, 2022 and December 31, 2021, amounts restricted are the net assets of Makesi WFOE and Highlight Media which amounted to $128,053 and $4,519,455, respectively.

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

Because the Assets were never delivered to the Company and the Company has not received and is not able to accept cryptocurrency from the operation of the Assets, the Company and the Seller agreed to rescind the Agreement and cancel the Shares on September 26, 2022.

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

On September 16, 2022, the Company entered into a Share Purchase Agreement (“SPA”) with Shanghai Highlight Media Co., Ltd., a PRC company (“Highlight Media”), and all the shareholders of Highlight Media (“Highlight Media Shareholders”).

Pursuant to the SPA, the Company agreed to issue an aggregate of 9,000,000 shares of common stock of the Company (the “Shares”), valued at $0.25 per share, to the Highlight Media Shareholders, in exchange for Highlight Media’s and Highlight Media Shareholders’ agreement to enter into certain agreements (the “VIE Agreements”) with Makesi IoT Technology (Shanghai) Co., Ltd. (“WFOE”), the Company’s indirectly owned subsidiary, to establish a VIE (variable interest entity) structure (the “Acquisition”). A “Variable Interest Entity” does not describe a legal relationship; it is an accounting concept. Under U.S. Generally Accepted Accounting Principles (U.S. GAAP), if through contractual arrangements, Entity A will absorb the losses or receive potentially significant benefits from the operations of Entity B, then the financial results and balance sheet of Entity B should be consolidated with the financial results and balance sheet in Entity A’s consolidated financial statements. We have evaluated the guidance in FASB ASC 810 and determined that, after the VIE Agreements are signed, WFOE will be the primary beneficiary of Highlight Media for accounting purposes, because, pursuant to the VIE Agreements, once signed, Highlight Media shall pay service fees to WFOE in the amount of 100% of Highlight Media’s after-tax net income, while WFOE shall be obligated to absorb all of losses of Highlight Media. Accordingly, under U.S. GAAP, WFOE will treat Highlight Media as a consolidated affiliated entity and will consolidate the financial results and balance sheet of Highlight Media in the consolidated financial statements under U.S. GAAP.

On September 29, 2022. the Shares were issued to the Highlight Media Shareholders. The Acquisition was completed.

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

After the 1-for-30 reverse stock split effective on November 9, 2022, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse stock split were adjusted by dividing the number of shares of common stock into which the options, warrants and other convertible securities are exercisable or convertible by thirty (30) and multiplying the exercise or conversion price thereof by thirty (30), all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share.

The summary of warrant activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Warrants	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2021	4,539,674	151,323	$172.5	2.13
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
September 30, 2022	4,539,674	151,323	$172.5	0.36

The summary of option activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Options	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2021	824,000	27,467	$150.00	2.13
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
September 30, 2022	824,000	27,467	$150.00	0.36

Note 13 – Commitments and contingencies

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity.

Note 14 – Segment reporting

The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations.

The Company’s remain business segment and operations is Highlight Media. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to Highlight Media; accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess Highlight Media’s performance.

The following represents assets by division as of:

Total assets as of	September 30, 2022	December 31, 2021
Highlight Media	$156,531	$-
Wuge	-	19,367,508
CCNC, Citi Profit BVI ,TMSR HK and Makesi WFOE	16,295,138	31,167,749

Total Assets	$16,451,669	$50,535,257

Total revenues of	September 30, 2022	September 30, 2021
Highlight Media	$-	$-
CCNC, Citi Profit BVI ,TMSR HK and Makesi WFOE	-	-
	-	-
Total revenues	$-	$-

Note 15 – Discontinued Operations

The following depicts the financial position for the discounted operations of Tongrong WOFE, Rong Hai and Wuge as of September 30, 2022 and December 31, 2021, and the result of operations for the discounted operations of Tongrong WOFE, Rong Hai and Wuge for the nine months ended September 30, 2022 and 2021.

Results of Operations	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
REVENUES
Wuge digital door signs	$7,616,615	$9,541,992
Fuel materials	-	4,890,734
TOTAL REVENUES	7,616,615	14,432,726

COST OF REVENUES
Wuge digital door signs	5,527,950	199,342
Fuel materials	-	4,690,388
TOTAL COST OF REVENUES	5,527,950	4,889,730

GROSS PROFIT	2,088,665	9,542,996

OPERATING EXPENSES
Selling, general and administrative	1,605,935	10,912,323

TOTAL OPERATING EXPENSES	1,605,935	10,912,323

INCOME FROM OPERATIONS	482,730	(1,369,327)

OTHER INCOME (EXPENSE)
Interest income	65,251	34,388
Interest expense	(935)	(7,708)
Investment income	-	-
Other income, net	70,830	7,040
Total other income, net	135,146	33,720

INCOME (LOSS) BEFORE INCOME TAXES	617,876	(1,335,607)

PROVISION FOR INCOME TAXES	314,787	8,896
NET INCOME (LOSS)	$303,089	$(1,344,503)

Note 16 – Subsequent events

On October 4, 2022, Mr. Wei Xu tendered his resignation as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective October 4, 2022. The resignation of Mr. Wei Xu was not a result of any disagreement with the Company’s operations, policies or procedures.

On October 4, 2022, Mr. Bibo Lin tendered his resignation as the Vice President and a director of the Company, effective October 4, 2022. The resignation of Mr. Bibo Lin was not a result of any disagreement with the Company’s operations, policies or procedures.

On October 4, 2022, approved by the Board of Directors, the Nominating and Corporate Governance Committee and the Compensation Committee, Mr. Hongxiang Yu was appointed as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective October 4, 2022, and Ms. Shuang Zhang was appointed as the Vice President and a director of the Company, effective October 4, 2022.

On October 11, 2022, the Company notified its independent registered public accounting firm, WWC, P.C. its decision to dismiss WWC, P.C. as the Company’s auditor.

On October 11, 2022, the Audit Committee and the Board of Directors of the Company appointed Enrome LLP as its new independent registered public accounting firm to audit the Company’s financial statements.

On November 4, 2022, the Company filed a Certificate of Amendment to the Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State to effect a reverse stock split of the outstanding shares of common stock, par value $0.0001 per shares, of the Company at a ratio of one-for-thirty (30), which became effective at 12:01 a.m. on November 9, 2022 (the “Reverse Stock Split”). Upon effectiveness of the Reverse Stock Split, every thirty (30) outstanding shares of common stock were combined into and automatically become one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split and all such fractional interests were rounded up to the nearest whole number of shares of common stock. The authorized shares prior to and following the Reverse Stock Split remains the same at 200,000,000 shares of common stock, par value $0.0001 per shares, and 20,000,000 shares of preferred stock, par value $0.0001 per shares. The Reverse Stock Split does not alter the par value of the Company’s common stock or modify any voting rights or other terms of the common stock. The Reverse Stock Split was approved and authorized by a majority of the Company’s stockholder at a special meeting of stockholders held on October 18, 2022 and by the Board of Directors of the Company on October 21, 2022. The Company’s common stock continues to trade on the Nasdaq Capital Market under the existing symbol “CCNC”. The new CUSIP number following the Reverse Stock Split is 19200A204.

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

Overview

Code Chain New Continent Limited (“CCNC”, formerly known as JM Global Holding Company and TMSR Holding Company Limited) is a holding company incorporated in the State of Nevada with no material operations of its own. We currently conduct business through Shanghai Highlight Media Co., Ltd. (“Highlight Media”) (“Highlight Media”). For accounting purposes, Makesi IoT Technology (Shanghai) Co., Ltd. (“Makesi WFOE”) is the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, CCNC treats Highlight Media as the consolidated affiliated entity and has consolidated Wuge’s financial results in CCNC’s financial statements. The VIE structure involves unique risks to investors. The VIE agreements have not been tested in a court of law and the Chinese regulatory authorities could disallow this VIE structure, which would likely result in a material change in our operations and the value of our securities, including that it could cause the value of such securities to significantly decline or become worthless.

Book Publishing Planning

Since 2018, Highlight Media has cooperated with authors and publishing houses in China in corporate history and entrepreneur biographies planning and publishing in the lens of the finance industry. Highlight Media published "New Industrial Era - Chinese Industrialist Zhang Yuqiang and His New Stone Story", "Endless Realm – the Growth if China Ping’An", "Unfinished Beauty – Fifteen Years of H World Group”, “All Things Are Born – TCL’s Forty Years", "From Connection to Activation - Digitalization and China's New Industrial Cycle" and other best-selling books in corporate history, finance and economics and has sold more than 200,000 copies. Highlight Media also plans and organizes online and offline activities with the publishing houses such as new book launches and book sharing sessions for customers, to promote new books and build influence and reputation for the corporate clients.

Financial Self-Media

In 2016, Highlight Media founded the financial self-media "Guangdian 2049", which was renamed as "Guangdian Finance” in 2019, focusing on new ideas, new businesses, technologies, characters, investments, management, etc. in finance and economics. Since 2019, Highlight Media has posted 195 original articles and has cumulated more than 10,000 followers. Some of the top articles have more than 27,000 views. In 2021, Highlight Media created an account "Highlight Finance" on Tou Tiao, a Chinese news and information content platform. The "Highlight Finance" account has posted 70 original articles. Some of the top articles on Highlight Finance has more than 60,000 views. Highlight Finance has been trusted by various high-quality enterprises, and has directed more than 100 original articles on finance and economics. Highlight Finance’s contracted authors have also been invited to create than 10 manuscripts for the well-known financial self-media "Qin Shuo Moments". Some of the top articles have more than 20,000 views.

Public Relations

Highlight Media also offer corporate clients with serviced regarding marketing materials, press releases, seminars, exhibitions, conferences, and public relations management. Highlight Media has established stable and long-term cooperative relations with many companies in the financial industry, such as Deshijia Ophthalmology, Haitong Hengxin, Shanshan Co., Ltd. etc., and has gained rich experience, resources and connections and strong Internet communication service capabilities.

Prior to September 28, 2022, we also conducted business through Wuge Network Games Co., Ltd. (“Wuge”). Wuge focused its business on research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs. On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the Wuge Shareholders to terminate the VIE Agreements and to cancel the Shares, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

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

Recent Development

Acquisition of Shanghai Yuanma Food and Beverage Management Co., Ltd.

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

Pursuant to the SPA, the Company agreed to issue an aggregate of 7,680,000 shares of common stock of the Company (the “Shares”), valued at $1.00 per share, to the Yuanma Shareholders, in exchange for Yuanma Shareholders’ agreement to enter into and to cause Yuan Ma to enter into certain agreements (“Yuan Ma VIE Agreements”) with WFOE, the Company’s indirectly owned subsidiary, to establish a VIE (variable interest entity) structure (the “Acquisition”). Through the Yuan Ma VIE Agreements, Makesi WFOE will receive the economic benefits of Yuan Ma and, for accounting purposes, the Company will consolidate the financial results of Yuan Ma in the consolidated financial statements under generally accepted accounting principles in the U.S. (U.S. GAAP). The Company has also agreed to hold a special meeting of the stockholders of the Company as soon as possible in connection with the Acquisition. The closing of the Acquisition is conditioned on the approval of the stockholders of the Company and any required regulatory approval.

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

Cancellation of Asset Purchase Agreement with Sichuan RiZhanYun Jisuan Co., Ltd.

On February 23, 2021, the Company entered into an asset purchase agreement with Sichuan RiZhanYun Jisuan Co., Ltd., (the “Seller”), which was amended and restated on April 16, 2021 and further amended on May 28, 2021 (the “Agreement”). Pursuant to the Agreement, the Company purchased, and the Seller sold, a total of 10,000 Bitcoin mining machines (the “Assets”) for a total purchase price of RMB 40,000,000 or US$6,160,000 based on the exchange rate as of April 8, 2021 (the “Purchase Price”), payable in the form of 1,587,800 shares of common stock of the Company. In addition, pursuant to the Agreement, the Seller agreed to cause revenue and any other source of income from the operation of the Assets to be paid to the Company, payable in cryptocurrency to be deposited into a cryptocurrency wallet held by the Company on a daily basis. The Company agreed to issue to the Seller or its designees certain bonuses, payable in the common stock of the Company upon meeting certain milestones. On June 1, 2021, the Company issued to the Seller’s designee 2,513,294 shares of common stock (the “Shares”), consisted of (i) the Purchase Price in the form of 1,587,800 shares of common stock and (ii) 925,494 bonus shares for meeting and exceeding certain milestones. Because the Assets were never delivered to the Company and the Company has not received and is not able to accept cryptocurrency from the operation of the Assets, the Company and the Seller agreed to rescind the Agreement and cancel the Shares on September 26, 2022.

Termination of the VIE Agreements with Sichuan Wuge Network Games Co., Ltd.

In January 2020, Tongrong Technology (Jiangsu) Co., Ltd., a then indirect subsidiary of the Company (“Tongrong WFOE”), Sichuan Wuge Network Games Co., Ltd. (“Wuge”), and shareholders of Wuge (the “Wuge Shareholders”) entered into a share purchase agreement, pursuant to which the Company issued a total of 4,000,000 shares of common stock of the Company (the “Shares”) to the Wuge Shareholders in exchange for Tongrong WFOE, Wuge and the Wuge Shareholders entering into certain Technical Consultation and Services Agreement., Equity Pledge Agreement, Equity Option Agreement, Voting Rights Proxy and Financial Support Agreement, which was assigned by Tongrong WFOE to Makesi IoT Technology (Shanghai) Co., Ltd., an indirect subsidiary of the Company (“Makesi WFOE”) in January 2021 (such agreements, as assigned, the “VIE Agreements”) . The VIE Agreements established a “Variable Interest Entity” (VIE) structure, and pursuant to which the Company treated Wuge as a consolidated affiliated entity and consolidated the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

On September 28, 2022, Makesi WFOE entered into a termination agreement (the “Termination Agreement”) with Wuge and the Wuge Shareholders to terminate the VIE Agreements and to cancel the Shares, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the Termination Agreement. As a result of such termination, the Company no longer treat Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

Acquisition of Shanghai Highlight Media Co., Ltd.

On September 16, 2022, the Company entered into a Share Purchase Agreement (“SPA”) with Shanghai Highlight Media Co., Ltd., a PRC company (“Highlight Media”), and all the shareholders of Highlight Media (“Highlight Media Shareholders”).

Pursuant to the SPA, the Company agreed to issue an aggregate of 9,000,000 shares of common stock of the Company (the “Shares”), valued at $0.25 per share, to the Highlight Media Shareholders, in exchange for Highlight Media’s and Highlight Media Shareholders’ agreement to enter into certain agreements (the “VIE Agreements”) with Makesi IoT Technology (Shanghai) Co., Ltd. (“WFOE”), the Company’s indirectly owned subsidiary, to establish a VIE (variable interest entity) structure (the “Acquisition”). A “Variable Interest Entity” does not describe a legal relationship; it is an accounting concept. Under U.S. Generally Accepted Accounting Principles (U.S. GAAP), if through contractual arrangements, Entity A will absorb the losses or receive potentially significant benefits from the operations of Entity B, then the financial results and balance sheet of Entity B should be consolidated with the financial results and balance sheet in Entity A’s consolidated financial statements. We have evaluated the guidance in FASB ASC 810 and determined that, after the VIE Agreements are signed, WFOE will be the primary beneficiary of Highlight Media for accounting purposes, because, pursuant to the VIE Agreements, once signed, Highlight Media shall pay service fees to WFOE in the amount of 100% of the Highlight Media’s after-tax net income, while WFOE shall be obligated to absorb all of losses of Highlight Media. Accordingly, under U.S. GAAP, WFOE will treat Highlight Media as a consolidated affiliated entity and will consolidate the financial results and balance sheet of Highlight Media in the consolidated financial statements under U.S. GAAP.

Material terms of each of the VIE Agreements with Highlight Media are described below:

Technical Consultation and Services Agreement. Pursuant to the technical consultation and services agreement between Highlight Media and Makesi WFOE dated September 16, 2022, Makesi WFOE has the exclusive right to provide consultation services to Wuge relating to Wuge’s business, including but not limited to business consultation services, human resources development, and business development. Makesi WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Makesi WFOE has the right to determine the service fees based on Wuge’s actual operation on a quarterly basis. This agreement will be effective as long as Wuge exists. Makesi WFOE may terminate this agreement at any time by giving a 30 days’ prior written notice to Wuge.

Equity Pledge Agreement. Under the equity pledge agreement among Makesi WFOE, Wuge and Wuge Shareholders dated September 16, 2022, Wuge Shareholders pledged all of their equity interests in Wuge to Makesi WFOE to guarantee Wuge’s performance of relevant obligations and indebtedness under the technical consultation and services agreement. In addition, Wuge Shareholders will complete the registration of the equity pledge under the agreement with the competent local authority. If Wuge breaches its obligation under the technical consultation and services agreement, Makesi WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. This pledge will remain effective until all the guaranteed obligations are performed or the Wuge Shareholders cease to be shareholders of Wuge.

Equity Option Agreement. Under the equity option agreement among Makesi WFOE, Wuge and Wuge Shareholders dated September 16, 2022, each of Wuge Shareholders irrevocably granted to Makesi WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Wuge. Also, Makesi WFOE or its designee has the right to acquire any and all of its assets of Wuge. Without Makesi WFOE’s prior written consent, Wuge’s shareholders cannot transfer their equity interests in Wuge and Wuge cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option. This pledge will remain effective until all options have been exercised.

Voting Rights Proxy and Financial Support Agreement. Under the voting rights proxy and financial support agreement among Makesi WFOE, Wuge and Wuge Shareholders dated September 16, 2022, each Wuge Shareholder irrevocably appointed Makesi WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Wuge, including but not limited to the power to vote on its behalf on all matters of Wuge requiring shareholder approval in accordance with the articles of association of Wuge. The proxy agreement is for a term of 20 years and can be extended by Makesi WFOE unilaterally by prior written notice to the other parties.

Change of Directors and Officers

On September 15, 2022, Mr. Fei Gan tendered his resignation as a director, the chairman of the Nominating and Corporate Governance Committee, a member of the Compensation Committee, and a member of the Audit Committee of the Company, effective September 15, 2022. The resignation of Mr. Gan was not a result of any disagreement with the Company’s operations, policies or procedures.

On September 15, 2022, Mr. Siyang Hu tendered his resignation as a director and a member of the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee of the Company, effective September 15, 2022. The resignation of Mr. Hu was not a result of any disagreement with the Company’s operations, policies or procedures.

On September 15, 2022, approved by the Board of Directors, the Nominating and Corporate Governance Committee and the Compensation Committee, Ms. Junhong He was appointed as a director and the chairman of the Nominating and Corporate Governance Committee, a member of the Compensation Committee, and a member of the Audit Committee of the Company, effective September 15, 2022, and Ms. Jing Zhang was appointed as a director and a member of the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee of the Company, effective September 15, 2022.

The Board has determined that each of Ms. Junhong He and Ms. Jing Zhang is independent within the meaning of Nasdaq Listing Rule 5605(a)(2).

On October 4, 2022, Mr. Wei Xu tendered his resignation as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective October 4, 2022. The resignation of Mr. Wei Xu was not a result of any disagreement with the Company’s operations, policies or procedures.

On October 4, 2022, Mr. Bibo Lin tendered his resignation as the Vice President and a director of the Company, effective October 4, 2022. The resignation of Mr. Bibo Lin was not a result of any disagreement with the Company’s operations, policies or procedures.

On October 4, 2022, approved by the Board of Directors, the Nominating and Corporate Governance Committee and the Compensation Committee, Mr. Hongxiang Yu was appointed as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective October 4, 2022, and Ms. Shuang Zhang was appointed as the Vice President and a director of the Company, effective October 4, 2022.

On November 10, 2022, Mr. Tianxiang Zhu tendered his resignation as the Chief Operating Officer and a director of the Company, effective November 10, 2022. The resignation of Mr. Tianxiang Zhu was not a result of any disagreement with the Company’s operations, policies or procedures.

On November 10, 2022, Mr. Chengwei Mo tendered his resignation as a director, the Chair of the Audit Committee, and a member of the Nominating and Corporate Governance Committee and the Compensation Committee of the Company, effective November 10, 2022. The resignation of Mr. Chengwei Mo was not a result of any disagreement with the Company’s operations, policies or procedures.

On November 10, 2022, the Board of Directors appointed Ms. Jing Zhang as the Chair of the Audit Committee, effective November 10, 2022. The Board has determined that Ms. Zhang meets the “audit committee financial expert” standards of the SEC for service on the Audit Committee.

Change of Independent Registered Public Accounting Firm

On October 11, 2022, the Company notified its independent registered public accounting firm, WWC, P.C. its decision to dismiss WWC, P.C. as the Company’s auditor.

On October 11, 2022, the Audit Committee and the Board of Directors of the Company appointed Enrome LLP as its new independent registered public accounting firm to audit the Company’s financial statements.

Notice of Failure to Satisfy a Continued Listing Rule and Reverse Split

On May 5, 2022, the Company received a written notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) regarding the Company’s failure to comply with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share. A failure to comply with Nasdaq Listing Rule 5550(a)(2) exists when listed securities fail to maintain a closing bid price of at least $1.00 per share for 30 consecutive business days. Based on the closing bid price for the last 30 consecutive business days (including, in particular, the period March 23, 2022 through May 4, 2022), the Company failed to meet the aforesaid requirement. The Company was provided a period of 180 calendar days, until November 1, 2022, to regain compliance.

On November 2, 2022, the Company received a written notice from Nasdaq stating that, although the Company had not regained compliance with the minimum bid price requirement by November 1, 2022, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is eligible for an additional 180 calendar day period, or until May 1, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period.

At the Company’s special meeting of stockholders held on October 18, 2022, the stockholders approved an amendment to the Company’s articles of incorporation, as amended, to effect a reverse stock split of the outstanding shares of our common stock, at a ratio of between 1-for-10 and 1-for-30 as determined by our Board of Directors in their sole discretion, prior to the one-year anniversary of the special meeting.

On November 4, 2022, as approved and authorized by the Board of Directors on October 21, 2022, the Company filed a Certificate of Amendment to the Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State to effect a reverse stock split of the outstanding shares of common stock, par value $0.0001 per shares, of the Company at a ratio of one-for-thirty (30), which will become effective at 12:01 a.m. on November 9, 2022 (the “Reverse Stock Split”). Upon effectiveness of the Reverse Stock Split, every thirty (30) outstanding shares of common stock will be combined into and automatically become one share of common stock. No fractional shares will be issued in connection with the Reverse Stock Split and all such fractional interests will be rounded up to the nearest whole number of shares of common stock. The authorized shares prior to and following the Reverse Stock Split will remain the same at 200,000,000 shares of common stock, par value $0.0001 per shares, and 20,000,000 shares of preferred stock, par value $0.0001 per shares. The Reverse Stock Split does not alter the par value of the Company’s common stock or modify any voting rights or other terms of the common stock. The Company’s common stock will continue to trade on the Nasdaq Capital Market under the existing symbol “CCNC”. The new CUSIP number following the Reverse Stock Split is 19200A204. Although the Company will use all reasonable efforts to achieve compliance with Rule 5550(a)(2), there can be no assurance that the Company will be able to regain compliance with that rule or will otherwise be in compliance with other Nasdaq listing criteria.

Key Factors that Affect Operating Results

Highlight Media, founded in 2016, is an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. It is committed to becoming a modern science and technology media organization that fully empowers the development of customer enterprises in the era of artificial intelligence and big data. Its growth strategy is substantially dependent upon our ability to market our intended products and services successfully to prospective clients in China. This requires that we heavily rely upon our sales and marketing team and marketing partners. Failure to reach potential clients will significantly affect our results of operation and could have a material adverse effect on our business, financial conditions and the results of our operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite the efforts and processes to prevent breaches, the social media platforms, systems and services of third parties that Highlight Media uses in its operations are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with the servers and computer systems or those of third parties that Highlight Media use in its operations, which could lead to interruptions, delays, loss of critical data, and loss of consumer confidence.

In addition, Highlight Media may be the target of email scams that attempt to acquire sensitive information or company assets. Despite the efforts to create security barriers to such threats, Highlight Media may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our data and assets, disrupt Highlight Media’s service, or otherwise access the social media platforms, systems and services of third parties that Highlight Media uses, if successful, could adversely affect the business, operating results, and financial condition, be expensive to remedy, and damage the reputation of Highlight Media.

The media industries involving IoT devices, software and services are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Much of this litigation involves patent holding companies or other adverse patent owners who have no relevant product revenues of their own, and against whom our own patent portfolio may provide little or no deterrence.

The nature of Highlight Media’s business and its publications involves copy rights. We cannot assure you that we, our subsidiaries or the variable interest entities will prevail in any future copyright infringement litigations. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause delays, or require us, our subsidiaries or the variable interest to enter into royalty or licensing agreements. In addition, we, our subsidiaries or the variable interest entities could be obligated to indemnify our customers against third parties’ claims of intellectual property infringement based on publications. If our products or solutions violate any third-party intellectual property rights, we could be required to withdraw them from the market, re-edit and re-publish them or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts re-edit and re-publish our publications, obtain licenses from third parties on favorable terms might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our publications from the market could harm our business, financial condition and operating results.

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

As a result, our operations in China have been materially affected. Our office in Hubei Province, China were closed since the lockdown was enforced on January 23, 2020. The economic disruption caused by COVID-19 were catastrophic for the waste management business in Wuhan, which had no revenue and negative operating income since the fourth quarter of 2019 and no revenue or operating income for the first and second quarter of 2020. The waste management business lost employees, suppliers and customers and was notable to recover. As a result, we sold the waste management business located in Wuhan. In particular, on June 30, 2020, the Company disposed China Sunlong and its subsidiaries, including Shengrong Environmental Protection Holding Company Limited (“Shengrong BVI”), a British Virgin Islands company, Hong Kong Shengrong Environmental Company Limited (“Sunrong HK”), a Hong Kong company, Shengrong Environmental Protection Technology (Wuhan) Co., Ltd. (“Shengrong WFOE”), PRC company, and Wuhan HOST Coating Materials Co., Ltd. (“Wuhan HOST”), a PRC company, pursuant to a share purchase agreement with Jiazhen Li, a former Chief Executive Officer of the Company, and Long Liao and Chunyong Zheng, former shareholders of Wuhan Host. Pursuant to the share purchase agreement, the Company sold 100% equity interests in China Sunlong to Jiazhen Li in exchange for forfeition and cancellation of all 1,012,932 shares of common stock of the Company held by Long Liao and Chunyong Zheng. In addition, our offices in Jiangsu Province and Sichuan Province in China were temporarily closed from early February until early March 2020.

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

Results of Operations

Three Months Ended September 30, 2022 vs. September 30, 2021

				Percentage
	2022	2021	Change	Change
Revenues –Enterprise brand management service	$-	-	$-	-

Total revenues	-	-	-	-

Cost of Revenues –Enterprise brand management service	-	-	-	-

Total cost of revenues	-	-	-	-

Gross profit	-	-	-	-
Operating expenses	64,041	747,708	(683,667)	(91.4)%
Loss from operations	(64,041)	(747,708)	683,667	(91.4)%
Other income, net	-	556,493	(556,493)	(100.0)%
Loss from continuing operations	(64,041)	(191,215)	127,174	(66.5)%
Discontinued operations:
Loss from discontinued operations	-	(2,463,494)	2,463,494	(100.0)%
Gain(Loss) on disposal, net of taxes	(4,027,930)	15,661	(4,043,591)	(25819.5)%
Net Loss	(4,091,971)	(2,639,048)	(1,452,923)	55.1%

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses decreased by approximately $0.7 million from approximately $0.7 million for the three months ended September 30, 2021 to approximately $64,041 for the three months ended September 30, 2022. The decrease was mainly due to the disposition of Wuge.

Loss from Operations

As a result of the foregoing, loss from operations for the three months ended September 30, 2022 was approximately $64,041, an decrease of approximately $0.7 million, or approximately 91.4%, from approximately loss from operations of $0.7 million for the three months ended September 30, 2021. The decrease was mainly due to the disposition of Wuge.

Net Loss

The Company’s net loss increased by approximately $1.5 million, or 55.1%, to approximately $4.0 million net loss for the three months ended September 30, 2022, from approximately $2.6 million net loss for the same period in 2021. The increase was mainly due to the disposition of Wuge.

Nine Months Ended September 30, 2022 vs. September 30, 2021

				Percentage
	2022	2021	Change	Change
Revenues –Enterprise brand management services	$-	-	$-	-

Total revenues	-	-	-	-

Cost of Revenues –Enterprise brand management services	-	-	-	-

Total cost of revenues	-	-	-	-

Gross profit	-	-	-	-
Operating expenses	13,159,069	21,996,804	(8,837,735)	(40.2)%
Loss from operations	(13,159,069)	(21,996,804)	8,837,735	(40.2)%
Other income, net	-	2,367,311	(2,367,311)	(100.0)%
Loss from continuing operations	(13,159,069)	(19,629,493)	6,470,424	(33.0)%
Discontinued operations:
Loss from discontinued operations	(6,287,250)	(1,344,503)	(4,942,747)	367.6%
Loss on disposal, net of taxes	(4,027,930)	(11,218,835)	7,190,905	(64.1)%
Net Loss	(23,474,249)	(32,192,831)	8,718,582	(27.1)%

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses decreased by approximately $8.8 million from approximately $22.0 million for the nine months ended September 30, 2021 to approximately $13.2 million for the nine months ended September 30, 2022 .. The decrease was mainly due to the disposition of Wuge.

Loss from Operations

As a result of the foregoing, loss from operations for the nine months ended September 30, 2022 was approximately $13.2 million, an decrease of approximately $8.8 million, or approximately 40.2%, from approximately loss from operations of $22.0 million for the nine months ended September 30, 2021. The decrease was mainly due to the disposition of Wuge.

Net Loss

The Company’s net loss decreased by approximately $8.7 million, or 27.1%, to approximately $23.5 million net loss for the nine months ended September 30, 2022, from approximately $32.2 million net loss for the same period in 2021. The decrease was mainly due to the disposition of Wuge.

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

Inventories

Inventories are comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or net realizable value using the weighted average method in Highlight Media. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory when the carrying value exceeds net realizable value.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of September 30, 2022, our net working capital was approximately minus $4.3 million, over 8% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $3.8 million and is expected to continue to generate cash flow by operations from the acquisitions of new companies and loans from related-parties in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2022 and 2021.

	For the Nine Months ended September 30,
	2022	2021
Net cash used in by operating activities	$(966,745)	$(14,598,852)
Net cash used in investing activities	(12,275,607)	(95,241)
Net cash provided by financing activities	-	22,795,019
Effect of exchange rate change on cash	(1,095,699)	(25,129)
Net change in cash	$(14,338,051)	$8,075,796

As of September 30, 2022 and December 31, 2021, the Company had cash in the amount of $250,279 and $14,588,330, respectively. As of September 30, 2022 and December 31, 2021, $47,498 and $14,385,549 and were deposited with various financial institutions located in the PRC, respectively. As of September 30, 2022 and December 31, 2021, $202,781 and $202,781 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $1.0 million for the nine months ended September 30, 2022, as compared to approximately $14.6 million net cash used in operating activities for the nine months ended September 30, 2021. Net cash provided by operating activities was mainly due to the increase of approximately $12.9 million impairment of prepayments, increase of approximately $4.0 million loss on disposal, the decrease of approximately $2.1 million of customer deposits, the increase of approximately $6.6 million of Goodwill impairments, and the increase of approximately $0.9 million of taxes payable.

Investing activities

Net cash used in investing activities was approximately $12.3 million for the nine months ended September 30, 2022, as compared to approximately $95,241 net cash used in investing activities for the nine months ended September 30, 2021. Net cash used in investing activities for the nine months ended September 30, 2022 was due to approximately $6,689 spending on purchase of equipment, the increase of approximately $47,498 acquisition of Highlight Media and the decrease of approximately $12.3 million disposal of discontinued operations.

Financing activities

Net cash provided by financing activities was nil for the nine months ended September 30, 2022, as compared to approximately $22.8 million net cash used in financing activities for the nine months ended September 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 16, 2022, the Company entered into a Share Purchase Agreement (“SPA”) with Shanghai Highlight Media Co., Ltd., a PRC company (“Highlight Media”), and all the shareholders of Highlight Media (“Highlight Media Shareholders”).

Pursuant to the SPA, the Company agreed to issue an aggregate of 9,000,000 shares of common stock of the Company (the “Shares”), valued at $0.25 per share, to the Highlight Media Shareholders, in exchange for Highlight Media’s and Highlight Media Shareholders’ agreement to enter into certain agreements (the “VIE Agreements”) with Makesi IoT Technology (Shanghai) Co., Ltd. (“WFOE”), the Company’s indirectly owned subsidiary, to establish a VIE (variable interest entity) structure (the “Acquisition”). A “Variable Interest Entity” does not describe a legal relationship; it is an accounting concept. Under U.S. Generally Accepted Accounting Principles (U.S. GAAP), if through contractual arrangements, Entity A will absorb the losses or receive potentially significant benefits from the operations of Entity B, then the financial results and balance sheet of Entity B should be consolidated with the financial results and balance sheet in Entity A’s consolidated financial statements. We have evaluated the guidance in FASB ASC 810 and determined that, after the VIE Agreements are signed, WFOE will be the primary beneficiary of Highlight Media for accounting purposes, because, pursuant to the VIE Agreements, once signed, Highlight Media shall pay service fees to WFOE in the amount of 100% of the Highlight Media’s after-tax net income, while WFOE shall be obligated to absorb all of losses of Highlight Media. Accordingly, under U.S. GAAP, WFOE will treat Highlight Media as a consolidated affiliated entity and will consolidate the financial results and balance sheet of Highlight Media in the consolidated financial statements under U.S. GAAP.

On September 29, 2022. the Shares were issued to the Highlight Media Shareholders. The Acquisition was completed.

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

CODE CHAIN NEW CONTINENT LIMITED

Date: November 14, 2022	By:	/s/ Hongxiang Yu
	Name:	Hongxiang Yu
	Title:	Chief Executive Officer, President and
Chairman of the Board

Date: November 14, 2022	By:	/s/ Yi Li
	Name:	Yi Li
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)