Form 10-K
period 2022-12-31
GD Culture Group Ltd
filed 2023-03-31
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-37513

GD CULTURE GROUP LIMITED

(Exact name of registrant as specified in its charter)

Nevada	47-3709051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o GD Culture Group Limited Flat 1512, 15F, Lucky Centre, No.165-171 Wan Chai Road Wan Chai, Hong Kong	610047
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +852-95791074

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC

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

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $18.00, as reported on the Nasdaq Capital Market, was approximately $22.8 million.

As of March 31, 2023, there were 1,711,544 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

Conventions that Apply to this Annual Report

Unless otherwise indicated or the context requires otherwise, references in this annual report to:

●	“Citi Profit” are to Citi Profit Investment Holding Limited, a British Virgin Islands company, which is wholly owned by GDC;

●	“GDC” and the “Company” are to GD Culture Group Limited (formerly known as JM Global Holding Company, TMSR Holding Company Limited and Code Chain New Continent Limited), a Nevada Corporation;

●	“TMSR HK” are to TMSR Holdings Limited, a Hong Kong SAR company, which is wholly owned by Citi Profit;

●	“Highlight HK” are to Highlights Culture Holding Co., Limited, a Hong Kong SAR company, which is wholly owned by Citi Profit;

●	“Highlight Media” are to Shanghai Highlight Media Co., Ltd., a PRC company, which is a variable interest entity for accounting purposes;

●	“Highlight WFOE” are to Shanghai Highlight Entertainment Co., Ltd., a PRC company, which is wholly owned by Highlight HK;

●	“Makesi WFOE” are to Makesi IoT Technology (Shanghai) Co., Ltd., a PRC company, which is wholly owned by TMSR Holdings;

●	“PRC” or “China” are to the People’s Republic of China, excluding, for the purpose of this report, Taiwan, Hong Kong and Macau;

●	“RMB” or “Renminbi” are to the legal currency of China; and

●	“VIE” are to variable interest entity;

●	“we”, “our”, “us” are to the Company and its subsidiaries and VIEs.

●	“Yuan Ma” are to Shanghai Yuanma Food and Beverage Management Co., Ltd., a PRC company, which is a variable interest entity for accounting purposes;

●	“$”, “US$” or “U.S. Dollars” are to the legal currency of the United States.

Unless otherwise indicated, all references to common stock, warrants to purchase common stock, share data, per share data, and related information have been retroactively adjusted, where applicable, in this annual report to reflect a 1-to-30 reverse stock split of our common stock which became effective on November 9, 2022 as if they had occurred at the beginning of the earlier period presented.

ii

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

iii

PART I

Item 1. Business

Overview

GD Culture Group Limited (“GDC” or the “Company”, formerly known as JM Global Holding Company, TMSR Holding Company Limited and Code Chain New Continent Limited) is a holding company with no material operations of its own. We currently conduct business through Shanghai Highlight Media Co., Ltd. (“Highlight Media”). Highlight WFOE is the primary beneficiary of Highlight Media for accounting purposes, because, pursuant to certain VIE agreements between Highlight WFOE, Highlight Media and shareholders of Highlight Media, Highlight Media shall pay Highlight WFOE service fees in the amount of 100% of Highlight Media’s net income, while Highlight WFOE is obligated to absorb all of losses of Highlight Media. As a result, we consolidate the financial results of Highlight Media in our consolidated financial statements under U.S. GAAP. Such VIE structure involves unique risks to investors. The VIE agreements have not been tested in a court of law and the Chinese regulatory authorities could disallow this VIE structure, which would likely result in a material change in our operations and the value of our securities, including that it could cause the value of such securities to significantly decline or become worthless. For more details on the VIE structure, please see “Item 1. Business – Corporate Structure - Contractual Arrangements between Highlight Media and Highlight WFOE” and “Item 1A. Risk Factors – Risks Related to Our Corporate Structure”.

Highlight Media, founded in 2016, is an integrated marketing service agency, focusing on serving businesses in China in connection with brand management, image building, public relations, social media management and event planning. Highlight Media is committed to becoming a modern technology media organization that provide clients with customized services. Its growth strategy is substantially dependent upon our ability to market our intended products and services successfully to prospective clients in China. This requires that we heavily rely upon our sales and marketing team and marketing partners. Failure to reach potential clients will significantly affect our results of operation and could have a material adverse effect on our business, financial conditions and the results of our operations.

Prior to September 28, 2022, we were also engaged in research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs through Wuge Network Games Co., Ltd. (“Wuge”), a then VIE of the Company. On September 28, 2022, the Company entered into a termination agreement with Wuge and the shareholders of Wuge, i.e., Wei Xu, former Chief Executive Officer, President and Chairman of the Board of the Company, and Bibo Lin, former Vice President and Director of the Company, and two entities controlled by Wei Xu, to terminate certain technical consultation and services agreement., equity pledge agreement, equity option agreement, voting rights proxy and financial support agreement, by and among Makesi WFOE, Wuge and the shareholders of Wuge. As a result, Wuge ceased to be a VIE of Makesi WFOE and operations of Wuge have been designated as discontinued operations. In exchange for such termination, on March 9, 2023, the Company cancelled 133,333 shares of common stock, after giving effect to the 1-to-30 reverse stock split which became effective on November 9, 2022 (see “– Corporate History and Structure – Reverse Stock Split” for more details) that were issued to the shareholders  of Wuge in January 2020.

Our principal executive offices are located at Flat 1512, 15F, Lucky Centre, No.165-171 Wan Chai Road, Wan Chai, Hong Kong and our telephone number is: +852-95791074. Our website is www.ccnctech.com.

Corporate History and Structure

The following is an organizational chart setting forth our corporate structure as of the date of this Annual Report.

GDC, formerly known as Code Chain New Continent Limited, TMSR Holding Company Limited and JM Global Holding Company, was a blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. On June 20, 2018, the Company consummated the reincorporation. As a result, the Company changed its state of incorporation from Delaware to Nevada and implemented a 2-for-1 forward stock split of the Company’s common stock. The Company is currently a holding company with no material operations of its own.

Citi Profit is a company formed under the laws of the British Virgin Islands in August 2019 and is wholly owned by GDC. It is a holding company with no material operations of its own.

Highlight HK is a company formed under the laws of Hong Kong SAR in November 2022 and is a wholly owned by Citi Profit. It is a holding company with no material operations of its own.

Highlight WFOE is a company formed under the laws of the PRC in January 2023 and is a wholly owned by Highlight HK. It is a holding company with no material operations of its own.

Highlight Media is a company formed under the laws of the PRC in November 2016. Highlight WFOE, Highlight Media and the shareholders of Highlight Media entered into a series of agreements that established a VIE structure in September 2022. See “ – Contractual Arrangements between Highlight Media and Highlight WFOE”. Highlight WFOE is the primary beneficiary of Highlight Media for accounting purposes, because, pursuant to the VIE agreements, Highlight Media shall pay Highlight WFOE service fees in the amount of 100% of Highlight Media’s net income, while Highlight WFOE is obligated to absorb all of losses of Highlight Media. As a result, we consolidate the financial results of Highlight Media in our consolidated financial statements under U.S. GAAP.

TMSR HK is a company formed under the laws of Hong Kong SAR in April 2019 and is a wholly owned by Citi Profit. It is a holding company with no material operations of its own.

Makesi WFOE is a company formed under the laws of the PRC in December 2020 and is a wholly owned by TMSR HK. It is a holding company with no material operations of its own.

Yuan Ma is a company formed under the laws of the PRC in May 2015. Makesi WFOE, Yuan Ma and the shareholders of Yuan Ma entered into a series of agreements that established a VIE structure in June 2022. See “ – Contractual Arrangements between Yuan Ma and Makesi WFOE”. Makesi WFOE is the primary beneficiary of Yuan Ma for accounting purposes, because, pursuant to the VIE agreements, Yuan Ma shall pay Makesi WFOE service fees in the amount of 100% of Yuan Ma’s net income, while Makesi WFOE is obligated to absorb all of losses of Yuan Ma. As a result, we consolidate the financial results of Yuan Ma in our consolidated financial statements under U.S. GAAP. Yuan Ma currently does not have any material operations.

Reverse Stock Split

On November 4, 2022, the Company filed a Certificate of Amendment to the Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State to effect a reverse stock split of the outstanding shares of common stock, par value $0.0001 per shares, of the Company at a ratio of one-for-thirty (30), which became effective at 12:01 a.m. on November 9, 2022. Upon effectiveness of the reverse stock split, every thirty (30) outstanding shares of common stock were combined into and automatically become one share of common stock. The Company’s warrants (OTC Pink: CCNCW) was adjusted so that each warrant is to purchase one-half of one shares of Common Stock at a price of $86.40 per half share ($172.50 per whole share). The warrants expired on February 5, 2023.

Unless otherwise indicated, all references to common stock, warrants to purchase common stock, share data, per share data, and related information have been retroactively adjusted, where applicable, in this annual report to reflect the reverse stock split of our common stock as if they had occurred at the beginning of the earlier period presented.

Name Change

Effective as of January 10, 2023, the Company changed its corporate name from “Code Chain New Continent Limited” to “GD Culture Group Limited” pursuant to a Certificate of Amendment to the Company’s Articles of Incorporation. In connection with the name change, effective as of the opening of trading on January 10, 2023, the Company’s common stock is trading on the Nasdaq Capital Market under the ticker symbol “GDC”.

Contractual Arrangements between Yuan Ma And Makesi WFOE

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

Contractual Arrangements between Highlight Media And Highlight WFOE

Technical Consultation and Services Agreement. Pursuant to the technical consultation and services agreement between Highlight Media and Makesi WFOE dated September 16, 2022, Makesi WFOE has the exclusive right to provide consultation services to Highlight Media relating to Highlight Media’s business, including but not limited to business consultation services, human resources development, and business development. Makesi WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Makesi WFOE has the right to determine the service fees based on Highlight Media’s actual operation on a quarterly basis. This agreement will be effective as long as Highlight Media exists. Makesi WFOE may terminate this agreement at any time by giving a 30 days’ prior written notice to Highlight Media.

Equity Pledge Agreement. Under the equity pledge agreement among Makesi WFOE, Highlight Media and Highlight Media Shareholders dated September 16, 2022, Highlight Media Shareholders pledged all of their equity interests in Highlight Media to Makesi WFOE to guarantee Highlight Media’s performance of relevant obligations and indebtedness under the technical consultation and services agreement. In addition, Highlight Media Shareholders will complete the registration of the equity pledge under the agreement with the competent local authority. If Highlight Media breaches its obligation under the technical consultation and services agreement, Makesi WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. This pledge will remain effective until all the guaranteed obligations are performed or the Highlight Media Shareholders cease to be shareholders of Highlight Media.

Equity Option Agreement. Under the equity option agreement among Makesi WFOE, Highlight Media and Highlight Media Shareholders dated September 16, 2022, each of Highlight Media Shareholders irrevocably granted to Makesi WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Highlight Media. Also, Makesi WFOE or its designee has the right to acquire any and all of its assets of Highlight Media. Without Makesi WFOE’s prior written consent, Highlight Media’s shareholders cannot transfer their equity interests in Highlight Media and Highlight Media cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option. This pledge will remain effective until all options have been exercised.

Voting Rights Proxy and Financial Support Agreement. Under the voting rights proxy and financial support agreement among Makesi WFOE, Highlight Media and Highlight Media Shareholders dated September 16, 2022, each Highlight Media Shareholder irrevocably appointed Makesi WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Highlight Media, including but not limited to the power to vote on its behalf on all matters of Highlight Media requiring shareholder approval in accordance with the articles of association of Highlight Media. The proxy agreement is for a term of 20 years and can be extended by Makesi WFOE unilaterally by prior written notice to the other parties.

On February 27, 2023, Highlight WFOE entered into a series of assignment agreements (the “Assignment Agreements”) with Makesi WFOE, Highlight Media and Highlight Shareholders, pursuant to which Makesi WFOE assign all its rights and obligations under the VIE Agreements to Highlight WFOE. The VIE Agreements and the Assignment Agreements grant Highlight WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Highlight Media, including absolute rights to control the management, operations, assets, property and revenue of Highlight Media. The assignment does not have any impact on Company’s consolidated financial statements.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic did not have a material impact on our business or results of operation during the fiscal years ended December 31, 2022 and 2021. However, the extent to which the COVID-19 pandemic may negatively impact the general economy and our business is highly uncertain and cannot be accurately predicted. These uncertainties may impede our ability to conduct our operations and could materially and adversely affect our business, financial condition and results of operations, and as a result could adversely affect our stock price and create more volatility.

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

We believe neither Highlight Media is not a “network platform operator” who control over one million personal information as mentioned above, given that: (i) Highlight Media does not possess a large amount of personal information in our business operations and (ii) data processed in Highlight Media’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. As such, we believe Highlight Media is not currently subject to the cyber security review by the CAC.  However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities. See “Risk factors — Risk Factors Related to Doing Business in China — Highlight Media may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Highlight Media may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers or face other penalties.”

On July 6, 2021, the relevant PRC governmental authorities made public the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. As these opinions are recently issued, official guidance and related implementation rules have not been issued yet and the interpretation of these opinions remains unclear at this stage. As of the date of this annual report, we have not received any inquiry, notice, warning, or sanctions regarding listing abroad or offshore offering from the China Securities Regulatory Commission (“CSRC”) or any other PRC governmental authorities. See “Risk Factors — Risk Factors Related to Doing Business in China — The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if Highlight Media or GDC were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.”

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

On February 17, 2023, the CSRC released the Trial Administrative Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. As a listed company, we believe that we, all of our PRC subsidiaries and the consolidated VIEs are not required to fulfill filing procedures with the CSRC to continue to offer our securities, or continue listing on the Nasdaq Capital Market, or operate business of the consolidated VIEs as of the date of this annual report. However, there are substantial uncertainties regarding the interpretation and application of the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (“M&A Rules”), other PRC Laws and future PRC laws and regulations, and there can be no assurance that any governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein. See “Risk Factors - Risk Factors Relating to Doing Business in China - The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). While such rules have not yet gone into effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.”

We believe that we are currently not required to obtain any permission or approval from the CSRC and the CAC in the PRC to issue securities to foreign investors. However, there is no guarantee that this will continue to be the case in the future in relation to any future offerings of our company or the continued listing of our company’s securities on the Nasdaq Capital Market, or even in the event such permission or approval is required and obtained, it will not be subsequently revoked or rescinded. If we do not receive or maintain the approvals, or we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our securities, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

Implication of the Holding Foreign Company Accountable Act

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA states that if the SEC determines that an issuer’s audit reports issued by a registered public accounting firm have not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such issuer’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. If we fail to meet the new rules before the deadline specified thereunder, we could face possible prohibition from trading on the OTCQB, deregistration from the SEC and/or other risks, which may materially and adversely affect, or effectively terminate, our securities trading in the United States. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading. On August 26, 2022, the CSRC, the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in mainland China and Hong Kong, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the U.S. Securities and Exchange Commission (the “SEC”), the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.

Our auditor prior to October 2022, WWC, P.C. had been inspected by the PCAOB on a regular basis in the audit period. Our current auditor, Enrome LLP, has been inspected by the PCAOB on a regular basis as well. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities. See “Risk Factors—Risks Related to Doing Business in China  — The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies”

Consolidation

We conduct all of our business in China through Highlight Media. Highlight WFOE is the primary beneficiary of Highlight Media for accounting purposes, because, pursuant to the VIE agreements, Highlight Media shall pay Highlight WFOE service fees in the amount of 100% of Highlight Media’s net income, while Highlight WFOE is obligated to absorb all of losses of Highlight Media. As a result, we consolidate the financial results of Highlight Media in our consolidated financial statements under U.S. GAAP.

The following tables present selected condensed consolidated financial data of the company and its subsidiaries and the VIE for the fiscal years ended December 31, 2022 and 2021, and balance sheet data as of December 31, 2022 and 2021, which have been derived from our audited consolidated financial statements for those years.

SELECTED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	For the year Ended Dec 31, 2022
	CCNC		Subsidiaries	VIEs	Discontinued Operations		Eliminations	Consolidated Total

Revenue	$		$	$153,304	$		$-	$153,304
Net income (loss)		$(1,701,594)	$	$117,406		$(30,397,303)	$1,159,536	$(30,821,955)
Comprehensive income (loss)		$(1,701,594)	$	$15,951		$(30,397,303)	$1,214,594	$(30,868,352)

	For the year Ended Dec 31, 2021
	CCNC	Subsidiaries	VIEs		Discontinued Operations		Eliminations	Consolidated Total

Revenue	$-	$		$-	$		$-	$-
Net income (loss)	$(24,721,486)	$		$-		$(7,425,540)	$5,176,134	$(26,970,892)
Comprehensive income (loss)	$(24,721,486)	$	$			$(7,425,540)	$4,466,354	$(27,680,672)

SELECTED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2022
	GDC	Subsidiaries	VIE		Eliminations	Consolidated Total
Cash	$173,228	$-		$215,880	$-		$389,108
Total current assets	$173,228	$-		$488,693	$948,000		$1,609,921
Investments in subsidiaries and VIE	$29,910,000	$-	$		$(29,910,000)	$
Total assets	$30,083,228	$-		$489,195	$(26,771,515)		$3,800,908
Total liabilities	$-	$-		$333,784	$-		$333,784
Total shareholders’ equity	$30,083,228	$-		$155,411	$(26,771,515)		$3,467,124
Total liabilities and shareholders’ equity	$30,083,228	$-		$489,195	$(26,771,515)		$3,800,908

	As of December 31, 2021
	GDC	Subsidiaries	VIE		Eliminations	Consolidated Total
Cash	$202,781	$-		$14,385,549	$-		$14,588,330
Total current assets	$1,457,545	$-		$17,258,309	$(2,784,501)		$15,931,353
Investments in subsidiaries and VIE	$27,660,000	$-	$		$(27,660,000)	$
Total assets	$51,739,299	$-		$19,367,508	$(20,571,550)		$50,535,257
Total liabilities	$5,471,427	$-		$15,833,781	$(2,849,942)		$18,455,266
Total shareholders’ equity	$46,267,872	$-		$3,533,727	$(17,721,608)		$32,079,991
Total liabilities and shareholders’ equity	$51,739,299	$-		$19,367,508	$(20,571,550)		$50,535,257

SELECTED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022
	GDC		Subsidiaries	VIE	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities		$(101,723)	$-	$250,296	$(1,034,784)	$(886,211)
Net used in investing activities	$		$-	$-	$(12,493,352)	$(12,493,352)
Net cash provided by financing activities		$-	$-	$-	$-	$-

	For the Year Ended December 31, 2021
	GDC	Subsidiaries	VIE	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(13,402,262)	$-	$14,262,544	$(6,371,334)	$(5,511,052)
Net used in investing activities	$-	$-	$(308,778)	$(961,706)	$(1,270,484)
Net cash provided by financing activities	$22,539,996	$-	$255,766	$-	$22,795,762

Asset Transfer between our Company, our Subsidiaries and the VIE

As of the date of this annual report, our Company, our subsidiaries, and Highlight Media have not distributed any earnings or settled any amounts owed under the VIE agreements. Our Company, our subsidiaries, and Highlight Media do not have any plan to distribute earnings or settle amounts owed under the VIE agreements in the foreseeable future.

During the fiscal years ended December 31, 2022 and 2021, there was no cash transfers and transfers of other assets between our Company, our subsidiaries, and Highlight Media.

Our Products and Services – Enterprise brand management services

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

Our Customers

Highlight Media has cooperated with authors and publishing houses in China in corporate history and entrepreneur biographies planning and publishing in the lens of the finance industry. Highlight Media’s major customers are Tencent Technology (Shenzhen) Co., LTD, TCL Industrial Holding Co. LTD, Citic Publishing Group Co. LTD and Beijing Baiqian Technology Co., LTD.

Our Suppliers

Highlight Media’s main suppliers are Shanghai Yudi Feisheng Culture Media Co., LTD and Beijing Baiqian Technology Co., LTD.

Recent Business Development

February 2021 Offering

Registered Direct Offering and Private Placement

On February 18, 2021, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain purchasers, pursuant to which, on February 22, 2021, we sold (i) 138,889 shares of common stock, (ii) registered warrants (the “Registered Warrants”) to purchase an aggregate of up to 54,646 shares of common stock and (iii) unregistered warrants (the “Unregistered Warrants”) to purchase up to 84,244 shares (the “Warrant Shares”) of common stock in a registered direct offering (the “Registered Direct Offering”) and a concurrent private placement (the “Private Placement,” and together with the Registered Direct Offering, the “Offering”). The terms of the Offering were previously reported in a Form 8-K filed with the SEC on February 18, 2021 and the closing of the Offering was reported in a Form 8-K filed with the Commission on February 22, 2021.

The gross proceeds of the Offering of $24,999,996, before deducting placement agent fees and other expenses, are being used for working capital and general business purposes.

The Registered Warrants have a term of five years and are exercisable immediately at an exercise price of $201,60 per share, subject to adjustments thereunder, including a reduction in the exercise price, in the event of a subsequent offering at a price less than the then current exercise price, to the same price as the price in such offering (a “Price Protection Adjustment”).

The Unregistered Warrants have a term of five and one-half years and are first exercisable on the date that is the earlier of (i) six months after the date of issuance or (ii) the date on which the Company obtains stockholder approval approving the sale of the securities sold under the Securities Purchase Agreement, to purchase an aggregate of up to 84,244 shares of common stock. The Unregistered Warrants have an exercise price of $201.60 per share, subject to adjustments thereunder, including (x) a Price Protection Adjustment and (y) in the event the exercise price is more than $183.00, a reduction of the exercise price to $183.00, upon obtaining such stockholder approval.

The Offering was conducted pursuant to a placement agency agreement, dated February 18, 2021 (the “Placement Agency Agreement”), between the Company and Univest Securities, LLC (the “Placement Agent”), on a “reasonable best efforts” basis. The Company paid the Placement Agent a cash fee of $2,310,000, including $2,000,000 in commission which was equal to eight percent (8.0%) of the aggregate gross proceeds raised in this Offering, $250,000 in non-accountable expense which was equal to one percent (1%) of the aggregate gross proceeds raised in the Offering, and $60,000 in accountable expenses. Additionally, the Company issued to the Placement Agent warrants to purchase up to 6,945 shares of common stock, with a term of five years first exercisable six months after the date of issuance and at an exercise price of $180.00 per share.

Stockholder Approval

Pursuant to the Securities Purchase Agreement, we are required to hold a meeting of our stockholders not later than April 29, 2021 to seek such approval as may be required from our stockholders (the “Stockholder Approval”), in accordance with applicable law, the applicable rules and regulations of the Nasdaq Stock Market, our certificate of incorporation and bylaws and the Nevada Revised Statutes with respect to the issuance of the securities in the Offering, including the Warrants sold in the Private Placement, so that the issuance by us of shares of common stock in excess of the 231,802 shares (19.99% of the shares of common stock outstanding as of February 17, 2021, the date prior to entering into the Securities Purchase Agreement) in the aggregate (the “Issuable Maximum”), will be in compliance with Nasdaq Listing Rules 5635(a) and 5635(d) as described herein, and investors in the Offering will be able to exercise the Warrants prior to six months after the closing of the Offering.

On April 29, 2021, we held a special meeting of stockholders and approved the issuance of shares of common stock in excess of the 231,802 shares. The exercise price of the Unregistered Warrants was reduced to $183.00.

Asset Purchase Agreement dated February 23, 2021, as amended on April 16, 2021 and May 28, 2021 and the Cancellation of such Asset Purchase Agreement in September 2022

On February 23, 2021, the Company entered into an asset purchase agreement with Sichuan RiZhanYun Jisuan Co., Ltd., (the “Seller”), which was amended and restated on April 16, 2021 and further amended on May 28, 2021 (the “Agreement”). Pursuant to the Agreement, the Company purchased, and the Seller sold, a total of 10,000 Bitcoin mining machines (the “Assets”) for a total purchase price of RMB 40,000,000 or US$6,160,000 based on the exchange rate as of April 8, 2021 (the “Purchase Price”), payable in the form of 52,927 shares of common stock of the Company. In addition, pursuant to the Agreement, the Seller agreed to cause revenue and any other source of income from the operation of the Assets to be paid to the Company, payable in cryptocurrency to be deposited into a cryptocurrency wallet held by the Company on a daily basis. The Company agreed to issue to the Seller or its designees certain bonuses, payable in the common stock of the Company upon meeting certain milestones. On June 1, 2021, the Company issued to the Seller’s designee 83,776 shares of common stock (the “Shares”), consisted of (i) the Purchase Price in the form of 52,927 shares of common stock and (ii) 30,850 bonus shares for meeting and exceeding certain milestones. Because the Assets were never delivered to the Company and the Company has not received and is not able to accept cryptocurrency from the operation of the Assets, the Company and the Seller agreed to rescind the Agreement and cancel the Shares on September 26, 2022.

Joint Venture Agreement dated June 1, 2021

On June 1, 2021, the Company entered into a joint venture agreement with Zhongyou Technology (Shenzhen) Co., Ltd. to jointly establish Zero Carbon Energy (Shenzhen) Co., Ltd., a digital energy carbon neutral innovation platform which uses digital technology to open up the upstream and downstream of the energy industry chain to achieve carbon neutrality and boost the transformation and upgrading of the industry and carbon emission reduction. The registered capital of the joint venture shall be one million U.S. dollars, to be contributed by the Company. The Company will hold 51% interest of the joint venture. As of March 31, 2023, the Company has not made any contribution nor has the joint venture been established.

Asset Purchase Agreement dated July 28, 2021 and Termination Agreement dated February 23, 2022

On July 28, 2021, the Company entered into an asset purchase agreement with certain seller pursuant to which the Company purchased from the seller digital currency mining machines for a total purchase price of RMB 106,388,672.43, or US$ 16,442,109.95 (based on the exchange rate between RMB and USD of 1: 6.4705 as of July 8, 2021). In exchange, the Company issued 254,917 shares of common stock of the Company, valued at $64.50 per share, on August 26, 2021. On February 23, 2022, the Company entered into a termination agreement with the seller to terminate the asset purchase agreement dated July 28, 2021 and forfeit the transaction. The 254,917 shares of common stock of the Company were cancelled on March 14, 2022.

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

Disposition of Tongrong WFOE

On March 30, 2021, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company (the “Buyer”), and Qihai Wang, former director of the Company (the “Payee”). Pursuant to the agreement, the Company agreed to sell and the Buyer agreed to purchase all the issued and outstanding ordinary shares (the “Tongrong Shares”) of Tongrong WFOE. The Payee agreed to be responsible for the payment of the purchase price on behalf of Buyer. The purchase price for the Tongrong Shares shall be $2,464,411, payable in the form of cancelling 14,213 shares of common stock of the Company owned by the Payee. The 14,213 shares are valued at $783.40 per share, based on the average closing price of the Company’s common stock during the 30 trading days immediately prior to the date of the agreement from February 12, 2021 to March 26, 2021. On March 31, 2021, the Company closed the sale of the Tongrong Shares and caused the GDC Shares to be cancelled. Tongrong WFOE had a series of VIE agreements with Rong Hai and the shareholders of Rong Hai. The disposition of Tongrong WFOE included disposition of Rong Hai.

Acquisition of Shanghai Yuanma Food and Beverage Management Co., Ltd.

On April 14, 2022, the Company entered into a Share Purchase Agreement with Yuan Ma and all the shareholders of Yuan Ma (“Yuanma Shareholders”). Yuanma Shareholders are Wei Xu, a former Chief Executive Officer, President and Chairman of the Board of the Company, and Jiangsu Lingkong Network Joint Stock Co., Ltd., which is controlled by Wei Xu.

Pursuant to the Share Purchase Agreement, the Company agreed to issue an aggregate of 256,000 shares of common stock of the Company (the “Shares”), valued at $30.00 per share, to the Yuanma Shareholders, in exchange for Yuanma Shareholders’ agreement to enter into and to cause Yuan Ma to enter into certain agreements (“Yuan Ma VIE Agreements”) with WFOE, the Company’s indirectly owned subsidiary, to establish a VIE structure. The issuance of 256,000 shares of common stock to Wei Xu was approved at a special meeting of the stockholders of the Company held on June 13, 2022. On June 21, 2022, Makesi WFOE entered into the Yuan Ma VIE Agreements with Yuan Ma and Yuanma Shareholders, and the 256,000 shares of common stock were issued to Wei Xu.

Acquisition of Shanghai Highlight Media Co., Ltd.

On September 16, 2022, the Company entered into a Share Purchase Agreement with Highlight Media, and all the shareholders of Highlight Media (“Highlight Media Shareholders”). The Highlight Media Shareholders are Hongxiang Yu, the Chief Executive Officer, President and Chairman of the Board of the Company, and Shaung Zhang, the Vice President and a director of the Company.

Pursuant to the Share Purchase Agreement, the Company agreed to issue an aggregate of 300,000 shares of common stock of the Company (the “Shares”), valued at $7.50 per share, to the Highlight Media Shareholders, in exchange for Highlight Media’s and Highlight Media Shareholders’ agreement to enter into certain agreements (the “Highlight Media VIE Agreements”) with Makesi WFOE, the Company’s indirectly owned subsidiary, to establish a VIE structure. On September 16, 2022, Makesi WFOE entered into the Highlight Media VIE Agreements with Highlight Media and Highlight Media Shareholders. On September 29, 2022, the 300,000 shares of common stock were issued to the Highlight Media Shareholders.

On February 27, 2023, Highlight WFOE entered into a series of assignment agreements (with Makesi WFOE, Highlight Media and Highlight Media Shareholders, pursuant to which Makesi WFOE assign all its rights and obligations under the VIE Agreements to Highlight WFOE. The Highlight Media VIE Agreements and the assignment agreements grant Highlight WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Highlight Media, including absolute rights to control the management, operations, assets, property and revenue of Highlight Media. The assignment does not have any impact on Company’s consolidated financial statements.

Disposition of Wuge

On September 28, 2022, the Company entered into a termination agreement with Wuge and the shareholders of Wuge, i.e., Wei Xu, former Chief Executive Officer, President and Chairman of the Board of the Company, and Bibo Lin, former Vice President and Director of the Company, and two entities controlled by Wei Xu, to terminate certain technical consultation and services agreement., equity pledge agreement, equity option agreement, voting rights proxy and financial support agreement, by and among Makesi WFOE, Wuge, and the shareholders of Wuge. As a result, Wuge ceased to be a VIE of Makesi WFOE and operations of Wuge have been designated as discontinued operations. In exchange for such termination, on March 9, 2023, the Company cancelled 133,333 shares of common stock that were issued to the shareholders  of Wuge in January 2020.

Nasdaq Compliance

On May 5, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market regarding the Company’s failure to comply with Nasdaq Continued Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share. A failure to comply with Rule 5550(a)(2) exists when listed securities fail to maintain a closing bid price of at least $1.00 per share for 30 consecutive business days. Based on the closing bid price for the last 30 consecutive business days (including, in particular, the period March 23, 2022 through May 4, 2022), the Company failed to meet the aforesaid requirement.

On November 2, 2022, the Company received a written notice from Nasdaq (stating that, although the Company had not regained compliance with the minimum bid price requirement by November 1, 2022, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is eligible for an additional 180 calendar day period, or until May 1, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period.

On November 28, 2022, the Company received a letter from Nasdaq stating that because the Company’s common stock had a closing bid price at or above $1.00 per share for 10 consecutive business days, the Company had regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2), and that the matter is now closed.

Environmental Matters

As of December 31, 2022, Highlight Media was not subject to any fines or legal action involving non-compliance with any relevant environmental regulation, nor are we aware of any threatened or pending action, including by any environmental regulatory authority.

Governmental Regulations

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Highlight Media’s business license covers its present business of Book Publishing Planning, Financial Self-Media and Public Relations. Prior to expanding Highlight Media’s business beyond that of its business license, Highlight Media is required to apply and receive approval from the PRC government.

Employment laws

We and Highlight Media are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. China’s National Labor Law, which became effective on January 1, 1995, and amended on August 27, 2009, and China’s National Labor Contract Law, which became effective on January 1, 2008, and amended on December 28, 2012, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.

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

Regulations on Mergers & Acquisitions and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the CSRC, MOFCOM, the State-owned Assets Supervision and Administration Commission, the SAT, the State Administration of Industry and Commerce and SAFE, adopted the M&A Rules, which became effective on September 8, 2006, and were amended on June 22, 2009. Foreign investors shall comply with the M&A Rules when they purchase equity interests of a domestic company or subscribe the increased capital of a domestic company, and thus changing the nature of the domestic company into a foreign-invested enterprise, when the foreign investors establish a foreign-invested enterprise in the PRC, purchase the assets of a domestic company and operate the assets, or when the foreign investors purchase the assets of a domestic company, establish a foreign-invested enterprise by injecting such assets, and operate the assets. As for merger and acquisition of a domestic company with a related party relationship by a domestic company, enterprise or natural person in the name of an overseas company legitimately incorporated or controlled by the domestic company, enterprise of natural person, such merger and acquisition shall be subject to examination and approval of MOFCOM. The parties involved shall not use domestic investment by foreign investment enterprises or other methods to circumvent the requirement of examination and approval.

Pursuant to the Manual of Guidance on Administration for Foreign Investment Access, which was issued and became effective on December 18, 2008 by MOFCOM, notwithstanding the fact that (i) the domestic shareholder is connected with the foreign investor or not, or (ii) the foreign investor is the existing shareholder or the new investor, the M&A Rules shall not apply to the transfer of an equity interest in an incorporated foreign-invested enterprise from the domestic shareholder to the foreign investor.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. The Opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection.

On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. According to the Trial Measures, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC; if a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (2) if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an indirect overseas offerings and listings by a domestic company: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China; and (3) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for initial public offerings or listings in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted; if the issuer submits the application documents for offerings or listings in secret or non-public ways overseas, it may submit an explanation at the time of filing, and the application shall be postponed until the application documents are reported to the CSRC within three business days after the application documents are disclosed overseas.

On February 24, 2023, the CSRC, together with the MOF, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009. The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and came into effect on March 31, 2023 together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offering and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. Any failure or perceived failure by our Company, our subsidiaries, or the VIEs to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities, and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

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

Employees

As of March 31, 2023, Highlight Media had 20 full-time employees.

Highlight Media have not experienced any significant labor disputes and consider its relationship with the employees to be good. The employees are not covered by any collective bargaining agreement.

As Highlight Media continues to expand our business, we believe it is critical to hire and retain top talent, especially in the areas of marketing and technology engineering. We believe Highlight Media has the ability to attract and retain high quality engineering talent in China based on our competitive salaries, annual performance-based bonus system, and equity incentive program for senior employees and executives.

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

Risks Related to Our Corporate Structure

If the PRC government deems that the VIE agreements in relation to Highlight Media, our consolidated variable interest entity or VIE, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations and our common stock may decline in value dramatically or even become worthless.

We are a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct substantially all of our operations through Highlight Media, the consolidated variable interest entity (or VIE) established in PRC. Highlight WFOE is the primary beneficiary of Highlight Media for accounting purposes, because, pursuant to the VIE agreements, Highlight Media shall pay Highlight WFOE service fees in the amount of 100% of Highlight Media’s net income, while Highlight WFOE is obligated to absorb all of losses of Highlight Media. As a result, we consolidate the financial results of Highlight Media in our consolidated financial statements under U.S. GAAP. Such VIE structure involves unique risks to investors. For more details on the VIE structure, please see “Item 1. Business – Corporate Structure - Contractual Arrangements between Highlight Media And Highlight WFOE”.

We rely on and expect to continue to rely on the VIE agreements to operate our business. These contractual arrangements are not as effective in providing us with control over Highlight Media as ownership of controlling equity interests would be in enabling us to derive economic benefits from the operations of Highlight Media. Under the current contractual arrangements, as a legal matter, if Highlight Media or any of its shareholders executing the VIE agreements fails to perform its, his or her respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective. For example, if Highlight Media’s shareholders were to refuse to transfer their equity interests in such variable interest entity to us or our designated persons when we exercise the purchase option pursuant to these contractual arrangements, we may have to take a legal action to compel them to fulfill their contractual obligations. Highlight Media and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of Highlight Media, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Highlight Media, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by Highlight Media and its shareholders of their obligations under the contracts. The shareholders of Highlight Media may not act in the best interests of our Company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate the business through the contractual arrangements with Highlight Media.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. The VIE agreements have not been tested in a court of law. If (i) the applicable PRC authorities invalidate the VIE agreements for violation of PRC laws, rules and regulations, (ii) Highlight Media or its shareholders terminate the contractual arrangements, (iii) Highlight Media or its shareholders fail to perform its/his/her obligations under these contractual arrangements, or (iv) if these regulations change or are interpreted differently in the future, we may have to modify such structure to comply with regulatory requirements. There can be no assurance that we can achieve this without material disruption to our business. Furthermore, if Highlight WFOE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including, without limitation:

●	revoking the business license and/or operating licenses of Highlight WFOE or Highlight Media;

●	discontinuing or placing restrictions or onerous conditions on our operations through any transactions among Highlight WFOE and Highlight Media;

●	imposing fines, confiscating the income from Highlight WFOE or Highlight Media, or imposing other requirements with which Highlight WFOE or Highlight Media may not be able to comply;

●	placing restrictions on our right to collect revenues;

●	shutting down our servers or blocking our app/websites;

●	requiring us to restructure our ownership structure or operations, including terminating the contractual arrangements with Highlight Media and deregistering the equity pledges of Highlight Media, which in turn would affect our ability to consolidate or derive economic interests from Highlight Media; or

●	restricting or prohibiting our use of the proceeds of future financings to finance our business and operations in China.

●	taking other regulatory or enforcement actions against us that could be harmful to our business.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business, thus causing the value of our common stock to significantly decline or be worthless, which would materially affect the interest of the investors. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of Highlight Media in our consolidated financial statements, if the PRC government authorities were to find our corporate structure and contractual arrangements to be in violation of PRC laws and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of Highlight Media or our right to receive substantially all the economic benefits and residual returns from Highlight Media and we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of Highlight Media in our consolidated financial statements. Either of these results, or any other significant penalties that might be imposed on us in this event, would have a material adverse effect on our financial condition and results of operations.

In addition, if Highlight Media or all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If Highlight Media undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business and our ability to generate revenues.

We are a holding company, and will rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of Highlight WFOE to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock.

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

Under PRC laws and regulations, our PRC subsidiary, Highlight WFOE, which is a wholly foreign-owned enterprise in China, may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital.

Highlight Media, the VIE with which Highlight WFOE has contractual arrangement with, generates primarily all of its revenue in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiary to use its Renminbi revenues to pay dividends to us. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by State Administration of Foreign Exchange (the “SAFE”) for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC subsidiary to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

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

Shareholders of Highlight Media may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The equity interests of Highlight Media are held by a total of two shareholders, Hongxiang Yu, Chief Executive Officer, President and Chairman of the Board of GDC, Shuang Zhang, Vice President and Director of GDC, Their interests may differ from the interests of our Company as a whole. They may breach, or cause Highlight Media to breach, or refuse to renew the existing VIE agreements Highlight WFOE has with Highlight Media, which would have a material adverse effect on our ability to receive economic benefits from them. For example, the shareholders may be able to cause our agreements with Highlight Media to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our Company or such conflicts will be resolved in our favor.

Currently, we do not have arrangements to address potential conflicts of interest the shareholders of Highlight Media may encounter, on one hand, and as a beneficial owner of our Company, on the other hand. We, however, could, at all times, exercise our option under the Exclusive Option Agreement to cause them to transfer all of their equity ownership in Highlight Media to a PRC entity or individual designated by us as permitted by the then applicable PRC laws. In addition, if such conflicts of interest arise, we could also, in the capacity of attorney-in-fact of the then existing shareholders of Highlight Media as provided under the power of attorney, directly appoint new directors of Highlight Media. We rely on the shareholders of Highlight Media to comply with PRC laws and regulations, which protect contracts and provide that directors and executive officers owe a duty of loyalty to our Company and require them to avoid conflicts of interest and not to take advantage of their positions for personal gains, and the laws of Nevada, which provide that the directors have a duty of care and a duty of loyalty to act honestly in good faith with a view to our best interests. However, the legal frameworks of China and Nevada do not provide guidance on resolving conflicts in the event of a conflict with another corporate governance regime. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of Highlight Media, we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings. As a result, our common stock may decline in value dramatically or even become worthless should we become unable to assert our contractual rights over the assets of Highlight Media that conducts all or substantially our operations.

Contractual arrangements in relation to Highlight Media may be subject to scrutiny by the PRC tax authorities and they may determine that we or Highlight Media owe/owes additional taxes, which could negatively affect our results of operations and the value of your investment.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. The PRC enterprise income tax law requires every enterprise in China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm’s length principles. We may face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between our WFOE, our variable interest entity Highlight Media and the shareholders of Highlight Media were not entered into on an arm’s length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and adjust Highlight Media’s income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by Highlight Media for PRC tax purposes, which could, in turn, increase their tax liabilities without reducing Highlight WFOE’s tax expenses. In addition, if Highlight WFOE requests the shareholders of Highlight Media to transfer their equity interests in Highlight Media at nominal or no value pursuant to these contractual arrangements, such transfer could be viewed as a gift and subject Highlight WFOE to PRC income tax. Furthermore, the PRC tax authorities may impose late payment fees and other penalties on Highlight Media for the adjusted but unpaid taxes according to the applicable regulations. Our results of operations could be materially and adversely affected if Highlight Media’s tax liabilities increase or if they are required to pay late payment fees and other penalties.

If we exercise the option to acquire equity ownership of Highlight Media, the ownership transfer may subject us to certain limitation and substantial costs.

Pursuant to the VIE agreements, Highlight WFOE has the exclusive right to purchase all or any part of the equity interests in Highlight Media from the shareholders of Highlight Media for a nominal price, unless the relevant government authorities or then applicable PRC laws request that a minimum price amount be used as the purchase price, in such case the purchase price shall be the lowest amount under such request. The shareholders of Highlight Media will be subject to PRC individual income tax on the difference between the equity transfer price and the then current registered capital of Highlight Media. Additionally, if such a transfer takes place, the competent tax authority may require Highlight WFOE to pay enterprise income tax for ownership transfer income with reference to the market value, in which case the amount of tax could be substantial.

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

As an offshore holding company with PRC subsidiaries, we may finance our subsidiaries by means of loans or capital contributions and finance Highlight Media by means of loans. Any capital contributions or loans that we, as an offshore entity, make to our Company’s PRC subsidiary and Highlight Media are subject to the above PRC regulations. We may not be able to obtain necessary government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our Company’s PRC subsidiary and Highlight Media or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations.

All of Highlight Media’s operations and assets are located in China. Accordingly, Highlight Media’s business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

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

The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which legal cases have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The legislation over the past three decades has significantly increased the protection afforded to various forms of foreign or private-sector investment in China. Highlight Media is subject to various PRC laws and regulations generally applicable to companies in China. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, however, the interpretations of many laws, regulations, and rules are not always uniform and enforcement of these laws, regulations, and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, however, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy in the PRC legal system than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies, internal rules, and regulations that may have retroactive effect and may change quickly with little advance notice. As a result, Highlight Media may not be aware of its violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainties over the scope and effect of the contractual, property (including intellectual property), and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect Highlight Media’s business and impede Highlight Media’s ability to continue its operations.

Our business may be materially and adversely affected if Highlight Media declares bankruptcy or become subject to a dissolution or liquidation proceeding.

The Enterprise Bankruptcy Law of the PRC, or the Bankruptcy Law, came into effect on June 1, 2007. The Bankruptcy Law provides that an enterprise will be liquidated if the enterprise fails to settle its debts as and when they fall due and if the enterprise’s assets are, or are demonstrably, insufficient to clear such debts.

Highlight Media holds certain assets that are important to our business operations. If Highlight Media undergoes a voluntary or involuntary liquidation proceeding, unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect Highlight Media’s business, financial condition and results of operations.

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

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law of the PRC, or the FIL, which will come into effect on January 1, 2020, repealing simultaneously the Law of the PRC on Sino-foreign Equity Joint Ventures, the Law of the PRC on Wholly Foreign-owned Enterprises and the Law of the PRC on Sino-foreign Cooperative Joint Ventures, together with their implementation rules and ancillary regulations. Pursuant to the FIL, foreign investment refers to any investment activity directly or indirectly carried out by foreign natural persons, enterprises, or other organizations, including investment in new construction project, establishment of foreign funded enterprise or increase of investment, merger and acquisition, and investment in any other way stipulated under laws, administrative regulations, or provisions of the State Council. Although the FIL has deleted the particular reference to the concept of “actual control” and contractual arrangements compared to the 2015 FIL Draft, there is still uncertainty regarding whether Highlight Media would be identified as a FIE in the future.

Even if Highlight Media were to be identified as a FIE in the future, we believe that our current business would not be adversely affected. However, if we were to engage in any business conduct involving third parties identified as prohibited or restricted on the Negative List, Highlight Media as well as its subsidiary may be subject to laws and regulations on foreign investment. In addition, our shareholders would also be prohibited or restricted to invest in certain sectors on the Negative List. However, even if Highlight Media were to be identified as a FIE, the validity of our contractual arrangements with Highlight Media and its shareholders as well as our corporate structure would not be adversely affected. We would still be able to receive benefits from Highlight Media in accordance with the contractual agreements. In addition, as the Chinese government has been updating the Negative List in recent years and reducing the sectors prohibited or restricted for foreign investment, it is probable in the future that, even if Highlight Media is identified as a FIE, it is still allowed to acquire or hold equity of enterprises in sectors currently prohibited or restricted for foreign investment.

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

Given the Chinese government’s significant oversight and discretion over the conduct of the business of Highlight Media, the Chinese government may intervene or influence its operations at any time, which could result in a material change in the operations of Highlight Media and/or the value of our common stock.

The Chinese government has significant oversight and discretion over the conduct of Highlight Media and may intervene or influence their operations at any time as the government deems appropriate to further regulatory, political, and societal goals, which could result in a material change in the operations of Highlight Media and/or the value of our common stock.

The Chinese government has recently published new policies that significantly affected certain industries such as the education and Internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect the business, financial condition, and results of operations of Highlight Media. Furthermore, if China adopts more stringent standards with respect to certain areas such as environmental protection or corporate social responsibilities, Highlight Media may incur increased compliance costs or become subject to additional restrictions in their operations. Certain areas of the law in China, including intellectual property rights and confidentiality protections, may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on the business operations of Highlight Media, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if Highlight Media or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.

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

We may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. As a result, we cannot assure you that all of our shareholders or beneficial owners who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiaries, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Highlight WFOE’s ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

Highlight Media may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Highlight Media may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers and face other penalties.

Highlight Media may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

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

Under the Data Security Law enacted on September 1, 2021 and the Measures for Cybersecurity Review (2021) implemented on February 15, 2022, given that (i) Highlight Media is not an Operator, (Ii) Highlight Media does not possess more than one million users’ personal information, and (iIi) data processed in Highlight Media’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, if the CSRC, CAC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for this offering and any follow-on offering, we may be unable to obtain such approvals and we may face sanctions by the CSRC, CAC or other PRC regulatory agencies for failure to seek their approval which could significantly limit or completely hinder our ability to offer or continue to offer securities to our investors and the securities currently being offered may substantially decline in value and be worthless.

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

The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). While such rules have not yet gone into effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.

On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. According to the Trial Measures, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC; if a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (2) if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an indirect overseas offerings and listings by a domestic company: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China; and (3) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for initial public offerings or listings in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted; if the issuer submits the application documents for offerings or listings in secret or non-public ways overseas, it may submit an explanation at the time of filing, and the application shall be postponed until the application documents are reported to the CSRC within three business days after the application documents are disclosed overseas.

The Trial Measures, may subject us to additional compliance requirements in the future, and we cannot assure you that we will be able to get the clearance of filing procedures under the Trial Measures on a timely basis, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to continue to offer our securities, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our consolidated financial condition and results of operations and cause our securities to significantly decline in value or become worthless. We believe that we, our PRC subsidiaries and the consolidated VIEs are not required to fulfill filing procedures with the CSRC to continue to offer our securities, or continue listing on the Nasdaq Capital Market, or operate the business of the consolidated VIEs. In addition, to date, none of us, our PRC subsidiaries or the consolidated VIEs have received any filing or compliance requirements from CSRC for the listing of the Company at Nasdaq Capital Market and all of its overseas offerings. However, there are substantial uncertainties regarding the interpretation and application of the M&A Rules, other PRC Laws and future PRC laws and regulations, and there can be no assurance that any PRC governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, this offering and our reputation and could result in a loss of your investment in our common stock, especially if such matter cannot be addressed and resolved favorably.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading.

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

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in mainland China and Hong Kong, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the U.S. Securities and Exchange Commission (the “SEC”), the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC.

On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.  Our auditor prior to October 2022, WWC, P.C. had been inspected by the PCAOB on a regular basis in the audit period. Our current auditor, Enrome LLP, has been inspected by the PCAOB on a regular basis as well. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities

However, these recent developments would add uncertainties to our offering, and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the Holding Foreign Companies Accountable Act, and ultimately result in a determination by a securities exchange to delist the Company’s securities.

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

If Highlight Media fails to maintain the requisite licenses and approvals required under PRC law, our business, financial condition and results of operations may be materially and adversely affected.

Foreign investment is highly regulated by the PRC government and local authorities. Highlight Media is required to obtain and maintain certain licenses or approvals from different regulatory authorities in order to operate their respective current businesses. These licenses and approvals are essential to the operation of their businesses, for example, the value-added telecommunication business carried out by Highlight Media. If Highlight Media fails to obtain or maintain any of the required licenses or approvals for its business, we may be subject to various penalties, such as fines and the discontinuation or restriction of its operations. Any such disruption in the business operations of Highlight Media could materially and adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Business and Operations

Failure to manage Highlight Media effectively since its acquisition could materially impact our business.

The recent acquisition of Highlight Media have placed, and future growth will place, a significant strain on the Company’s management, administrative, operational and financial infrastructure. The Company’s success will depend in part on its ability to manage Highlight Media effectively. To manage the recent and expected growth of its operations and personnel, the Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Failure to effectively manage Highlight Media could result in difficulty or delays in deploying the Company’s services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact the Company’s business performance and results of operations.

The limited operating history and evolving business model of Highlight Media make it difficult to evaluate its business and future prospects and the risks and challenges it may encounter.

Highlight Media commenced operations in 2016. The evaluations of the business and prediction about future performance may not be as accurate as they would be if Highlight Media had a longer operating history. In the event that actual results differ from the expectation, the investors’ perceptions of Highlight Media's business and future prospects could change materially, which may adversely affect the price of our common stock.

If Highlight Media’s fails to maintain strong relationships with the clients, authors and other creative talent, as well as to develop relationships with new creative talent, its business could be adversely affected.

Highlight Media’s business is highly dependent on maintaining strong relationships with the clients, authors and other creative talent who produce the products and services that are sold to its customers. Any overall weakening of these relationships, or the failure to develop successful new relationships, could have an adverse impact on Highlight Media’s business and financial performance.

Increases in certain operating costs and expenses, which are beyond our control and can significantly affect our profitability, could adversely affect our operating performance.

Highlight Media’s major expense categories include employee compensation. Compensation costs are influenced by general economic factors, including those affecting costs of health insurance, postretirement benefits and any trends specific to the employee skill sets that Highlight Media requires.

Highlight Media maintains an experienced and dedicated employee base that executes its strategies. Failure to attract, retain and develop this employee base could result in difficulty with executing our strategy.

Highlight Media’s employees, notably its senior executives and editorial staff members, have substantial experience in the publishing and education markets. In addition, Highlight Media continues in the process of implementing a strategic information technology transformation process, requiring diverse levels of relevant expertise and experience. If Highlight Media were unable to continue to adequately maintain and develop a workforce of this nature meeting the foregoing needs, including the development of new skills in the context of a rapidly changing business environment created by technology, involving new business processes and increased access to data and data analytics, it could negatively impact Highlight Media’s operations and growth prospects.

Highlight Media may face disruption to third-party technology systems and resulting interruptions in the availability of its services.

The satisfactory performance, reliability and availability of our services are critical to our success. We rely on third-party technology infrastructure, websites and social media platforms. However, the technology systems or infrastructure may not function properly at all times. Such third-party technology infrastructure may experience telecommunications failures, computer viruses, failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, user errors, or other attempts to harm Highlight Media’s ability to provide services. Further, hackers, acting individually or in coordinated groups, may also launch distributed denial of service attacks or other coordinated attacks that may cause service outages or other interruptions in Highlight Media’s business.

Highlight Media may be subject to intellectual property infringement claims.

We cannot be certain that Highlight Media's operations or any aspects of its business do not or will not infringe upon or otherwise violate trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. Highlight Media may be from time to time in the future subject to legal proceedings and claims relating to the intellectual property rights of others. In addition, there may be third-party trademarks, patents, copyrights, know-how or other intellectual property rights that are infringed by Highlight Media's services or other aspects of its business without its awareness. If any third-party infringement claims are brought against Highlight Media, it may be forced to divert management’s time and other resources from its business and operations to defend against these claims, regardless of their merits.

Highlight Media may fail to make necessary or desirable strategic alliance, acquisition or investment, and we may not be able to achieve the benefits we expect from the alliances, acquisition or investments we make.

Highlight Media may pursue selected strategic alliances and potential strategic acquisitions that are supplemental to our business and operations, including opportunities that can help us further expand our product and service offerings and improve our technology system. However, strategic alliances with third parties could subject Highlight Media to a number of risks, including risks associated with sharing proprietary information, non-performance or default by counterparties, and increased expenses in establishing these new alliances, any of which may materially and adversely affect our business. In addition, Highlight Media may have limited ability to control or monitor the actions of its strategic partners. To the extent a strategic partner suffers any negative publicity as a result of its business operations, Highlight Media's reputation may be negatively affected by virtue of its association with such party.

The costs of identifying and consummating strategic acquisitions may be significant and subsequent integrations of newly acquired companies, businesses, assets and technologies would require significant managerial and financial resources and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our growth and business operations. In addition, investments and acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and exposure to potential unknown liabilities of the acquired business. The acquired businesses or assets may not generate the financial results Highlight Media expects and may incur losses. The cost and duration of integrating newly acquired businesses could also materially exceed our expectations. If Highlight Media's portfolio do not perform as we expect, its results of operation and profitability may be adversely affected.

Our financial results would suffer if Highlight Media fails to successfully differentiate its offerings and meet market needs.

Highlight Media is subject to the risks that it will not successfully develop and execute promotional strategies in response to future customer trends or technological changes or that it will not otherwise meet market needs in these businesses in a timely or cost-effective fashion. If the Company cannot attract new customers and meet the changing preferences and demands of these customers, its revenues and cash flows could be negatively impacted.

Cyber risk and the failure to maintain the integrity of Highlight Media's operational or security systems or infrastructure, or those of third parties with which Highlight Media does business, could have a material adverse effect on Highlight Media's business, consolidated financial condition, and results of operations.

The cybersecurity risks Highlight Media faces range from cyberattacks common to most industries, such as the development and deployment of malicious software to gain access to its networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions, to more advanced threats that target Highlight Media.

Like many multinational corporations, Highlight Media, and some third parties upon which Highlight Media relies, has experienced cyberattacks on its computer systems and networks in the past and may experience them in the future, likely with more frequency and sophistication and involving a broader range of devices and modes of attack, all of which will increase the difficulty of detecting and successfully defending against them. To date, none have resulted in any material adverse impact to its business, operations, products, services, or customers. Highlight Media has invested in Cybersecurity tools and resources to keep its systems safe. However, the security measures implemented by Highlight Media or by its outside service providers may not be effective, and our systems (and those of the outside service providers) may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber-attacks, computer viruses, power loss, or other disruptive events.

Changes in global economic conditions could impact our ability to borrow funds and meet our future financing needs.

Changes in global financial markets have not had, nor do we anticipate they will have, a significant impact on our liquidity. Due to our significant operating cash flow, financial assets, access to capital markets, and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our financing needs for the foreseeable future. As market conditions change, we will continue to monitor our liquidity position. However, there can be no assurance that our liquidity or our consolidated financial position and results of operations will not be adversely affected by possible future changes in global financial markets and global economic conditions. Unprecedented market conditions including illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates, and economic recession, could affect future results.

Risks Related to Our Securities

The price of our common stock could be subject to rapid and substantial volatility. Such volatility, including any stock run-ups, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock. Volatility in our common stock price may subject us to securities litigation.

The market for our common stock may have, when compared to seasoned issuers, significant price volatility and we expect that the price of our shares of common stock may continue to be more volatile than that of a seasoned issuer for the indefinite future. As a relatively small-capitalization company with a relatively small public float, we may experience greater share price volatility, extreme price run-ups, lower trading volume, and less liquidity than large-capitalization companies. In particular, our common stock may be subject to rapid and substantial price volatility, low volumes of trades, and large spreads in bid and ask prices. Such volatility, including any stock run-ups, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

In addition, if the trading volumes of our common stock are low, persons buying or selling in relatively small quantities may easily influence the price of our common stock. This low volume of trades could also cause the price of our common stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. As a result of this volatility, investors may experience losses on their investment in our common stock. A decline in the market price of our common stock also could adversely affect our ability to issue additional common stock or other securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

In a addition, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities to the Company and could divert our management’s attention and resources.

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

We are currently authorized to issue 200,000,000 shares of common stock. As of March 31, 2023, we had 1,711,544 shares of common stock issued and outstanding.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Highlight Media’s office is located at Flat 1512, 15F, Lucky Centre, No.165-171 Wan Chai Road, Wan Chai, Hong Kong, China. The rent for this office is approximately RMB 200,000 per year.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock is traded on the Nasdaq Capital Market and OTC Market under the symbols “GDC”.

(b) Holders

On March 31, 2023, there are approximately 325 holders of record of our common stock.

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

(e) Recent Sales of Unregistered Securities

The Company issued (i) 138,889 shares of common stock, (ii) registered warrants to purchase an aggregate of up to 54,646 shares of common stock and (iii) unregistered warrants to purchase up to 84,244 of common stock in a registered direct offering on February 22, 2021. See “Part I – Item 1. Business – Recent Business Development – February 2021 Offering.”

The Company issued 83,776 shares of common stock on June 1, 2021. On September 26, 2022, the Company and the shareholder agreed to cancel such 83,776 shares of common stock. See “Part I – Item 1. Business – Recent Business Development – Asset Purchase Agreement dated February 23, 2021, as amended on April 16, 2021 and May 28, 2021 and the Cancellation of such Asset Purchase Agreement in September 2022”

The Company issued 254,917 shares of common stock on August 26, 2021. On March 14, 2022, the 254,917 shares of common stock were cancelled See “Part I – Item 1. Business – Recent Business Development – Asset Purchase Agreement dated July 28, 2021 and Termination Agreement dated February 23, 2022”

The Company cancelled 14,213 shares of common stock on March 31, 2021. See “Part I – Item 1. Business – Recent Business Development – Disposition of Tongrong WFOE”

The Company issued 256,000 shares of common stock on June 21, 2022. See “Part I – Item 1. Business – Recent Business Development – Acquisition of Shanghai Yuanma Food and Beverage Management Co., Ltd.

The Company issued 300,000 shares of common stock on September 29, 2022. See “Part I – Item 1. Business – Recent Business Development – Acquisition of Shanghai Highlight Media Co., Ltd.

The Company cancelled 133,333 shares of common stock on March 9, 2023. See “Part I – Item 1. Business – Recent Business Development – Disposition of Wuge”

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Overview

GD Culture Group Limited (“GDC”, formerly known as JM Global Holding Company, TMSR Holding Company Limited and Code Chain New Continent Limited) is a holding company incorporated in the State of Nevada with no material operations of its own. We currently conduct business through Shanghai Highlight Media Co., Ltd. (“Highlight Media”). Highlight WFOE is the primary beneficiary of Highlight Media for accounting purposes, because, pursuant to the VIE agreements, Highlight Media shall pay Highlight WFOE service fees in the amount of 100% of Highlight Media’s net income, while Highlight WFOE is obligated to absorb all of losses of Highlight Media. As a result, we consolidate the financial results of Highlight Media in our consolidated financial statements under U.S. GAAP. Such VIE structure involves unique risks to investors. The VIE agreements have not been tested in a court of law and the Chinese regulatory authorities could disallow this VIE structure, which would likely result in a material change in our operations and the value of our securities, including that it could cause the value of such securities to significantly decline or become worthless. For more details on the VIE structure, please see “Item 1. Business – Corporate Structure - Contractual Arrangements between Highlight Media And Highlight WFOE” and “Item 1A. Risk Factors – Risks Related to Our Corporate Structure”.

Prior to September 28, 2022, we were also engaged in research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs through Wuge Network Games Co., Ltd. (“Wuge”), a then VIE of the Company. On September 28, 2022, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company (the “Buyer”), and Wei Xu, former Chief Executive Officer, President and Chairman of the Board of the Company (the “Payee”). Pursuant to the agreement, the Company agreed to sell and the Buyer agreed to purchase all the issued and outstanding ordinary shares of Wuge, a PRC company and an indirect subsidiary of the Company. The Payee agreed to be responsible for the payment of the purchase price on behalf of the Buyer. On September 30, 2022, the Company closed the sale of the Wuge and caused the GDC Shares to be cancelled. As a result, as of September 30, 2022, operations of Wuge have been designated as discontinued operations.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic did not have a material impact on our business or results of operation during the fiscal years ended December 31, 2022 and 2021. However, the extent to which the COVID-19 pandemic may negatively impact the general economy and our business is highly uncertain and cannot be accurately predicted. These uncertainties may impede our ability to conduct our operations and could materially and adversely affect our business, financial condition and results of operations, and as a result could adversely affect our stock price and create more volatility.

Results of Operations

Year Ended December 31, 2022 as Compared to the Year Ended December 31, 2021

				Percentage
	2022	2021	Change	Change
Revenues –Enterprise brand management service	$153,304	-	$153,304	N/A
Total revenues	153,304	-	153,304	N/A

Cost of Revenues –Enterprise brand management service	97,770	-	97,770	N/A
Total cost of revenues	97,770	-	97,770	N/A

Gross profit	55,534	-	55,534	N/A
Operating expenses	478,977	19,546,151	(19,067,174)	(97.6)%
Loss from operations	(423,443)	(19,546,151)	19,122,708	(97.8)%
Other income, net	(63)	799	(862)	(107.9)%
Provision for income taxes	1,146	-	1,146	N/A
Loss from continuing operations	(424,652)	(19,545,352)	19,120,700	(97.8)%
Discontinued operations:
Loss（Income）from discontinued operations	(26,336,694)	3,745,098	(30,081,792)	(803.2)%
Loss on disposal, net of taxes	(4,060,609)	(11,170,638)	7,110,029	(63.6)%
Net loss	(30,821,955)	(26,970,892)	(3,851,063)	14.3%

Revenues

The Company’s revenue consists of enterprise brand management service. Total revenues increased by approximately $153,304, to approximately $153,304 for the year ended December 31, 2022, compared to approximately $0 million for the year ended December 31, 2021. The increase was mainly due to acquisition of Shanghai Highlight.

Cost of Revenues

The Company’s cost of revenues consists of cost of Enterprise brand management service Total cost of revenues increased by approximately $97,770, to approximately $97,770 for the year ended December 31, 2022, compared to approximately $0 for the same period in 2021. Our total cost of revenues increase was attributable to acquisition of Shanghai Highlight.

Gross Profit

The Company’s gross profit increased by approximately $55,534, to approximately $55,534 during the year ended December 31, 2022, from approximately $0 for the year ended December 31, 2021. The increase was due to acquisition of Shanghai Highlight.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses decreased by approximately $19.1 million, by approximately 97.6%, from approximately $0.5 million for the year ended December 31, 2022 to approximately 19.5 million for the year ended December 31, 2021. The increase was mainly due to the reduction of employee benefits.

Loss from Operations

As a result of the foregoing, loss from operations for the year ended December 31, 2022 was approximately $0.4 million, an decrease of approximately $19.1 million, or approximately 97.8%, from approximately $19.5 million for the year ended December 31, 2021. The decrease was mainly due to the reduction of employee benefits.

Net Loss

The Company’s net loss increased by approximately $3.8 million, or 14.3%, to approximately $30.8 million net loss for the year ended December 31, 2022, from approximately $27.0 million net income for the same period in 2021. The increase was mainly due to impairment of prepayments and disposition of Wuge.

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

Revenues from digital doors signs are recognized at a point in time when legal title and control over the sign is transferred to the customer. Management has determined that for the sales of digital door signs there is a single performance obligation that is met when the aforementioned control is transferred. Typically, customers make payment for the product in advance; the Company will record the payment as contract liabilities under the liability account customer deposits until the Company delivers the product by transferring control. Such revenues are recognized at a point in time after all Payments received prior to the relevant criteria for revenue recognition are met, are recorded as customer deposits.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of December 31, 2022, our net working capital was approximately $1.3 million, over 59% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of minus $3.8 million and is expected to continue to generate cash flow by operations from the acquisitions of new companies and loans from related-parties in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the year ended December 31, 2022 and 2021.

	For the year ended December 31,
	2022	2021

Net cash used in operating activities	$(886,211)	$(5,511,052)
Net cash used in investing activities	(12,493,352)	(1,270,484)
Net cash provided by financing activities	-	22,795,762
Effect of exchange rate change on cash	(819,659)	(2,424,613)
Net change in cash	$(14,199,222)	$13,589,613

As of December 31, 2022 and 2021, the Company had cash in the amount of $389,108 and $14,588,330, respectively. As of December 31, 2022 and 2021, $215,880 and $14,385,549 and were deposited with various financial institutions located in the PRC, respectively. As of December 31, 2022 and 2021, $173,228 and $202,781 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $0.9 million for the year ended December 31, 2022, as compared to approximately $5.5 million net cash used in operating activities for the year ended December 31, 2021. Net cash provided by operating activities was mainly due to the increase of approximately $20.1 million impairment of prepayments, increase of approximately $4.0 million loss on disposal, the decrease of approximately $2.1 million of customer deposits, the increase of approximately $6.6 million of Goodwill impairments, and the increase of approximately $0.8 million of taxes payable.

Investing activities

Net cash used in investing activities was approximately $12.5 million for the year ended December 31, 2022, as compared to approximately $1.3 million net cash used in investing activities for the year ended December 31, 2021. Net cash used in investing activities for the year ended December 31, 2022 was due to approximately $6,566 spending on purchase of equipment, the increase of approximately $215,880 acquisition of Highlight Media and the decrease of approximately $12.7 million disposal of discontinued operations.

Financing activities

Net cash provided by financing activities was nil for the year ended December 31, 2022, as compared to approximately $22.8 million net cash provided by financing activities for year ended December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-35 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 11, 2022, the “Company notified its independent registered public accounting firm, WWC, P.C. its decision to dismiss WWC, P.C. as the Company’s auditor. The reports of WWC, P.C. on the financial statements of the Company for the fiscal year ended December 31, 2021 and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the fiscal year ended December 31, 2021 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change the independent registered public accounting firm was recommended and approved by the Audit Committee and the Board of Directors of the Company. During the Company’s most recent fiscal year ended December 31, 2021 and through October 11, 2022, the date of dismissal, (a) there were no disagreements with WWC, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WWC, P.C., would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

On October 11, 2022, the Audit Committee and the Board of Directors of the Company appointed Enrome LLP as its new independent registered public accounting firm to audit the Company’s financial statements. During the two most recent fiscal years ended December 31, 2021 and 2020 and any subsequent interim periods through the date hereof prior to the engagement of Enrome LLP, neither the Company, nor someone on its behalf, has consulted Enrome LLP regarding:

(i)	either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective at December 31, 2022 due to the material weaknesses identified by our management as described above.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this report:

Name	Age	Position
Hongxiang Yu	44	Chief Executive Officer, President, and Chairman of the Board
Yi Li	45	Chief Financial Officer and Secretary
Lu Cai	33	Chief Operating Officer
Shuang Zhang	53	Vice President and Director
Mingyue Cai (1)(2)(3)	44	Director, Chairman of the Compensation Committee
Shuaiheng Zhang (1)(2)(3)	59	Director, Chairman of the Audit Committee
Yi Zhong (1)(2)(3)	31	Director, Chairman of the Nominating and Corporate Governance Committee

(1)	Member of our Audit Committee

(2)	Member of our Compensation Committee

(3)	Member of our Nominating and Corporate Governance Committee

Business Experience and Directorships

The following describes the backgrounds of the director nominees. Our board of directors has determined that (a) other than Messrs. Hongxiang Yu and Shuang Zhang, all of our directors are independent directors as defined under the Nasdaq Stock Market’s listing standards governing members of boards of directors, and (b) the members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are independent under applicable SEC rules.

Mr. Hongxiang Yu

Mr. Hongxiang Yu was appointed as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective October 4, 2022. Mr. Hongxiang Yu, co-founded Shanghai Highlight Media Co., Ltd. (“Highlight Media”), a consolidated variable interest entity of the Company, in 2016 and has been its Chairman of the Board since then. Mr. Yu is also the Chairman of the Board of Highlight Media Asset Management Co., Ltd., responsible for asset management and private equity investment. Mr. Yu is also the Vice Chairman of the Board of Tianjing Dragon Film Co., Ltd., engaged in the investment in the film industry in China. From 2006 to 2015, Mr. Yu served as the general manager of Hongrun Foundation Engineering Co., Ltd. and the head of the internal audit department of Hongrun Construction Group Co., Ltd. Mr. Yu received his bachelor’s degree in international trade from University of Portsmouth in the United Kingdom in 2004 master’s degree in international human resource management from University of Portsmouth in the United Kingdom in 2006.

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

Ms. Lu Cai

Ms. Lu Cai was appointed as the Chief Operating Officer of the Company, effective February 9, 2023. Ms. Lu Cai, has over 10 years of extensive experience in financial management and consulting. Since July 2020, Ms. Lu Cai has been the Chief Executive Officer of Beijing Boda Shengshi Financial Consulting Co., Ltd, a firm that offers initial public offering and pre-marketing consulting services in China. From July 2017 to May 2020, Ms. Lu Cai was a Vice President of SINO-TONE Beijing Consulting Co., Ltd, a consulting firm based in Beijing, China. Ms. Lu Cai graduated from Beijing Foreign Studies University.

Ms. Shuang Zhang

Ms. Shuang Zhang was appointed as the Vice President and a director of the Company, effective October 4, 2022. Ms. Shuang Zhang, co-founded Highlight Media in 2016 and has been its Chief Executive Officer since 2017. During her tenure as the Chief Executive Officer, Ms. Zhang managed the planning, creation and publication of books about the company history of industry leaders in China, published in top financial publications in China. From 2015 to 2016, Ms. Zhang was the director of public relations at Ctrip, an online travel company in China. From 2004 to 2015, Ms. Zhang was the editor-in-chief of China Business News, responsible for editing, performance, and quality control. Ms. Zhang received her bachelor’s degree in Journalism from Heilongjiang University in China in 1991 and her Master of Business Administration degree from the Antai College of Management and Economics of Shanghai Jiaotong University.

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

Mr. Shuaiheng Zhang

Mr. Shuaiheng Zhang was appointed as a director and a member of the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee of the Company, effective February 9, 2023. Mr. Shuaiheng Zhang, has more than 40 years of working experience in management. Since September 2019, Mr. Shuaiheng Zhang has been the general manager at Sunwoda Huizhou New Energy Co., Ltd., a high-tech enterprise with research and development, design, production and sale of lithium-ion battery cell and module and a wholly owned subsidiary of Sunwoda Electronic Co., Ltd., a company listed on the Growth Enterprise Market of Shenzhen Stock Exchange since 2011. From October 1994 to July 2013, Mr. Shuaiheng Zhang was the general manager and vice chairman of the board at Shenzhen SEG Co., Ltd., a company listed on the main board of Shenzhen Stock Exchange that are engaged in development of electronic information industry and electronic product trading market. From July 2013 to December 2015, Mr. Shuaiheng Zhang was the vice general manager at Shenzhen SI Semiconductors Co., Ltd., a power semiconductor device manufacturer. From December 2015 to September 2019, Mr. Shuaiheng Zhang was the general manager and chairman of the board of Shenzhen SEG Longyan Energy Technology CO., Ltd., a subsidiary of Shenzhen SEG Co., Ltd. Mr. Shuaiheng Zhang received his bachelor degree In mechanical engineering from Xidian University and his master degree in computer science from Tsinghua University.

Mr. Yi Zhong

 Mr. Yi Zhong was appointed as a director and a member of the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee of the Company, effective February 17, 2023. Mr. Yi Zhong, is experienced in fund in management. Since 2014, Mr. Yi Zhong has been a fund manager at Huajian Securities in Shenzhen China, where he managed long-short equity portfolio, analyzed market trends, economic data and company financials to make investment decisions. From 2013 to 2017, Mr. Yi Zhong was a fund manager assistant at Hongouruibo Investment Fund in Shenzhen China, where Mr. Yi Zhong participated in the management of a global equity portfolio, developed and implemented investment strategies that effectively balance risk and reward. Mr. Yi Zhong received his bachelor’s degree in business administration from University of Toronto.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. We anticipate that a majority of our board of directors will be independent as of the closing of the Business Combination. An “independent director” is defined under the Nasdaq rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We anticipate that our board of directors will determine that Mr. Mingyue Cai, Mr. Shuaiheng Zhang and Mr. Yi Zhong are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Leadership Structure and Risk Oversight

The board of directors does not have a lead independent director. Currently Mr. Hongxiang Yu serves as our Chief Executive Officer, President and Chairman of the Board.

Committees of the Board of Directors

The standing committees of our board of directors currently consists of an Audit Committee and a Compensation Committee, and after the Business Combination will also consist of a Nominating and Corporate Governance Committee. Each of the committees will report to the board of directors as they deem appropriate and as the board may request.

Audit Committee

Our Audit Committee currently consists of Mr. Shuaiheng Zhang, Mr. Yi Zhong and Mr. Mingyue Cai, with Mr. Shuaiheng Zhang serving as the chairman of the Audit Committee. We believe that each of these individuals qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. We also believe that Mr. Shuaiheng Zhang qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is attached as an exhibit to this Report.

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

Compensation Committee

Our Compensation Committee currently consists of Mr. Mingyue Cai, Mr. Shuaiheng Zhang, and Mr. Yi Zhong, with Mr. Mingyue Cai serving as the chairman of the Compensation Committee. We anticipate that each of the members of our Compensation Committee will be independent under the applicable Nasdaq listing standards. Our board of directors has adopted a written charter for the Compensation Committee, which is attached as an exhibit to this Report.

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

Our Corporate Governance and Nominating Committee currently consists of Mr. Shuaiheng Zhang, Mr. Yi Zhong and Mr. Mingyue Cai, with Mr. Yi Zhong serving as the chairman of the Corporate Governance and Nominating Committee. We anticipate that each of the members of our Corporate Governance and Nominating Committee will be independent under the applicable Nasdaq listing standards. Our board of directors has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.ccnctech.com.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, during the year ended December 31, 2022, Mr. Hongxiang Yu and Mr. Shuang Zhang did not file the required Section 16 reports on time. In particular, Mr. Hongxiang Yu failed to timely file a Form 3 in connection with his acquisition of 210,000 shares of common stock of the Company on September 29, 2022. Mr. Shuang Zhang failed to timely file a Form 3 in connection with his acquisition of 90,000 shares of common stock of the Company on September 29, 2022

Code of Ethics

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

Item 11. Executive Compensation

The following table provides disclosure concerning all compensation paid for services to GDC in all capacities for our fiscal years ended December 31, 2022 and 2021 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Hongxiang Yu (1)	2022	7,500	-	-	-	-	7,500
(CEO, President and Chairman of the Board)	2021	-	-	-	-	-	-

Shuang Zhang (2)	2022	7,500	-	-	-	-	7,500
(Vice President and Director)	2021	-	-	-	-	-	-

Wei Xu (3)	2022	7,500	-	-	-	-	7,500
(Former CEO, President and Chairman of the Board)	2021	10,000	-	-	-	-	10,000

Yimin Jin (4)	2022	-	-	-	-	-	-
(Former CEO)	2021	66,667	-	-	-	-	66,667

Weidong (David) Feng (5)	2022	-	-	-	-	-	-
(Former CEO)	2021	33,333	-	-	-	-	33,333

Tingjun Yang (6)	2022	-	-	-	-	-	-
(Former CEO)	2021	18,750	-	-	-	-	18,750

Yi Li (7)	2022	30,000	-	-	-	-	30,000
(CFO)	2021	30,000	-	-	-	-	30,000

Jianan Liang (8)	2022	7,500	-				7,500
(Former COO)	2021	23,750	-	-	-		23,750

Tianxiang Zhu (9)	2022	15,000	-	-	-		15,000
(Former COO)	2021	-	-	-	-		-

Bibo Lin (10)	2022	7,500	-	-	-		7,500
(Former Vice President and Former director)	2021	10,000	-	-	-		10,000

(1)	Mr. Hongxiang Yu was appointed as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective October 4, 2022.

(2)	Mr. Shuang Zhang was appointed as the Vice President and a director of the Company, effective October 4, 2022.

(3)

Mr. Wei Xu was appointed as a director of the Company on January 3, 2020, as the Co-Chairman of the Board on February 25, 2020, as the President on October 29, 2020, and the CEO on January 21, 2022. On October 4, 2022, Mr. Xu tendered his resignation as the Chief Executive Officer, President, Chairman of the Company.

(4)	Mr. Yimin Jin was appointed as the Co-CEO of the Company on April 15, 2019. Mr. Jin was also a director of the Company. On April 7, 2021, Mr. Jin tendered his resignation as a director and Co-Chairman of the Board of Director of the Company. On September 7, 2021, Mr. Jin tendered his resignation as Co-Chief Executive Officer of the Company.

(5)	Mr. Weidong (David) Feng was appointed as the Co-CEO of the Company on February 1, 2021. On October 1, 2021, Mr. Feng tendered his resignation as Co-Chief Executive Officer of the Company.
(6)	Mr. Tingjun Yang was appointed as the CEO of the Company on September 7, 2021. On January 21, 2022, Mr. Yang tendered his resignation as Chief Executive Officer of the Company.

(7)	Ms. Yi Li was appointed as the CFO of the Company on April 25, 2019.

(8)	Mr. Jianan Liang was appointed as the COO of the Company on March 17, 2021. On April 5, 2022, Mr. Liang tendered his resignation as the COO of the Company.

(9)	Mr. Tianxiang Zhu was appointed as the COO and a director of the Company on April 5, 2022. On November 10, 2022, Mr. Tianxiang Zhu tendered his resignation as the Chief Operating Officer and a director of the Company.

(10)	Mr. Bibo Lin was appointed as the Vice President of the Company on February 25, 2020 and as the director on March 30, 2021. On October 4, 2022, Mr. Lin tendered his resignation as the Vice President and a director of the Company.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2022

During the fiscal year ended December 31, 2022, no shares of common stock were granted to our officers and directors under the plan.

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

Director Compensation

The following table represents compensation earned by our non-executive directors in 2022.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Mingyue Cai (1)	$10,000	-	-	-	$10,000
Junhong He (2)	$2,917	-	-	-	$2,917
Jing Zhang (3)	$2,917	-	-	-	$2,917
Siyang Hu (4)	$7,083	-	-	-	7,083
Fei Gan (5)	$7,083	-	-	-	7,083

(1)	Mr. Mingyue Cai was appointed as a director of the Company on February 25, 2020.

(2)	Ms. Junhong He was appointed as a director of the Company on September 15, 2022. Ms. He resigned from her position on February 17, 2023.

(3)	Ms. Jing Zhang was appointed as a director of the Company on September 15, 2022. Ms. Zhang resigned from her position on February 9, 2023.

(5)	Mr. Siyang Hu was appointed as a director of the Company on September 2, 2021. Mr. Hu resigned from his position on September 15, 2022.

(6)	Mr. Fei Gan was appointed as a director of the Company on February 11, 2021. Mr. Gan resigned from his position on September 15, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

The percentage ownership information shown in the table below is based on that there were 1,711,544 shares of common stock outstanding as of March 31, 2023. Unless otherwise noted, the business address of each of the following entities or individuals is Flat 1512, 15F, Lucky Centre, No.165-171 Wan Chai Road,Wan Chai, Hong Kong.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers
Hongxiang Yu, Chief Executive Officer, President and Chairman of the Board	210,000	12.27%
Yi Li, Chief Financial Officer	-	-
Lu Cai, Chief Operating Officer	-	-
Shuang Zhang, Vice President and Director	90,000	5.26%
Mingyue Cai, Director	-	-
Shuaiheng Zhang, Director	-	-
Yi Zhong, Director	-	-
All officers and directors as a group (7 persons):	300,000	17.53%

5% Beneficial Owner
Yimin Jin	144,491	8.44%
Wei Xu	294,007	17.18%

Changes in Control

There has been no change in control during the fiscal year ended December 31, 2022.

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

Related party balances

a.	Other receivable – related party:

Name of related party	Relationship	December 31, 2022	December 31, 2021
Chengdu Yuan Code Chain Technology Co. Ltd	A company controlled by former shareholder of the Company	$-	$513,387
Marchain (Shanghai) Network Technology Co., LTD	A company controlled by shareholder of the Company	-	78,423
Chenghua District Code To Code To Commerce And Trade Department	A company controlled by employee of the Company	-	19,138
Total		-	610,948

The Company advanced funds to the related party for technical services.

b.	Other payables – related parties:

Name of related party	Relationship	December 31, 2022	December 31, 2021

Chuanliu Ni	Chief Executive Officer and director of a former subsidiary	$-	$325,907
Zhong Hui Holding Limited	Shareholder of the Company	-	140,500
Shanghai Highlight Asset Management Co. LTD	Shareholder of the Company	195,732	-
Total		$195,732	$466,407

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Shuaiheng Zhang, Mr. Mingyue Cai and Mr. Yi Zhong are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Enrome LLP, (“Enrome”) was appointed by the Company to serve as its independent registered public accounting firm for fiscal years ended December 31, 2022. During the period from October 26, 2018 to October 11, 2022, WWC, P.C. served as the independent registered public accounting firm of the Company. The following is a summary of fees paid or to be paid to Enrome or WWC, P.C. for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman in connection with regulatory filings. The aggregate fees billed by WWC, P.C. for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $105,000 and $225,000, respectively. The aggregate fees billed or to be billed by Enrome for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $140,000 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022, we did not pay Enrome or WWC, P.C. for consultations concerning financial accounting and reporting standards.

Tax Fees. We paid WWC $5,000 for preparation of our 2021 US Income Tax Returns in 2022.

All Other Fees. We did not Enrome or WWC, P.C. for other services for the year ended December 31, 2022 and 2021.

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

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Incorporation, filed as exhibit 3.1 to the registration statement on Form S-1 filed on May 10, 2019 and incorporated herein by reference
3.2	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.2 to the registration statement on Form S-1 filed on May 10, 2019 and incorporated herein by reference
3.3	Certificate of Amendment of Articles of Incorporation, filed as exhibit 3.1 to the current report on Form 8-K filed on May 18, 2020 and incorporated herein by reference
3.4	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.1 to the Current Report on Form 8-K of the Company filed on November 8, 2022 and incorporated herein by reference
3.5	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.1 to the Current Report on Form 8-K of the Company filed on January 10, 2023 and incorporated herein by reference
3.6	Second Amended and Restated Bylaws, filed as exhibit 3.2 to the current report on Form 8-K filed on January 10, 2023 and incorporated herein by reference
4.1	Form of Registered Warrant, filed as exhibit 4.1 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.2	Form of Investor Warrant, filed as exhibit 4.2 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.3	Form of Placement Agent Warrant, filed as exhibit 4.3 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.4	Form of Lock-up Agreement, filed as exhibit 4.4 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.5	Description of Securities

10.1	Technical Consultation and Services Agreement dated January 3, 2020, filed as exhibit 10.2 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.2	Equity Pledge Agreement dated January 3, 2020, filed as exhibit 10.3 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.3	Equity Option Agreement dated January 3, 2020, filed as exhibit 10.4 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.4	Voting Rights Proxy and Financial Support Agreement dated January 3, 2020, filed as exhibit 10.5 to the current report on Form 8-K filed on January 3, 2020 and incorporated herein by reference
10.5	Agreement to Assign Technical Consultation and Service Agreement dated January 11, 2021, filed as exhibit 10.2 to the current report on Form 8-K filed on January 11, 2021 and incorporated herein by reference
10.6	Agreement to Assign Equity Option Agreement dated January 11, 2021, filed as exhibit 10.3 to the current report on Form 8-K filed on January 11, 2021 and incorporated herein by reference
10.7	Agreement to Assign Equity Pledge Agreement dated January 11, 2021, filed as exhibit 10.4 to the current report on Form 8-K filed on January 11, 2021 and incorporated herein by reference
10.8	Agreement to Assign Voting Rights Proxy and Financial Supporting Agreement dated January 11, 2021, filed as exhibit 10.5 to the current report on Form 8-K filed on January 11, 2021 and incorporated herein by reference
10.9	Share Purchase Agreement dated November 30, 2018, filed as exhibit 10.1 to the current report on Form 8-K filed on December 3, 2018 and incorporated herein by reference
10.10	Consulting Services Agreement dated November 30, 2018, filed as exhibit 10.2 to the current report on Form 8-K filed on December 3, 2018 and incorporated herein by reference
10.11	Equity Pledge Agreement dated November 30, 2018, filed as exhibit 10.3 to the current report on Form 8-K filed on December 3, 2018 and incorporated herein by reference
10.12	Call Option Agreement dated November 30, 2018, filed as exhibit 10.4 to the current report on Form 8-K filed on December 3, 2018 and incorporated herein by reference
10.13	Voting Rights Proxy Agreement dated November 30, 2018, filed as exhibit 10.5 to the current report on Form 8-K filed on December 3, 2018 and incorporated herein by reference
10.14	Operating Agreement dated November 30, 2018, filed as exhibit 10.6 to the current report on Form 8-K filed on December 03, 2018 and incorporated herein by reference
10.15	Agreement to Assign Call Option Agreement dated April 30, 2020, filed as exhibit 10.2 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference
10.16	Agreement to Assign Consulting Services Agreement dated April 30, 2020, filed as exhibit 10.3 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference
10.17	Agreement to Assign Equity Pledge Agreement dated April 30, 2020, filed as exhibit 10.4 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference
10.18	Agreement to Assign Voting Rights Proxy Agreement dated April 30, 2020, filed as exhibit 10.5 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference

10.19	Agreement to Assign Operating Agreement dated April 30, 2020, filed as exhibit 10.6 to the current report on Form 8-K filed on May 1, 2020 and incorporated herein by reference
10.20	Share Purchase Agreement by and Among The Company, Jiazhen Li, Long Liao and Chunyong Zheng, dated June 30, 2020, filed as exhibit 10.1 to the current report on Form 8-K filed on July 6, 2020 and incorporated herein by reference
10.21	Placement Agency Agreement, dated as of February 18, 2021, by and between the Company and Univest Securities, LLC, filed as exhibit 10.1 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
10.22	Securities Purchase Agreement, dated as of February 18, 2021, by and between the Company and certain Investors, filed as exhibit 10.2 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
10.23	Asset Purchase Agreement dated February 23, 2021, filed as exhibit 10.1 to the current report on Form 8-K filed on March 1, 2021 and incorporated herein by reference
10.24	Share Purchase Agreement dated March 30, 2021, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 31, 2021 and incorporated herein by reference
10.25	Amended and Restated Asset Purchase Agreement dated April 16, 2021, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 19, 2021 and incorporated by reference
10.26	Amendment to the Amended and Restated Asset Purchase Agreement dated May 28, 2021, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 1, 2021 and incorporated herein by reference
10.27	English Translation of the Joint Venture Agreement between the Company and Zhongyou Technology (Shenzhen) Co., Ltd. dated June 1, 2021, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 7, 2021 and incorporated herein by reference
10.28	Asset Purchase Agreement dated July 28, 2021, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on August 3, 2021 and incorporated herein by reference
10.29	Asset Purchase Agreement dated September 27, 2021, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 1, 2021 and incorporated herein by reference
10.30	Termination Agreement dated February 23, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 24, 2022 and incorporated herein by reference
10.31	Share Purchase Agreement by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Yuanma Food and Beverage Management Co., Ltd. and the shareholders of Shanghai Yuanma Food and Beverage Management Co., Ltd., dated April 14, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 14, 2022 and incorporated herein by reference

10.32	Technical Consultation and Service Agreement, by and between Makesi IoT Technology (Shanghai) Co., Ltd. and Shanghai Yuanma Food and Beverage Management Co., Ltd., dated June 21, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 27, 2022 and incorporated herein by reference
10.33	Equity Pledge Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Yuanma Food and Beverage Management Co., Ltd. and the shareholders of Shanghai Yuanma Food and Beverage Management Co., Ltd., dated June 21, 2022, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 27, 2022 and incorporated herein by reference
10.34	Equity Option Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Yuanma Food and Beverage Management Co., Ltd. and the shareholders of Shanghai Yuanma Food and Beverage Management Co., Ltd., dated June 21, 2022, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on June 27, 2022 and incorporated herein by reference
10.35	Voting Rights Proxy and Financial Support Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Yuanma Food and Beverage Management Co., Ltd. and the shareholders of Shanghai Yuanma Food and Beverage Management Co., Ltd., dated June 21, 2022, filed as exhibit 10.4 to the Current Report on Form 8-K of the Company filed on June 27, 2022 and incorporated herein by reference
10.36	Share Purchase Agreement by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 19, 2022 and incorporated herein by reference
10.37	Technical Consultation and Service Agreement, by and between Makesi IoT Technology (Shanghai) Co., Ltd. and Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.38	Equity Pledge Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.39	Equity Option Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.40	Voting Rights Proxy and Financial Support Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference

10.41	Agreement to Assign Technical Consultation and Service Agreement, by and between Makesi IoT Technology (Shanghai) Co., Ltd. and Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.42	Agreement to Assign Equity Pledge Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.43	Agreement to Assign Equity Option Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.44	Agreement to Assign Voting Rights Proxy and Financial Support Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.4 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.45	Termination Agreement by and among Makesi IoT Technology (Shanghai) Co., Ltd., Sichuan Wuge Network Games Co., Ltd. and the shareholders of Sichuan Wuge Network Games Co., Ltd., dated September 28, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 30, 2022 and incorporated herein by reference
10.46	Employment Agreement between the Company and Yi Li dated April 25, 2019, filed as exhibit 10.1 to the current report on Form 8-K filed on April 26, 2019 and incorporated herein by reference
10.47	Employment Agreement between the Company and Xiangtian Zhu, dated April 5, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 5, 2022 and incorporated herein by reference
10.48	Employment Agreement between the Company and Hongxiang Yu, dated October 4, 2022, filed as exhibit 10.5 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.49	Employment Agreement between the Company and Shuang Zhang, dated October 4, 2022, filed as exhibit 10.6 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.50	Employment Agreement between the Company and Lu Cai, dated February 9, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 9, 2023 and incorporated herein by reference
10.51	Director Offer Letter to Junhong He, dated September 19, 2022, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 19, 2022 and incorporated herein by reference
10.52	Director Offer Letter to Jing Zhang, dated September 19, 2022, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on September 19, 2022 and incorporated herein by reference
10.53	Director Offer Letter to Shuaiheng Zhang, dated February 9, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 9, 2023 and incorporated herein by reference
10.54	Director Offer Letter to Yi Zhong, dated February 17, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 17, 2023 and incorporated herein by reference

14.1	Code of Business and Ethics, filed as exhibit 14.1 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
21.1*	List of Subsidiaries
23.1*	Consent of Enrome LLP
23.2*	Consent of Enrome LLP
23.3*	Consent of WWC, P.C.
23.4*	Consent of WWC, P.C.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by 18 U.S.C. 1350.*
32.2	Certification of the Chief Financial Officer required by 18 U.S.C. 1350.*
99.1	Form of Audit Committee Charter, filed as exhibit 99.1 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
99.2	Form of Compensation Committee Charter, filed as exhibit 99.2 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of GD Culture Group Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GD Culture Group Limited and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that were material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Goodwill-Shanghai Hightlight Media Co., Ltd. (“Hightlight Media”)

As described in Note 3 and Note 10 to the consolidated financial statements, the Company acquired Hightlight Media. The goodwill arising on this acquisition amounted to $2.12 million as of December 31,2022.

Management assessed goodwill for potential impairment as of December 31 2022 by comparing the carrying amount of the cash-generating unit to which goodwill has been allocated with the recoverable amount determined by assessing the value-in-use (“VIU”) by preparing a discounted cash flow forecast. Preparing a discounted cash flow forecast involves the exercise of significant management judgement, in particular in forecasting revenue growth and operating profit and in determining an appropriate discount rate

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company has elected to perform quantitative assessment. In the quantitative assessment, the Company’s evaluation of goodwill for impairment involves the comparison of the fair value of Hightlight Media to the carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge. Based on the quantitative assessment performed, if it is more likely than not that the fair value is less than its carrying amount. During the year ended December 31, 2022, no impairment charge on goodwill arising on this acquisition of Hightlight Media was recognized based on the quantitative assessment performed.

We identified goodwill impairment for the Hightlight Media as a critical audit matter because it is the material to the consolidated financial statements of the Company and certain significant judgments in respect of the assumption made which are inherently uncertain and could be subject to management bias made by management to estimate the fair value of the Hightlight Media and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin.

Our audit procedures relating to the discount rate and forecasts of future revenue and operating margin used by management to estimate the fair value of the Hightlight Media included the following, among others:

●	We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s forecasts.

●	We evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

a.	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation;

b.	Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Enrome LLP
Certified Public Accountants
PCAOB ID: 6907

We have served as the Company’s auditor since September 23,2022.

Singapore
March 31, 2023

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

San Mateo, California
March 31, 2022

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$389,108	$14,588,330
Accounts receivable, net	194,520	-
Other receivables, net	1,026,293	728,361
Other receivable - related party	-	610,948
Inventories	-	3,714
Total current assets	1,609,921	15,931,353

PLANT AND EQUIPMENT, NET	502	283,896

RIGHT-OF-USE ASSETS	-	22,733

OTHER ASSETS
Prepayments for purchases of equipment	-	27,706,681
Goodwill	2,190,485	6,590,339
Intangible assets, net	-	255

Total other assets	2,190,485	34,297,275

Total assets	$3,800,908	$50,535,257

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$127,475	$3,543,839
Other payables and accrued liabilities	2,099	5,005,271
Other payables - related parties	195,732	466,407
Customer deposits	-	7,171,255
Lease liabilities - current	-	13,338
Taxes payable	8,478	2,246,418
Total current liabilities	333,784	18,446,528

OTHER LIABILITIES
Lease liabilities – non-current	-	8,738
Total other liabilities	-	8,738

Total liabilities	333,784	18,455,266

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of December 31,2022 and 2021, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 1,844,877 and 1,543,793 shares issued and outstanding as of December 31, 2022 and 2021, respectively	184	154
Additional paid-in capital	60,124,087	83,038,827
Statutory reserves	4,467	-
Stock subscriptions receivable	-	(25,165,728)
Accumulated deficit	(56,841,074)	(26,019,119)
Accumulated other comprehensive income	179,460	225,857
Total shareholders’ equity	3,467,124	32,079,991

Total liabilities and shareholders’ equity	$3,800,908	$50,535,257

*	Giving retroactive effect to the 1-for-30 reverse stock split effective on November 9, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	For the year ended December 31,
	2022	2021
REVENUES
Enterprise brand management services	$153,304	$-

TOTAL REVENUES	153,304	-

COST OF REVENUES
Enterprise brand management services	97,770	-

TOTAL COST OF REVENUES	97,770	-

GROSS PROFIT	55,534	-

OPERATING EXPENSES (INCOME)
Selling, general and administrative	475,857	19,546,151
Provision for doubtful accounts	3,120	-
TOTAL OPERATING EXPENSES	478,977	19,546,151

LOSS FROM OPERATIONS	(423,443)	(19,546,151)

OTHER INCOME (EXPENSE)
Interest income	23	799
Interest expense	(87)	-
Other income, net	1	-
		-
Total other expense (income), net	(63)	799

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(423,506)	(19,545,352)

PROVISION FOR INCOME TAXES	1,146	-

LOSS FROM CONTINUING OPERATIONS	(424,652)	(19,545,352)

Discontinued operations:

Loss (income) from discontinued operations, net of taxes	(26,336,694)	3,745,098
Loss on disposal, net of taxes	(4,060,609)	(11,170,638)

Net loss	(30,821,955)	(26,970,892)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(46,397)	(709,780)

COMPREHENSIVE LOSS	$(30,868,352)	$(27,680,672)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	1,531,316	1,324,958

Loss per share from continuing operations
Basic and diluted	(0.28)	(14.75)

Loss per share from discontinued operations
Basic and diluted	(19.85)	(5.60)

Loss per share available to common shareholders
Basic and diluted	$(20.13)	$(20.36)

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the year ended December 31, 2021
					Additional	Stock	Retained Earnings		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2021	-	-	980,423	98	20,025,248	-	-	951,773	935,637	21,912,755
Net loss	-	-	-	-	-	-	-	(26,970,892)	-	(26,970,892)
Issuance of common stock for Bonus	-	-	30,850	3	2,563,616	-	-	-	-	2,563,619
Issuance of common stock for purchase Bitcoin mining machines	-	-	52,927	5	6,159,995	-	-	-	-	6,160,000
Issuance of common stock for purchase digital currency mining machines	-	-	254,916	25	16,442,084	-	-	-	-	16,442,111
Issuance of shares for cash	-	-	138,889	14	22,539,982	-	-	-	-	22,539,996
Issuance of common stock for employee compensation	-	-	100,000	10	16,923,840	-	-	-	-	16,923,850
The cancellation of the common stock	-	-	(14,212)	(1)	(1,615,938)	-	-	-	-	(1,615,939)
Stock subscription receivable from issuance of common stock	-	-	-	-	-	(25,165,728)	-	-	-	(25,165,728)
Foreign currency translation	-	-	-	-	-	-	-	-	(709,780)	(709,780)
BALANCE, December 31, 2021	-	$-	1,543,793	$154	$83,038,827	$(25,165,728)	$-	$(26,019,119)	$225,857	$32,079,991

For the year ended December 31, 2022
					Additional	Stock	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2022	-	-	1,543,793	154	83,038,827	(25,165,728)	-	(26,019,119)	225,857	32,079,991
Net loss	-	-	-	-	-	-	-	(30,821,955)	-	(30,821,955)
Issuance of common stock for acquisition Yuan Ma	-	-	256,000	26	7,679,974	-	-	-	-	7,680,000
Issuance of common stock for acquisition Highlight Media	-	-	300,000	30	2,249,970	-	4,467	-	-	2,254,467
The cancellation of the common stock	-	-	(254,916)	(26)	(32,844,684)	-	-	-	-	(32,844,710)
Stock subscription receivable from issuance of common stock	-	-	-	-	-	25,165,728	-	-	-	25,165,728
Foreign currency translation	-	-	-	-	-	-	-	-	(46,397)	(46,397)
BALANCE, December 31, 2022	-	$-	1,844,877	$184	$60,124,087	$-	$4,467	$(56,841,074)	$179,460	$3,467,124

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(30,821,955)	$(26,970,892)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	718	59,089
Amortization of intangible assets	-	1,240,281
Impairment of prepayments	20,082,123	-
Issuance of common stock for employee compensation	-	16,923,850
Issuance of common stock for Bonus	-	2,563,618
Disposal of the company	4,060,609	11,170,638
Goodwill impairment	6,590,339	1,163,001
Change in operating assets and liabilities
Accounts receivables	(158,392)	(420,731)
Other receivables	1,540	469,542
Other receivable - related party	189,320	(371,035)
Inventories	(2,946)	(591,636)
Prepayments	(66,823)	(27,626,241)
Accounts payable	291,234	2,746,201
Other payables and accrued liabilities	227,636	5,362,044
Customer deposits	(2,116,847)	6,582,582
Lease liabilities	(484)	2,587
Taxes payable	837,717	2,186,050
Net cash used in operating activities	(886,211)	(5,511,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from acquisition of Highlight Media	215,880	-
Net decrease in cash from disposal of discontinued operations	(12,702,666)	(961,706)
Purchase of equipment	(6,566)	(308,778)
Net cash used in investing activities	(12,493,352)	(1,270,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	22,539,996
Proceeds from short-term loans - bank	-	255,766

Net cash provided by financing activities	-	22,795,762

EFFECT OF EXCHANGE RATE ON CASH	(819,659)	(2,424,613)

NET (DECREASE)/INCREASE IN CASH	(14,199,222)	13,589,613

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,588,330	998,717

CASH AND CASH EQUIVALENTS, END OF YEAR	$389,108	$14,588,330

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$1,022	$7,804

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for Bonus	-	2,563,618
Issuance of common stock for purchase Bitcoin mining machines	-	6,160,000
Issuance of common stock for purchase digital currency mining machines	-	16,442,111
Issuance of common stock for employee compensation	-	16,923,850
Issuance of common stock for acquisition Yuan Ma	7,680,000	-
Issuance of common stock for acquisition Highlight Media	2,250,000	-
The cancellation of the common stock	32,844,710	1,615,939
Initial recognition of right-of-use assets and lease liabilities	-	22,076

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

GD Culture Group Limited (“GDC” or the “Company”), formerly known as Code Chain New Continent Limited, TMSR Holding Company Limited and JM Global Holding Company is a Nevada corporation and a holding company that has no material operation of its own. The Company’ subsidiaries, Citi Profit Investment Holding Limited (“Citi Profit”), TMSR Holdings Limited (“TMSR HK”), Highlights Culture Holding Co., Limited (“Highlight HK”), Shanghai Highlight Entertainment Co., Ltd. (“Highlight WFOE”) and Makesi IoT Technology (Shanghai) Co., Ltd. (“Makesi WFOE”) are also holding companies with material operations.

Highlight WFOE has a series of contractual arrangement with Shanghai Highlight Media Co., Ltd. (“Highlight Media”) that established a VIE structure. For accounting purposes, Highlight WFOE is the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, CCNC treats Highlight Media as the consolidated affiliated entity and has consolidated Highlight Media’s financial results in CCNC’s financial statements. Highlight Media was founded in 2016. It is an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. It is committed to becoming a modern science and technology media organization that fully empowers the development of customer enterprises in the era of artificial intelligence and big data.

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

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements reflect the activities of GDC and each of the following entities:

Name	Background	Ownership
Citi Profit BVI	● A British Virgin Island company Incorporated on April 2019	100% owned by the Company

Makesi WFOE	● A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”) Incorporated on December 2020	100% owned by TMSR HK

Citi Profit BVI	● A British Virgin Island company	100% owned by the Company
● Incorporated on April 2019

TMSR HK	● A Hong Kong company	100% owned by Citi Profit BVI
● Incorporated on April 2019

Highlight HK	● A Hong Kong company	100% owned by Citi Profit BVI
● Incorporated on November 2022

Makesi WFOE	● A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TMSR HK
● Incorporated on December 2020

Highlight WFOE	● A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Highlight HK
● Incorporated on January 2023

Rong Hai[1]	● A PRC limited liability company	VIE of Tongrong WFOE
● Incorporated on May 20, 2009
● Registered capital of USD 3,171,655 (RMB 20,180,000), fully funded
● Coal wholesales and sales of coke, steels, construction materials, mechanical equipment and steel scrap

Wuge[2]	● A PRC limited liability company	VIE of Makesi WFOE
● Incorporated on July 4, 2019

Highlight Media	● A PRC limited liability company	VIE of Makesi WFOE
● Incorporated on September 16, 2022

[1]	Disposed on March 31, 2021
[2]	Disposed on September 28, 2022

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 27, 2023, Highlight WFOE entered into a series of assignment agreements (the “Assignment Agreements”) with Makesi WFOE, Shanghai Highlight and Highlight Shareholders, pursuant to which Makesi WFOE assign all its rights and obligations under the VIE Agreements to Highlight WFOE (the “Assignment”). The VIE Agreements and the Assignment Agreements grant Highlight WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Shanghai Highlight, including absolute rights to control the management, operations, assets, property and revenue of Shanghai Highlight. The Assignment does not have any impact on Company’s consolidated financial statements.

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

Principles of consolidation

The consolidated financial statements of the Company include the accounts of GDC and its wholly owned subsidiaries and VIEs. All intercompany transactions and balances are eliminated upon consolidation.

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

Translation adjustments included in accumulated other comprehensive income amounted to $179,383 and $225,857 as of December 31, 2022 and 2021, respectively. The balance sheet amounts, with the exception of shareholders’ equity as of December 31, 2022 and 2021 were translated at 6.38 RMB and 6.90 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the years ended December 31, 2022 and 2021 were 6.73 RMB and 6.45 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the weighted average method in Wuge. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and recognize an impairment charge against the inventory when the carrying value exceeds net realizable value. As of December 31, 2022 and 2021, no obsolescence and cost in excess of net realizable value were recognized.

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

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method after consideration of the estimated useful lives of the assets and estimated residual value. The estimated useful lives and residual value are as follows:

	Useful Life	Estimated Residual Value
Office equipment and furniture	5 years	5%
Automobile	5 years	5%

The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income (loss) and comprehensive loss. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

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

Useful Life
Patents	10 - 20 years
Software	5 years

Lease

The Company determines if an arrangement is a lease at inception. Leases that transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as finance leases as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases. The Company has no significant finance leases.

The Company recognizes lease liabilities and corresponding right-of-use assets on the balance sheet for leases. Operating lease right-of-use assets are included in non-current prepayments, receivables and other assets and operating lease liabilities are included in current accrued expenses, accounts payable and other liabilities and other non-current liabilities on the consolidated balance sheets. Operating lease right-of-use assets and operating lease liabilities are initially recognized based on the present value of future lease payments at lease commencement. The operating lease right-of-use asset also includes any lease payments made prior to lease commencement and the initial direct costs incurred by the lessee and is recorded net of any lease incentives received. As the interest rates implicit in most of the leases are not readily determinable, the Company uses the incremental borrowing rates based on the information available at lease commencement to determine the present value of the future lease payments. Operating lease expenses are recognized on a straight-line basis over the term of the lease.

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. In accordance with ASC 350, the Company may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors such as macroeconomic conditions, industry and market considerations, overall financial performance of the reporting unit, and other specific information related to the operations, business plans and strategies of the reporting unit, including consideration of the impact of the COVID-19 pandemic. Based on the qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the quantitative impairment test is performed. The Company may also bypass the qualitative assessment and proceed directly to perform the quantitative impairment test. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized as impairment. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, allocation of assets, liabilities and goodwill to reporting units, and determination of the fair value of each reporting unit.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

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

Payments received prior to the relevant criteria for revenue recognition are met, are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the year ended December 31,
	2022	2021
Revenues –Enterprise brand management services	$153,304	$-
Total revenues	$153,304	$-

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the year ended December 31, 2022 and 2021. As of December 31, 2022, the Company’s PRC tax returns filed for 2019, 2020 and 2021 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the nine months ended December 31, 2022 and 2021, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the year ended December 31, 2022 and 2021.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The new amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which provides guidance on the disclosure of transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The new guidance is required to be applied either prospectively to all transactions within the scope of ASU 2021-10 that are reflected in financial statements at the date of adoption and new transactions that are entered into after the date of adoption or retrospectively to those transactions. This guidance is effective for the Company for the year ending March 31, 2023. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on the financial position, results of operations and cash flows.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for the Company for the year ending March 31, 2025 and interim reporting periods during the year ending March 31, 2025. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on the financial position, results of operations and cash flows.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

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

On February 27, 2023, Highlight WFOE entered into a series of assignment agreements (the “Assignment Agreements”) with Makesi WFOE, Shanghai Highlight and Highlight Shareholders, pursuant to which Makesi WFOE assign all its rights and obligations under the VIE Agreements to Highlight WFOE (the “Assignment”). The VIE Agreements and the Assignment Agreements grant Highlight WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Shanghai Highlight, including absolute rights to control the management, operations, assets, property and revenue of Shanghai Highlight. The Assignment does not have any impact on Company’s consolidated financial statements.

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

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

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

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 27, 2023, Highlight WFOE entered into a series of assignment agreements (the “Assignment Agreements”) with Makesi WFOE, Shanghai Highlight and Highlight Shareholders, pursuant to which Makesi WFOE assign all its rights and obligations under the VIE Agreements to Highlight WFOE (the “Assignment”). The VIE Agreements and the Assignment Agreements grant Highlight WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Shanghai Highlight, including absolute rights to control the management, operations, assets, property and revenue of Shanghai Highlight. The Assignment does not have any impact on Company’s consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Highlight WFOE is deemed to have a controlling financial interest and be the primary beneficiary of Highlight Media because it has both of the following characteristics:

(1) The power to direct activities at Highlight Media that most significantly impact such entity’s economic performance, and

(2) The obligation to absorb losses of, and the right to receive benefits from Highlight Media that could potentially be significant to such entity.

Accordingly, the accounts of Highlight Media are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, Its financial positions and results of operations are included in the Company’s consolidated financial statements beginning on December 31, 2022.

The carrying amount of the VIE’s assets and liabilities are as follows:

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	215,880	14,385,549
Accounts receivable, net	194,520	-
Other receivables, net	78,293	1,600,240
Other receivable - related party	-	610,948
Inventories	-	3,714
Prepayments	-	657,858
Total current assets	$488,693	$17,258,309
Property, plants and equipment	502	284,151
Other noncurrent assets	-	1,825,048
Goodwill	2,190,485	6,590,339
Total assets	2,679,680	25,957,847

Current liabilities	333,784	15,825,043
Non-current liabilities	-	8,738
Total liabilities	333,784	15,833,781
Net assets	$2,345,896	$10,124,066

	December 31,	December 31,
	2022	2021
Accounts payable	$116,105	$3,202,771
Other payables and accrued liabilities	13,469	1,622,689
Other payables – related party	195,732	2,841,242
Tax payables	8,478	973,748
Customer Advances	-	7,171,255
Lease liabilities	-	13,338
Total current liabilities	333,784	15,825,043
Lease liabilities - noncurrent	-	8,738
Total liabilities	$333,784	$15,833,781

The summarized operating results of the VIE’s are as follows:

For the Year ended December 31,
2022
Operating revenues	$153,304
Gross profit	55,534
Income from operations	118,489
Net income	$117,406

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Accounts receivable

Accounts receivable consist of the following:

	December 31, 2022	December 31, 2021

Accounts receivable	$197,640	$-
Less: Allowance for doubtful accounts	(3,120)	-
Total accounts receivable, net	$194,520	$-

Movement of allowance for doubtful accounts is as follows:

	December 31, 2022	December 31, 2021

Beginning balance	$-	$-
Addition	(3,120)	-
Ending balance	$(3,120)	$-

Note 6 – Other receivables

	December 31, 2022	December 31, 2021

Receivable from disposal of Wuge	$948,000	$-
Others	78,293	728,361
Total other receivables, net	$1,026,293	$728,361

The balance of $948,000 on December 31, 2022 is the consideration required to be received upon disposal of Wuge, the shares that have cancelled their corresponding value on March 9, 2023.

Note 7 – Inventories

Inventories consist of the following:

	December 31, 2022	December 31, 2021

Finished goods	$-	$3,714
Total inventories	$-	$3,714

Note 8 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2022	December 31, 2021

Office equipment and furniture	10,039	124,248
Automobile	-	219,895
Subtotal	10,039	344,143
Less: accumulated depreciation	(9,537)	(60,247)
Total	$502	$283,896

Depreciation expense for the year ended December 31, 2022 and 2021 amounted to $718 and $59,089, respectively.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Intangible assets, net

Intangible assets consist of the following:

	December 31, 2022	December 31, 2021

Development of technology	$-	$784,227
Software	-	612
Less: accumulated amortization	-	(784,584)
Net intangible assets	$-	$255

Amortization expense for the year ended December 31, 2022 and 2021 amounted to nil and $1,240,281, respectively.

Note 10 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Highlight Media	Wuge	Total
Balance as of December 31, 2021	$-	$6,590,339	$6,590,339
Goodwill acquired through acquisition	2,190,485		2,190,485
Goodwill impairments		(6,590,339)	(6,590,339)
Balance as of December 31, 2022	$2,190,485	$-	$2,190,485

Note 11 – Related party balances and transactions

Related party balances

a.	Other receivable – related party:

Name of related party	Relationship	December 31, 2022	December 31, 2021

Chengdu Yuan Code Chain Technology Co. Ltd	A company controlled by former shareholder of the Company	$-	$513,387
Marchain (Shanghai) Network Technology Co., LTD	A company controlled by shareholder of the Company	-	78,423
Chenghua District Code To Code To Commerce And Trade Department	A company controlled by employee of the Company	-	19,138
Total		-	610,948

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company advanced funds to the related party for technical services.

b.	Other payables – related parties:

Name of related party	Relationship	December 31, 2022	December 31, 2020

Chuanliu Ni	Chief Executive Officer and director of a former subsidiary	$-	$325,907
Zhong Hui Holding Limited	Shareholder of the Company	-	140,500
Shanghai Highlight Asset Management Co. LTD	A company in which shareholder hold shares	195,732	-
Total		$195,732	$466,407

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 12 – Taxes

Income tax

United States

GDC was organized in the state of Delaware in April 2015 and re- year ended December 31, 2022 amounted to approximately $21.2 million. As of December 31, 2022, GDC’s net operating loss carry forward for United States income taxes was approximately $4.6 million. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there are no impact of GILTI for the nine months ended December 31, 2022 and 2021, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

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

Hong Kong

TMSR HK and Highlight HK are incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, TMSR HK and Highlight HK are exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRC

Makesi WFOE, Highlight WFOE and Highlight Media are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	December 31, 2022	December 31, 2021

Net operating losses carried forward – U.S.	$4,574,581	$5,191,512
Valuation allowance	(4,574,581)	(5,191,512)
Deferred tax assets, net	$-	$-

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

Taxes payable consisted of the following:

	December 31, 2022	December 31, 2021

VAT taxes payable	$8,478	$973,748
Income taxes payable	-	1,272,670
Total	$8,478	$2,246,418

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of December 31, 2022 and 2021, $215,880 and $14,385,549 and were deposited with various financial institutions located in the PRC, respectively. As of December 31, 2022 and 2021, $173,228 and $202,781 were deposited with one financial institution located in the U.S., respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Note 14 – Equity

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by Makesi WFOE and Highlight WFOE only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the accompanying unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Makesi WFOE and Highlight WFOE.

Makesi WFOE, Highlight WFOE and Highlight Media are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Makesi WFOE and Highlight WFOE may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. Highlight Media may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by State Administration of Foreign Exchange.

As a result of the foregoing restrictions, Makesi WFOE, Highlight WFOE and Highlight Media are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Makesi WFOE, Highlight WFOE and Highlight Media from transferring funds to TMSR HK in the form of dividends, loans and advances. As of December 31, 2022 and 2021, amounts restricted are the net assets of Makesi WFOE, Highlight WFOE and Highlight Media which amounted to $492,315 and $4,519,455, respectively.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

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

The summary of warrant activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Warrants	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2021	4,539,674	151,323	$172.5	2.13
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
December 31, 2022	4,539,674	151,323	$172.5	0.10

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summary of option activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Options	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2021	824,000	27,467	$150.00	2.13
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
December 31, 2022	824,000	27,467	$150.00	0.10

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

The following represents assets by division as of:

Total assets as of	December 31, 2022	December 31, 2021
Highlight Media	$492,315	$-
Wuge	-	19,367,508
GDC, Citi Profit BVI , TMSR HK , Highlight HK, Highlight WFOE and Makesi WFOE	3,311,713	31,167,749
Total Assets	$3,804,028	$50,535,257

Total revenues of	December 31, 2022	December 31, 2021
Highlight Media	$153,304	$-
GDC, Citi Profit BVI , TMSR HK , Highlight HK, Highlight WFOE and Makesi WFOE	-	-
Total revenues	$153,304	$-

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Discontinued Operations

The following depicts the financial position for the discounted operations of Tongrong WOFE, Rong Hai and Wuge as of December 31, 2022 and 2021, and the result of operations for the discounted operations of Tongrong WOFE, Rong Hai and Wuge for the nine months ended December 31, 2022 and 2021.

Results of Operations	December 31, 2022	December 31, 2021
REVENUES
Wuge digital door signs	$7,616,615	$25,029,949
Fuel materials	-	4,890,734
TOTAL REVENUES	7,616,615	29,920,683

COST OF REVENUES
Wuge digital door signs	5,527,950	16,779,949
Fuel materials	-	4,690,388
TOTAL COST OF REVENUES	5,527,950	21,470,337

GROSS PROFIT	2,088,665	8,450,346

OPERATING EXPENSES
Selling, general and administrative	8,163,595	3,510,705
Impairment of prepayments	20,082,123

TOTAL OPERATING EXPENSES	28,245,718	3,510,705

LOSS (INCOME) FROM OPERATIONS	(26,157,053)	4,939,641

OTHER INCOME (EXPENSE)
Interest income	65,251	50,509
Interest expense	(935)	(7,804)
Investment income	-	-
Other income, net	70,830	66,789
Total other income, net	135,146	109,494

LOSS (INCOME) BEFORE INCOME TAXES	(26,021,907)	5,049,135

PROVISION FOR INCOME TAXES	314,787	1,304,037
NET LOSS (INCOME)	$(26,336,694)	$3,745,098

Note 18 – Subsequent events

Effective as of January 10, 2023, GD Culture Group Limited (the “Company”) changed its corporate name from “Code Chain New Continent Limited” to “GD Culture Group Limited”, pursuant to a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) filed with the Secretary of State of the State of Nevada (the “Name Change”).

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Name Change, effective as of the opening of trading on January 10, 2023, the Company’s common stock is trading on the Nasdaq Capital Market under the ticker symbol “GDC” and the Company’s warrants (the “Warrants”) to purchase one-thirtieth of one shares of Common Stock at a price of $172.50 per whole share is quoting on the OTC Pink Market under the ticker symbol “CCNCW”. The CUSIP numbers for the Company’s common stock and Warrants remain the same. The warrants expired on February 5, 2023.

On February 9, 2023, approved by the Board of Directors of GD Culture Group Limited (the “Company”), Ms. Lu Cai was appointed as the Chief Operating Officer of the Company, effective February 9, 2023.

On February 9, 2023, Ms. Jing Zhang tendered her resignation as a director and a member of the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee of the Company, effective February 9, 2023. The resignation of Ms. Jing Zhang was not a result of any disagreement with the Company’s operations, policies or procedures.

On February 9, 2023, approved by the Board of Directors, the Nominating and Corporate Governance Committee and the Compensation Committee, Mr. Shuaiheng Zhang was appointed as a director and a member of the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee of the Company, effective February 9, 2023.

On February 17, 2023, Ms. Junhe Hong tendered her resignation as a director and a member of the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee of the Company, effective February 17, 2023. The resignation of Ms. Junhe Hong was not a result of any disagreement with the Company’s operations, policies or procedures.

On February 17, 2023, approved by the Board of Directors, the Nominating and Corporate Governance Committee and the Compensation Committee, Mr. Yi Zhong was appointed as a director and a member of the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee of the Company, effective February 17, 2023.

As previously disclosed on the current report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2022, on September 28, 2022, Makesi IoT Technology (Shanghai) Co., Ltd. (“Makesi WFOE”), a indirect subsidiary of GD Culture Group Limited (the “Company”), entered into a termination agreement with Sichuan Wuge Network Games Co., Ltd. (“Wuge”) and shareholders of Wuge (the “Wuge Shareholders”) to cancel 133,333 shares of common stock, after giving effect to the reverse stock split which became effective on November 9, 2022 (the “Shares”), that were issued to the Wuge Shareholders, and to terminate certain technical consultation and services agreement., equity pledge agreement, equity option agreement, voting rights proxy and financial support agreement, by and among Tongrong Technology (Jiangsu) Co., Ltd., a then indirect subsidiary of the Company (“Tongrong WFOE”), Wuge and the Wuge Shareholders, which were assigned by Tongrong WFOE to Makesi WFOE. On March 9, 2023, the Shares were cancelled.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2023.

GD CULTURE GROUP LIMITED

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

Name	Position	Date

/s/ Hongxiang Yu	Chief Executive Officer, President and Chairman of the Board of Directors	March 31, 2023
Hongxiang Yu	(Principal Executive Officer)

/s/ Yi Li	Chief Financial Officer and Secretary	March 31, 2023
Yi Li	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mingyue Cai	Director	March 31, 2023
Mingyue Cai

/s/ Yi Zhong	Director	March 31, 2023
Yi Zhong

/s/ Shuaiheng Zhang	Director	March 31, 2023
Shuaiheng Zhang