Form 10-Q
period 2023-03-31
GD Culture Group Ltd
filed 2023-05-15
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Registrant’s telephone number, including area code: +852-95791074

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 15, 2023, there were 2,866,063 shares of the Company’s common stock issued and outstanding.

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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors” of our Annual Report of Form 10-K for the fiscal year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,169	$389,108
Accounts receivable, net	133,619	194,520
Other receivables, net	94,292	1,026,293
Prepayments	187,912	-
Total current assets	425,992	1,609,921

PLANT AND EQUIPMENT, NET	504	502

OTHER ASSETS
Goodwill	2,199,926	2,190,485

Total other assets	2,199,926	2,190,485

Total assets	$2,626,422	$3,800,908

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$86,937	$127,475
Other payables and accrued liabilities	3,391	2,099
Other payables - related parties	24,404	195,732
Taxes payable	3,686	8,478
Total current liabilities	118,418	333,784

OTHER LIABILITIES
Lease liabilities – non-current	-	-
Total other liabilities	-	-

Total liabilities	118,418	333,784

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 1,711,544 and 1,844,877 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	171	184
Additional paid-in capital	59,176,101	60,124,087
Statutory reserves	4,467	4,467
Stock subscriptions receivable	-	-
Accumulated deficit	(56,862,383)	(56,841,074)
Accumulated other comprehensive income	189,648	179,460
Total shareholders’ equity	2,508,004	3,467,124

Total liabilities and shareholders’ equity	$2,626,422	$3,800,908

*	Giving retroactive effect to the 1-for-30 reverse stock split effective on November 9, 2022.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
REVENUES
Enterprise brand management services	$75,374	$-
TOTAL REVENUES	75,374	-

COST OF REVENUES
Enterprise brand management services	56,148	-
TOTAL COST OF REVENUES	56,148	-
GROSS PROFIT	19,226	-

OPERATING EXPENSES (INCOME)
Selling, general and administrative	41,224	63,699
Impairment of prepayments	-	-
TOTAL OPERATING EXPENSES	41,224	63,699

INCOME FROM OPERATIONS	(21,998)	(63,699)

OTHER INCOME (EXPENSE)
Interest income	19	-
Other expense, net	670	-
Total other expense, net	689	-

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(21,309)	(63,699)
PROVISION FOR INCOME TAXES	-	-
LOSS FROM CONTINUING OPERATIONS	(21,309)	(63,699)

Discontinued operations:
Loss from discontinued operations, net of taxes	-	1,049,575
Loss on disposal, net of taxes	-	-
Net loss (income)	(21,309)	985,876

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	10,188	28,908
COMPREHENSIVE LOSS	$(11,121)	$1,014,784

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	1,810,420	1,429,927

Loss per share from continuing operations
Basic and diluted	(0.01)	(0.04)

Loss per share from discontinued operations
Basic and diluted	-	0.73

Loss per share available to common shareholders
Basic and diluted*	$(2.87)	$0.69

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2022
					Additional	Stock	Retained Earnings (Accumulated Deficit)		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2022	-	-	1,543,793	154	83,038,827	(25,165,728)	-	(26,019,119)	225,857	32,079,991
Net income	-	-	-	-	-	-	-	985,876	-	985,876
The cancellation of the common stock	-	-	(254,916)	(25)	(16,442,086)	-	-	-	-	(16,442,111)
Stock subscription receivable from issuance of common stock						16,442,110				16,442,110
Foreign currency translation	-	-	-	-	-	-	-	-	28,908	28,908
BALANCE, March 31, 2022 (Unaudited)	-	$-	1,288,877	$129	$66,596,742	$(8,723,618)	$-	$(25,033,243)	$254,765	$33,094,774

	For the Three Months Ended March 31, 2023
					Additional	Stock	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2023	-	-	1,844,877	184	60,124,087	-	4,467	(56,841,074)	179,460	3,467,124
Net loss	-	-	-	-	-	-	-	(21,309)	-	(21,309)
The cancellation of the common stock	-	-	(133,333)	(13)	(947,986)	-	-	-	-	(947,999)
Foreign currency translation	-	-	-	-	-	-	-	-	10,188	10,188
BALANCE, March 31, 2023 (Unaudited)	-	$-	1,711,544	$171	$59,176,101	$-	$4,467	$(56,862,383)	$189,648	$2,508,004

GD CULTURE GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (income)	$(21,309)	$985,876
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	-	14,497
Amortization of intangible assets	-	51
Change in operating assets and liabilities

Accounts receivables	61,968	-
Other receivables	(15,720)	788
Other receivable - related party	-	200,690
Inventories	-	(3,123)
Prepayments	(187,968)	(197,578)
Accounts payable	(43,845)	347,643
Other payables and accrued liabilities	(168,914)	(291,625)
Customer deposits	-	(4,245,884)
Lease liabilities	-	(853)
Taxes payable	(4,846)	727,076
Net cash used in operating activities	(380,634)	(2,462,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(6,961)
Net cash used in investing activities	-	(6,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-
Proceeds from short-term loans - bank	-	-
Net cash provided by financing activities	-	-

EFFECT OF EXCHANGE RATE ON CASH	1,695	79,292

NET (DECREASE)/INCREASE IN CASH	(378,939)	(2,390,111)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	389,108	14,588,330
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,169	$12,198,219

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$299

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
The cancellation of the common stock	$948,000	$16,442,111
Initial recognition of right-of-use assets and lease liabilities	-	16,623

GD CULTURE GROUP LIMITED AND SUBSIDIARIES

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

Translation adjustments included in accumulated other comprehensive loss amounted to $189,648 and $179,383 as of March 31, 2023 and December 31, 2022, respectively. The balance sheet amounts, with the exception of shareholders’ equity at March 31, 2023 and December 31, 2022 were translated at 6.87 RMB and 6.38 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the three months ended March 31, 2023 and 2022 were 6.84 RMB and 6.35 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or net realizable value using the weighted average method in Highlight Media. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and recognize an impairment charge against the inventory when the carrying value exceeds net realizable value. As of March 31, 2023 and December 31, 2022, no obsolescence and cost in excess of net realizable value were recognized.

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

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method after consideration of the estimated useful lives of the assets and estimated residual value. The estimated useful lives and residual value are as follows:

	Useful Life	Estimated Residual Value
Office equipment and furnishing	5 years	5%
Automobile	5 years	5%

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

Payments received prior to the relevant criteria for revenue recognition are met, are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months Ended March 31,
	2023	2022
Revenues –Enterprise brand management services	$75,374	$-

Total revenues	$75,374	$-

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the three months ended March 31, 2023 and 2022. As of March 31, 2023, the Company’s PRC tax returns filed for 2020, 2021 and 2022 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the three months ended March 31, 2023 and 2022, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the three months ended March 31, 2023 and 2022.

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

Accordingly, the accounts of Highlight Media are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, Its financial positions and results of operations are included in the Company’s consolidated financial statements beginning on March 31, 2023.

The carrying amount of the VIE’s assets and liabilities are as follows:

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	9,973	215,880
Accounts receivable, net	133,619	194,520
Other receivables, net	94,292	78,293
Prepayments	14,881	-
Total current assets	$252,765	$488,693
Property, plants and equipment	504	502
Other noncurrent assets	-	-
Goodwill	2,199,926	2,190,485
Total assets	2,453,195	2,679,680

Current liabilities	118,418	333,784
Non-current liabilities	-	-
Total liabilities	118,418	333,784
Net assets	$2,334,777	$2,345,896

	March 31,	December 31,
	2023	2022
Accounts payable	$72,922	$116,105
Other payables and accrued liabilities	17,406	13,469
Other payables – related party	24,404	-
Tax payables	3,686	195,732
Customer Advances	-	8,478

Total current liabilities	118,418	333,784
Lease liabilities - noncurrent	-	-
Total liabilities	$118,418	$333,784

The summarized operating results of the VIE’s are as follows:

For the three months ended March 31,
2023
Operating revenues	$75,374
Gross profit	19,226
Income from operations	(21,998)
Net income	$(21,309)

Note 5 – Accounts receivable

Accounts receivable consist of the following:

	March 31, 2023	December 31, 2022

Accounts receivable	$136,752	$197,640
Less: Allowance for doubtful accounts	(3,133)	(3,120)
Total accounts receivable, net	$133,619	$194,520

Movement of allowance for doubtful accounts is as follows:

	March 31, 2023	December 31, 2022

Beginning balance	$(3,120)	$-
Addition	-	(3,120)
Exchange rate effect	(13)
Ending balance	$(3,133)	$(3,120)

Note 6 – Other receivables

	March 31, 2023	December 31, 2022

Receivable from disposal of Wuge	$-	$948,000
Others	94,292	78,293
Total other receivables, net	$94,292	$1,026,293

The balance of $948,000 on December 31, 2022 is the consideration required to be received upon disposal of Wuge, the shares that have cancelled their corresponding value on March 9, 2023.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2023	December 31, 2022
Office equipment and furniture	$10,082	$10,039
Automobile	-	-
Subtotal	10,082	10,039
Less: accumulated depreciation	(9,578)	(9,537)
Total	$504	$502

Depreciation expense for the three months ended March 31, 2023 and 2022 amounted to $0 and $14,497, respectively.

Note 8 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Highlight Media	Total
Balance as of December 31, 2022	$2,190,485	$2,190,485
Foreign currency translation adjustment	9,441	9,441

Balance as of March 31, 2023	$2,199,926	$2,199,926

Note 9 – Related party balances and transactions

Related party balances

Other payables – related parties:

Name of related party	Relationship	March 31, 2023	December 31, 2022

Shanghai Highlight Asset Management Co. LTD	A company in which shareholder hold shares	$24,404	$195,732

Total		$24,404	$195,732

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 10 – Taxes

Income tax

United States

GDC was organized in the state of Delaware in April 2015 and the three months ended March 31, 2023 amounted to nil. As of March 31, 2023, GDC’s net operating loss carry forward for United States income taxes was approximately $0. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there are no impact of GILTI for the three months ended March 31, 2023 and 2022, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

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

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	March 31, 2023	December 31, 2022
Net operating losses carried forward – U.S.	$-	$4,574,581
Valuation allowance	-	(4,574,581)
Deferred tax assets, net	$-	$-

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

Taxes payable consisted of the following:

	March 31, 2023	December 31, 2022
VAT taxes payable	$3,686	$8,478

Total	$3,686	$8,478

Note 11 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of March 31, 2023 and December 31, 2022, $9,973 and $215,880 and were deposited with various financial institutions located in the PRC, respectively. As of March 31, 2023 and December 31, 2022, $196 and $173,228 were deposited with one financial institution located in the U.S., respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

As a result of the foregoing restrictions, Makesi WFOE, Highlight WFOE and Highlight Media are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Makesi WFOE, Highlight WFOE and Highlight Media from transferring funds to TMSR HK in the form of dividends, loans and advances. As of March 31, 2023 and December 31, 2022, amounts restricted are the net assets of Makesi WFOE, Highlight WFOE and Highlight Media which amounted to $134,851 and $492,315, respectively.

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

The summary of warrant activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Warrants	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2022	4,539,674	151,323	$172.5	0.36
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
March 31, 2023	4,539,674	151,323	$172.5	-

The summary of option activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Options	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2022	824,000	27,467	$150.00	0.36
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
March 31, 2023	824,000	27,467	$150.00	-

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

The following represents assets by division as of:

Total assets as of	March 31, 2023	December 31, 2022
Highlight Media	$253,269	$492,315
GDC, Citi Profit BVI , TMSR HK , Highlight HK, Highlight WFOE and Makesi WFOE	2,373,153	3,311,713

Total Assets	$2,626,422	$3,804,028

Total revenues of	March 31, 2023	March 31, 2022
Highlight Media	$75,374	$-
GDC, Citi Profit BVI , TMSR HK , Highlight HK, Highlight WFOE and Makesi WFOE	-	-
	-	-
Total revenues	$75,374	$-

Note 15 – Discontinued Operations

The following depicts the financial position for the discounted operations of Tongrong WOFE, Rong Hai and Wuge as of March 31, 2023 and December 31, 2022, and the result of operations for the discounted operations of Tongrong WOFE, Rong Hai and Wuge for the three months ended March 31, 2023 and 2022.

Results of Operations	For the three months ended March 31, 2023	For the three months ended March 31, 2022
REVENUES
Wuge digital door signs	$-	$7,616,615

TOTAL REVENUES	-	7,616,615

COST OF REVENUES
Wuge digital door signs	-	5,527,950

TOTAL COST OF REVENUES	-	5,527,950

GROSS PROFIT	-	2,088,665

OPERATING EXPENSES
Selling, general and administrative	-	792,836

TOTAL OPERATING EXPENSES	-	792,836

INCOME FROM OPERATIONS	-	1,295,829

OTHER INCOME (EXPENSE)
Interest income	-	31,608
Interest expense	-	(299)
Other income, net	-	72,295
Total other income, net	-	103,604

INCOME (LOSS) BEFORE INCOME TAXES	-	1,399,433

PROVISION FOR INCOME TAXES	-	349,858
NET INCOME	$-	$1,049,575

Note 16 – Subsequent events

On April 21, 2023, Mr. Hongxiang Yu tendered his resignation as the Chief Executive Officer, President, Chairman of the Board and a director of GD Culture Group Limited (the “Company”), effective April 21, 2023. The resignation of Mr. Hongxiang Yu was not a result of any disagreement with the Company’s operations, policies or procedures.

On April 21, 2023, Ms. Yi Li tendered her resignation as the Chief Financial Officer of the Company, effective April 21, 2023. The resignation of Ms. Yi Li Yu was not a result of any disagreement with the Company’s operations, policies or procedures.

On April 21, 2023, approved by the Board of Directors, the Nominating and Corporate Governance Committee and the Compensation Committee, Mr. Xiao Jian Wang was appointed as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective April 21, 2023, and Mr. Zihao Zhao was appointed as the Chief Financial officer of the Company, effective April 21, 2023.

On May 1, 2023, the Company entered into a placement agency agreement (the “Placement Agency Agreement”), with Univest Securities, LLC (the “Placement Agent” or “Univest”). Pursuant to the Placement Agency Agreement, the Placement Agent agrees to use its reasonable best efforts to sell the Company’s common stock (the “Common Stock”) in a registered direct offering (the “RD Offering”), and a concurrent private placement (the “PIPE Offering”, together with the RD Offering, collectively the “Offering”). The Placement Agent has no obligation to buy any of the securities from us or to arrange for the purchase or sale of any specific number or dollar amount of securities.

In the RD Offering, an aggregate of 310,168 shares of common stock (the “Common Shares”) of the Company, par value $0.0001 per share, and pre-funded warrants to purchase up to an aggregate of 844,351 shares of common stock (the “Pre-Funded Warrants”, and the common stock underlying such warrants, the “Pre-Funded Warrant Shares”) are sold to certain purchasers (the “Purchasers”), pursuant to a securities purchase agreement, dated May 1, 2023 (the “RD Securities Purchase Agreement”). The purchase price of each Common Share is $8.27. The purchase price of each Pre-funded Warrant is $8.269, which equals the price per Common Share being sold to the public in this offering, minus $0.001. The RD Offering is being made pursuant to a shelf registration statement (No. 333-254366) on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2021, and related prospectus supplement.

In the concurrent PIPE Offering, warrants to purchase up to 1,154,519 shares of common stock (the “Unregistered Warrants”, and the common stock underlying such warrants, the “Unregistered Warrant Shares”) are also sold to the Purchasers, pursuant to a private warrant securities purchase agreement, dated May 1, 2023 (the “PIPE Securities Purchase Agreement”).

The net proceeds from the Offering, after deducting placement agent discounts and commissions and estimated offering expenses payable by the Company, are approximately $8.53 million (assuming the Unregistered Warrants are not exercised). The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Book Publishing Planning

Since 2018, Highlight Media has cooperated with authors and publishing houses in China in corporate history and entrepreneur biographies planning and publishing in the lens of the finance industry. Highlight Media published “New Industrial Era - Chinese Industrialist Zhang Yuqiang and His New Stone Story”, “Endless Realm – the Growth if China Ping’An”, “Unfinished Beauty – Fifteen Years of H World Group”, “All Things Are Born – TCL’s Forty Years”, “From Connection to Activation - Digitalization and China’s New Industrial Cycle” and other best-selling books in corporate history, finance and economics and has sold more than 200,000 copies. Highlight Media also plans and organizes online and offline activities with the publishing houses such as new book launches and book sharing sessions for customers, to promote new books and build influence and reputation for the corporate clients.

Financial Self-Media

In 2016, Highlight Media founded the financial self-media “Guangdian 2049”, which was renamed as “Guangdian Finance” in 2019, focusing on new ideas, new businesses, technologies, characters, investments, management, etc. in finance and economics. Since 2019, Highlight Media has posted 195 original articles and has cumulated more than 10,000 followers. Some of the top articles have more than 27,000 views. In 2021, Highlight Media created an account “Highlight Finance” on Tou Tiao, a Chinese news and information content platform. The “Highlight Finance” account has posted 70 original articles. Some of the top articles on Highlight Finance has more than 60,000 views. Highlight Finance has been trusted by various high-quality enterprises, and has directed more than 100 original articles on finance and economics. Highlight Finance’s contracted authors have also been invited to create than 10 manuscripts for the well-known financial self-media “Qin Shuo Moments”. Some of the top articles have more than 20,000 views.

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

Recent Development

Corporate Name Change

Effective as of January 10, 2023, GD Culture Group Limited (the “Company”) changed its corporate name from “Code Chain New Continent Limited” to “GD Culture Group Limited”, pursuant to a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) filed with the Secretary of State of the State of Nevada (the “Name Change”). The foregoing description of the Certificate of Amendment is qualified in its entirety by reference to the full text of the Certificate of Amendment, a copy of which is filed as Exhibit 3.1 to this Current Report on Form 8-K and incorporated by reference herein.

In addition, effective as of January 10, 2023, the Board of Directors of the Company (the “Board”) approved an amendment and restatement of the Company’s Bylaws (as amended and restated, the “Second Amended and Restated Bylaws”) to reflect the Name Change. The foregoing description of the Second Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Current Report on Form 8-K and incorporated by reference herein.

Symbol Change

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

Outstanding certificates for the Company’s common stock and Warrants are not affected by the Name Change and will continue to be valid and need not be exchanged.

The Name Change and Symbol Change have been approved by the Board and the majority stockholders by written consent on November 29, 2022.

Change of Directors and Officers

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

On April 21, 2023, Mr. Hongxiang Yu tendered his resignation as the Chief Executive Officer, President, Chairman of the Board and a director of GD Culture Group Limited (the “Company”), effective April 21, 2023. The resignation of Mr. Hongxiang Yu was not a result of any disagreement with the Company’s operations, policies or procedures.

On April 21, 2023, Ms. Yi Li tendered her resignation as the Chief Financial Officer of the Company, effective April 21, 2023. The resignation of Ms. Yi Li Yu was not a result of any disagreement with the Company’s operations, policies or procedures.

On April 21, 2023, approved by the Board of Directors, the Nominating and Corporate Governance Committee and the Compensation Committee, Mr. Xiao Jian Wang was appointed as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective April 21, 2023, and Mr. Zihao Zhao was appointed as the Chief Financial officer of the Company, effective April 21, 2023

May 2023 Registered Direct Offering

On May 1, 2023, the Company entered into a placement agency agreement (the “Placement Agency Agreement”), with Univest Securities, LLC (the “Placement Agent”). Pursuant to the Placement Agency Agreement, the Placement Agent agrees to use its reasonable best efforts to sell the Company’s common stock in a registered direct offering (the “RD Offering”), and a concurrent private placement (the “PIPE Offering”, together with the RD Offering, collectively the “Offering”). The Placement Agent has no obligation to buy any of the securities from us or to arrange for the purchase or sale of any specific number or dollar amount of securities.

In the RD Offering, an aggregate of 310,168 shares of common stock (the “Common Shares”) of the Company, par value $0.0001 per share, and pre-funded warrants to purchase up to an aggregate of 844,351 shares of common stock (the “Pre-Funded Warrants”, and the common stock underlying such warrants, the “Pre-Funded Warrant Shares”) are sold to certain purchasers (the “Purchasers”), pursuant to a securities purchase agreement, dated May 1, 2023 (the “RD Securities Purchase Agreement”). The purchase price of each Common Share is $8.27. The purchase price of each Pre-funded Warrant is $8.269, which equals the price per Common Share being sold to the public in the Offering, minus $0.001. The RD Offering is being made pursuant to a shelf registration statement (No. 333-254366) on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission on March 26, 2021, and related prospectus supplement.

In connection with the Pre-Funded Warrant Shares, “Pre-funded” refers to the fact that the purchase price of the warrants in the offering includes almost the entire exercise price that will be paid under the Pre-funded Warrants, except for a nominal remaining exercise price of $0.001. The purpose of the Pre-funded Warrants is to enable Purchasers that may have restrictions on their ability to beneficially own more than 4.99% (or, upon election of the holder, 9.99%) of the Company’s outstanding common stock following the consummation of the offering the opportunity to make an investment in the Company without triggering their ownership restrictions, by receiving Pre-funded Warrants in lieu of the Company’s common stock which would result in such ownership of more than 4.99% (or 9.99%), and receive the ability to exercise their option to purchase the shares underlying the Pre-funded Warrants at such nominal price at a later date. In the RD Offering, each Pre-funded Warrant is exercisable for one share of our common stock, with an exercise price equal to $0.001 per share, at any time that the Pre-funded Warrant is outstanding. The Pre-funded Warrants will be exercisable immediately after issuance and will expire five (5) years from the date of issuance. The holder of a Pre-funded Warrant will not be deemed a holder of our underlying common stock until the Pre-funded Warrant is exercised.

In the concurrent PIPE Offering, warrants to purchase up to 1,154,519 shares of common stock (the “Unregistered Warrants”, and the common stock underlying such warrants, the “Unregistered Warrant Shares”) are also sold to the Purchasers, pursuant to a private warrant securities purchase agreement, dated May 1, 2023. The Unregistered Warrants are exercisable immediately after issuance and will expire five (5) years from the date of issuance. The Exercise Price of the Unregistered Warrants is $8.27, subject to adjustment as provided in the form of Unregistered Warrants.

The Company also paid the Placement Agent a total cash fee equal to 7.0% of the aggregate gross proceeds received in the Offering and a non-accountable expense allowance equal to 1% of the aggregate gross proceeds. The Placement Agent were also reimbursed for certain out-of-pocket accountable expenses incurred in this offering up to $150,000. The Placement Agent also received warrants to purchase up to 115,452 shares of common stock (equal to 5.0% of the aggregate number of Common Shares, Pre-Funded Warrant Shares, and the Unregistered Warrant Shares) at an exercise price of $9.924 per share, which represents 120% of the offering price of each Common Share. The Placement Agent’s warrants will have substantially the same terms as the Unregistered Warrants.

The net proceeds from the Offering, after deducting placement agent discounts and commissions and estimated offering expenses payable by the Company, are approximately $8.53 million (assuming the Unregistered Warrants are not exercised). The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic did not have a material impact on our business or results of operation during the three months ended March 31, 2023 and 2022. However, the extent to which the COVID-19 pandemic may negatively impact the general economy and our business is highly uncertain and cannot be accurately predicted. These uncertainties may impede our ability to conduct our operations and could materially and adversely affect our business, financial condition and results of operations, and as a result could adversely affect our stock price and create more volatility.

Results of Operations

Three Months Ended March 31, 2023 vs. March 31, 2022

				Percentage
	2023	2022	Change	Change
Revenues –Enterprise brand management service	$75,374	-	$75,374	N/A	%

Total revenues	75,374	-	75,374	N/A	%

Cost of Revenues –Enterprise brand management service	56,148	-	56,148	N/A	%

Total cost of revenues	56,148	-	56,148	N/A	%

Gross profit	19,226	-	19,226	N/A	%
Operating expenses	41,224	63,699	(22,475)	(35.3)%
Loss from operations	(21,998)	(63,699)	41,701	(65.5)%
Other income, net	689	-	689	N/A	%
Loss from continuing operations	(21,309)	(63,699)	42,390	(66.5)%
Discontinued operations:
Income from discontinued operations	-	1,049,575	(1,049,575)	(100.0)%
Net Loss (income)	(21,309)	985,876	(1,007,185)	(102.2)%

Revenues

The Company’s revenue consists of Enterprise brand management service. Total revenues increased by approximately $75,374, to approximately $75,374 for the three months ended March 31, 2023, compared to approximately $0 for the three months ended March 31, 2022. The increase was mainly due to acquisition of Highlight Media.

Cost of Revenues

The Company’s cost of revenues consists of cost of Enterprise brand management service Total cost of revenues increased by approximately $56,148, to approximately $56,148 for the three months ended March 31, 2023, compared to approximately $0 for the same period in 2022. Our total cost of revenues increase was attributable to acquisition of Highlight Media.

Gross Profit

The Company’s gross profit increased by approximately $19,226, to approximately $19,226 during the three months ended March 31, 2023, from approximately $0 for the three months ended March 31, 2022. The increase was due to acquisition of Highlight Media.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses decreased by approximately $22,475 from approximately $41,224 for the three months ended March 31, 2023 to approximately $63,699 for the three months ended March 31, 2022. The decrease was mainly due to the reduction of employee benefits.

Loss from Operations

As a result of the foregoing, loss from operations for the three months ended March 31, 2023 was approximately $21,998, an decrease of approximately $41,701, or approximately 65.5%, from approximately loss from operations of $63,699 for the three months ended March 31, 2022. The decrease was mainly due to the reduction of employee benefits.

Net Loss (income)

The Company’s net loss decreased by approximately $1.0 million, or 102.2%, to approximately $21,309 net loss for the three months ended March 31, 2023, from approximately $1.0 million net income for the same period in 2022. The decrease was mainly due to the disposition of Wuge.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of March 31, 2023, our net working capital was approximately minus $0.3 million, over 21% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $0.3 million and is expected to continue to generate cash flow by operations from the acquisitions of new companies and loans from related-parties in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2023 and 2022.

	For the Three Months ended March 31,
	2023	2022
Net cash used in by operating activities	$(380,634)	$(2,462,442)
Net cash used in investing activities	-	(6,961)
Net cash provided by financing activities	-	-
Effect of exchange rate change on cash	1,695	79,292
Net change in cash	$(378,939)	$(2,390,111)

As of March 31, 2023 and December 31, 2022, the Company had cash in the amount of $10,169 and $389,108, respectively. As of March 31, 2023 and December 31, 2022, $9,973 and $215,880 and were deposited with various financial institutions located in the PRC, respectively. As of March 31, 2023 and December 31, 2022, $196 and $173,228 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $380,634 for the three months ended March 31, 2023, as compared to approximately $2.5 million net cash used in operating activities for the three months ended March 31, 2022. Net cash used in operating activities was mainly due to the increase of approximately $187,968 of prepayments, the decrease of approximately $61,968 of accounts receivables, and the decrease of approximately $168,914 of other payables and accrued liabilities.

Investing activities

Net cash used in investing activities was nil for the three months ended March 31, 2023, as compared to approximately $6,961 net cash used in investing activities for the three months ended March 31, 2022.

Financing activities

Net cash provided by financing activities was nil for the three months ended March 31, 2023 and 2022

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

GD CULTURE GROUP LIMITED

Date: May 15, 2023	By:	/s/ Xiaojian Wang
	Name:	Xiaojian Wang
	Title:	Chief Executive Officer, President and
Chairman of the Board

Date: May 15, 2023	By:	/s/ Zihao Zhao
	Name:	Zihao Zhao
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)