Form 10-Q
period 2023-06-30
GD Culture Group Ltd
filed 2023-08-14
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37513

GD CULTURE GROUP LIMITED

(Exact name of registrant as specified in its charter)

Nevada	47-3709051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22F - 810 Seventh Avenue, New York, NY 10019	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1-347- 2590292

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	GDC	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2023, there were 3,053,563 shares of the Company’s common stock issued and outstanding.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,400,739	$389,108
Accounts receivable, net	218,077	194,520
Other receivables, net	1,178,684	1,026,293
Prepayments	173,334	-
Total current assets	8,970,834	1,609,921

NON-CURRENT ASSETS
Plant and equipment, net	5,032	502
Goodwill	2,083,518	2,190,485
Intangible assets, net	750,000	-

Total non-current assets	2,838,550	2,190,987

Total assets	$11,809,384	$3,800,908

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,961	$127,475
Other payables and accrued liabilities	1,739	2,099
Other payables - related parties	35,188	195,732
Customer deposits	68,953	-
Taxes payable	269	8,478
Total current liabilities	111,110	333,784

Total liabilities	111,110	333,784

COMMITMENTS AND CONTINGENCIES (NOTE 14)	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 3,053,563 and 1,844,877 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	305	184
Additional paid-in capital	68,644,206	60,124,087
Statutory reserves	4,467	4,467
Accumulated deficit	(57,017,881)	(56,841,074)
Accumulated other comprehensive income	67,177	179,460
Total shareholders’ equity	11,698,274	3,467,124
Total liabilities and shareholders’ equity	$11,809,384	$3,800,908

*	Giving retroactive effect to the 1-for-30 reverse stock split effective on November 9, 2022.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUES
Enterprise brand management services	56,799	-	132,173	-
Software copyright	150,000	-	150,000	-
TOTAL REVENUES	206,799		282,173	-

COST OF REVENUES
Enterprise brand management services	41,414	-	97,562	-
TOTAL COST OF REVENUES	41,414	-	97,562	-
GROSS PROFIT	165,385	-	184,611	-

OPERATING EXPENSES
Selling, general and administrative	320,883	6,672,339	362,107	6,736,038
Impairment of prepayments		12,949,329	-	12,949,329
TOTAL OPERATING EXPENSES	320,883	19,621,668	362,107	19,685,367

LOSS FROM OPERATIONS	(155,498)	(19,621,668)	(177,496)	(19,685,367)

OTHER INCOME (EXPENSE)
Interest income	203	-	222	-
Interest expense	(82)	-	(82)	-
Other expense, net	(7)	-	663	-
Total other expense, net	114	-	803	-

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(155,384)	(19,621,668)	(176,693)	(19,685,367)
PROVISION FOR INCOME TAXES	114	-	114	-
LOSS FROM CONTINUING OPERATIONS	(155,498)	(19,621,668)	(176,807)	(19,685,367)

Discontinued operations:
Loss from discontinued operations, net of taxes	-	(746,486)	-	303,089
Net loss	(155,498)	(20,368,154)	(176,807)	(19,382,278)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(122,471)	114,893	(112,283)	143,801
COMPREHENSIVE LOSS	(277,969)	(20,253,261)	(289,090)	(19,238,477)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	2,137,653	1,368,852	2,137,653	1,368,852

Loss per share from continuing operations
Basic and diluted	(0.07)	(14.33)	(0.08)	(14.38)

Loss per share from discontinued operations
Basic and diluted	-	(0.55)	-	0.22

Loss per share available to common shareholders
Basic and diluted*	(0.07)	(14.88)	(0.08)	(14.16)

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2022
					Additional	Stock	Retained Earnings (Accumulated Deficit)		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2022	-	-	1,543,793	154	83,038,827	(25,165,728)	-	(26,019,119)	225,857	32,079,991
Net loss	-	-	-	-	-	-	-	(19,382,278)	-	(19,382,278)
Issuance of common stock for acquisition Yuan Ma	-	-	256,000	26	7,679,974	-	-	-	-	7,680,000
The cancellation of the common stock	-	-	(254,916)	(25)	(16,442,086)	-	-	-	-	(16,442,111)
Stock subscription receivable from issuance of common stock	-	-	-	-	-	8,762,110	-	-	-	8,762,110
Foreign currency translation	-	-	-	-	-	-	-	-	143,801	143,801
BALANCE, June 30, 2022 (Unaudited)	-	$-	1,544,877	$155	$74,276,716	$(16,403,618)	$-	$(45,401,397)	$369,658	$12,841,513

	For the Six Months Ended June 30, 2023
					Additional	Stock	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2023	-	-	1,844,877	184	60,124,087	-	4,467	(56,841,074)	179,460	3,467,124
Net loss	-	-	-	-	-	-	-	(176,807)	-	(176,807)
Issuance of common stock for Cash	-	-	1,154,519	115	8,718,125	-	-	-	-	8,718,240
Issuance of common stock for acquisition right, title, and interest in and to the certain software	-	-	187,500	19	749,981	-	-	-	-	750,000
The cancellation of the common stock	-	-	(133,333)	(13)	(947,987)	-	-	-	-	(948,000)
Foreign currency translation	-	-	-	-	-	-	-	-	(112,283)	(112,283)
BALANCE, June 30, 2023 (Unaudited)	-	$-	3,053,563	$305	$68,644,206	$-	$4,467	$(57,017,881)	$67,177	$11,698,274

GD CULTURE GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(176,807)	$(19,382,278)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	88	33,389
Amortization of intangible assets	-	100
Impairment of prepayments	-	12,949,329
Goodwill impairments	-	6,590,339
Change in operating assets and liabilities

Accounts receivables	(27,604)	-
Other receivables	(1,104,411)	772
Other receivable - related party	-	196,621
Inventories	-	(3,059)
Prepayments	(173,349)	(70,306)
Accounts payable	(115,396)	200,245
Other payables and accrued liabilities	(164,607)	(253,170)
Customer deposits	72,168	(2,198,487)
Lease liabilities	-	(502)
Taxes payable	(8,158)	861,864
Net cash used in operating activities	(1,698,076)	(1,074,693)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	(4,642)	(6,820)
Net cash used in investing activity	(4,642)	(6,820)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock	8,718,238	-
Net cash provided by financing activity	8,718,238	-

EFFECT OF EXCHANGE RATE ON CASH	(3,889)	(223,786)

NET (DECREASE)/INCREASE IN CASH	7,011,631	(1,305,299)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	389,108	14,588,330
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,400,739	$13,283,031

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$82	$935

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for Cash	$8,718,240	$-
Issuance of common stock for acquisition Yuan Ma	-	7,680,000
Issuance of common stock for acquisition right, title, and interest in and to the certain software	750,000	-
The cancellation of the common stock	948,000	16,442,111
Initial recognition of right-of-use assets and lease liabilities	-	12,628

GD CULTURE GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

GD Culture Group Limited (“GDC” or the “Company”), formerly known as Code Chain New Continent Limited, TMSR Holding Company Limited and JM Global Holding Company is a Nevada corporation and a holding company that has no material operation of its own. The Company’s current and previous subsidiaries, Citi Profit Investment Holding Limited (“Citi Profit”), TMSR Holdings Limited (“TMSR HK”), Highlights Culture Holding Co., Limited (“Highlight HK”), Shanghai Highlight Entertainment Co., Ltd. (“Highlight WFOE”), and Makesi IoT Technology (Shanghai) Co., Ltd. (“Makesi WFOE”) are also holding companies with no material operations.

Highlight WFOE has a series of contractual arrangement with Shanghai Highlight Media Co., Ltd. (“Highlight Media”) that established a VIE structure. For accounting purposes, Highlight WFOE is the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, GDC treats Highlight Media as the consolidated affiliated entity and has consolidated Highlight Media’s financial results in GDC’s financial statements. Highlight Media was founded in 2016. It is an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. It is committed to becoming a modern science and technology media organization that fully empowers the development of customer enterprises in the era of artificial intelligence and big data.

The VIE structure involves unique risks to investors. The VIE agreements have not been tested in a court of law and the Chinese regulatory authorities could disallow this VIE structure, which would likely result in a material change in our operations and the value of our securities, including that it could cause the value of such securities to significantly decline or become worthless.

AI Catalysis Corp. (“AI Catalysis“) is a Nevada corporation, incorporated on May 18, 2023. AI Catalysis is expected to bridge the realms of the internet, media, and artificial intelligence (“AI”) technologies. Positioned at the crossroads of traditional and streaming media, AI Catalysis plans to elevate the experience of media with AI-based interactive and smart content, aiming to transform the whole media landscape. At present, AI Catalysis' primary focus is the application of AI digital human technology with the sectors of e-commerce and entertainment to improve the interaction experiences online. AI Catalysis strives to deliver stable interactive livestreaming products to AI Catalysis' users. AI Catalysis foresees future expansion to a variety of business sectors with AI applications in different scenarios. AI Catalysis plans to enter into the livestreaming market with a focus on e-commerce and livestreaming interactive game.

Prior to September 28, 2022, we also conducted business through Sichuan Wuge Network Games Co., Ltd. (“Wuge”). Makesi WFOE had a series of contractual arrangement with Wuge that established a VIE structure. Wuge focused its business on research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs. On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE Agreements and to cancel the Shares, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

Prior to June 26, 2023, we had a subsidiary TMSR HK, which owns 100% equity interest in Makesi WFOE. Makesi WFOE had a series of contractual arrangement with Shanghai Yuanma Food and Beverage Management Co., Ltd. (“Yuanma”) that established a VIE structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Yuanma. Accordingly, under U.S. GAAP, GDC treated Yuanma as the consolidated affiliated entity and has consolidated Yuanma’s financial results in GDC’s financial statements prior to June 26, 2023. On June 26, 2023, GDC entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR HK. The purchase price for the transaction contemplated by the Agreement was $100,000. TMSR The sale of TMSR HK included the sale of Makesi WFOE and Yuanma. None of TMSR HK, Makesi WFOE or Yuanma had any assets, employees or operation. The sale of TMSR HK did not have any material impact on the Company’s consolidated financial statements.

The accompanying consolidated financial statements reflect the activities of GDC and each of the following entities:

Name	Background	Ownership
Citi Profit BVI	● A British Virgin Island company Incorporated on April 2019	100% owned by the Company

TMSR HK2	● A Hong Kong company	100% owned by Citi Profit BVI
● Incorporated on April 2019

Highlight HK	● A Hong Kong company	100% owned by Citi Profit BVI
● Incorporated on November 2022

Makesi WFOE[2]	● A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by TMSR HK
● Incorporated on December 2020

Highlight WFOE	● A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Highlight HK
● Incorporated on January 2023

Wuge[1]	● A PRC limited liability company	VIE of Makesi WFOE
● Incorporated on July 4, 2019

Highlight Media	● A PRC limited liability company	VIE of Makesi WFOE
● Incorporated on September 16, 2022

AI Catalysis	● A Nevada company ● Incorporated on May 2023	100% owned by the Company

[1]	Disposed on September 28, 2022
[2]	Disposed on June 26, 2023

Contractual Arrangements

Wuge and Yuanma were and Highlight Media is controlled through contractual agreements in lieu of direct equity ownership by the Company or any of its subsidiaries. Such contractual arrangements consist of a series of five agreements, consulting services agreement, equity pledge agreement, call option agreement, voting rights proxy agreement, and operating agreement (collectively the “Contractual Arrangements”).

Material terms of each of the VIE agreements with Wuge are described below. The VIE agreements with Wuge were terminated and the Company disposed Wuge as of September 28, 2022.

Technical Consultation and Services Agreement.

Pursuant to the technical consultation and services agreement between Wuge and ng Technology (Jiangsu) Co., Ltd., a then indirect subsidiary of the Company (“Tongrong WFOE”), dated January 3, 2020, Tongrong WFOE has the exclusive right to provide consultation services to Wuge relating to Wuge’s business, including but not limited to business consultation services, human resources development, and business development. Tongrong WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Tongrong WFOE has the right to determine the service fees based on Wuge’s actual operation on a quarterly basis. This agreement will be effective as long as Wuge exists. Tongrong WFOE may terminate this agreement at any time by giving 30 days’ prior written notice to Wuge.

Equity Pledge Agreement.

Under the equity pledge agreement among Tongrong WFOE, Wuge and the shareholders of Wuge dated January 3, 2020, the shareholders of Wuge pledged all of their equity interests in Wuge to Tongrong WFOE to guarantee Wuge’s performance of relevant obligations and indebtedness under the technical consultation and services agreement. In addition, the shareholders of Wuge will complete the registration of the equity pledge under the agreement with the competent local authority. If Wuge breaches its obligation under the technical consultation and services agreement, Tongrong WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. This pledge will remain effective until all the guaranteed obligations are performed or the shareholders of Wuge cease to be shareholders of Wuge.

Equity Option Agreement.

Under the equity option agreement among Tongrong WFOE, Wuge and the shareholders of Wuge dated January 3, 2020, each of the shareholders of Wuge irrevocably granted to Tongrong WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Wuge. Also, Tongrong WFOE or its designee has the right to acquire any and all of its assets of Wuge. Without Tongrong WFOE’s prior written consent, Wuge’s shareholders cannot transfer their equity interests in Wuge and Wuge cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option. This pledge will remain effective until all options have been exercised.

Voting Rights Proxy and Financial Support Agreement.

Under the voting rights proxy and financial support agreement among Tongrong WFOE, Wuge and the shareholders of Wuge dated January 3, 2020, each Wuge Shareholder irrevocably appointed Tongrong WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Wuge, including but not limited to the power to vote on its behalf on all matters of Wuge requiring shareholder approval in accordance with the articles of association of Wuge. The proxy agreement is for a term of 20 years and can be extended by Tongrong WFOE unilaterally by prior written notice to the other parties.

On January 11, 2021, Makesi WFOE entered into a series of assignment agreements with Tongrong WFOE, Wuge and the shareholders of Wuge, pursuant to which Tongrong WFOE assign all its rights and obligations under the VIE agreements to Makesi WFOE. The VIE agreements and the assignment agreements granted Makesi WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Wuge, including absolute rights to control the management, operations, assets, property and revenue of Wuge. The assignment did not have any impact on Company’s consolidated financial statements.

On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE Agreements and to cancel the Shares, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

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

Equity Pledge Agreement.

Under the equity pledge agreement among Makesi WFOE, Wuge and the shareholders of Wuge dated September 16, 2022, the shareholders of Wuge pledged all of their equity interests in Wuge to Makesi WFOE to guarantee Wuge’s performance of relevant obligations and indebtedness under the technical consultation and services agreement. In addition, the shareholders of Wuge will complete the registration of the equity pledge under the agreement with the competent local authority. If Wuge breaches its obligation under the technical consultation and services agreement, Makesi WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. This pledge will remain effective until all the guaranteed obligations are performed or the shareholders of Wuge cease to be shareholders of Wuge.

Equity Option Agreement.

Under the equity option agreement among Makesi WFOE, Wuge and the shareholders of Wuge dated September 16, 2022, each of the shareholders of Wuge irrevocably granted to Makesi WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Wuge. Also, Makesi WFOE or its designee has the right to acquire any and all of its assets of Wuge. Without Makesi WFOE’s prior written consent, Wuge’s shareholders cannot transfer their equity interests in Wuge and Wuge cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option. This pledge will remain effective until all options have been exercised.

Voting Rights Proxy and Financial Support Agreement.

Under the voting rights proxy and financial support agreement among Makesi WFOE, Wuge and the shareholders of Wuge dated September 16, 2022, each Wuge Shareholder irrevocably appointed Makesi WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Wuge, including but not limited to the power to vote on its behalf on all matters of Wuge requiring shareholder approval in accordance with the articles of association of Wuge. The proxy agreement is for a term of 20 years and can be extended by Makesi WFOE unilaterally by prior written notice to the other parties.

On February 27, 2023, Highlight WFOE entered into a series of assignment agreements with Makesi WFOE, Highlight Media and Highlight Shareholders, pursuant to which Makesi WFOE assign all its rights and obligations under the VIE agreements to Highlight WFOE. The VIE agreements and the assignment agreements grant Highlight WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Highlight Media, including absolute rights to control the management, operations, assets, property and revenue of Highlight Media. The assignment does not have any impact on Company’s consolidated financial statements.

Material terms of each of the VIE agreements with Yuanma are described below. The Company disposed TMSR HK, Makesi WFOE and Yuan Ma on June 26, 2023.

Technical Consultation and Services Agreement.

Pursuant to the technical consultation and services agreement between WFOE and Yuan Ma dated June 21, 2022, WFOE has the exclusive right to provide consultation services to Yuan Ma relating to Yuan Ma’s business, including but not limited to business consultation services, human resources development, and business development. WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. WFOE has the right to determine the service fees based on Yuan Ma’s actual operation on a quarterly basis. This agreement will be effective for 20 years and can be extended by WFOE unilaterally by prior written notice to the other parties. WFOE may terminate this agreement at any time by giving a 30 days’ prior written notice to Yuan Ma. If any party breaches the agreement and fails to cure within 30 days from the written notice from the non-breach party, the non-breach party may (i) terminate the agreement and request the breaching party to compensate the non-breaching party’s loss or (ii) request special performance by the breaching party and the breaching party to compensate the non-breaching party’s loss.

Equity Pledge Agreement.

Under the equity pledge agreement among WFOE, Yuan Ma and Yuan Ma Shareholders dated June 21, 2022, Yuan Ma Shareholders pledged all of their equity interests in Yuan Ma to WFOE to guarantee Yuan Ma’s performance of relevant obligations and indebtedness under the technical consultation and services agreement. In addition, Yuan Ma Shareholders will complete the registration of the equity pledge under the agreement with the competent local authority. If Yuan Ma breaches its obligation under the technical consultation and services agreement, WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. This pledge will remain effective until all the guaranteed obligations are performed or the Yuan Ma Shareholders cease to be shareholders of Yuan Ma.

Equity Option Agreement.

Under the equity option agreement among WFOE, Yuan Ma and Yuan Ma Shareholders dated June 21, 2022, each of Yuan Ma Shareholders irrevocably granted to WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Yuan Ma. Also, WFOE or its designee has the right to acquire any and all of its assets of Yuan Ma. Without WFOE’s prior written consent, Yuan Ma’s shareholders cannot transfer their equity interests in Yuan Ma and Yuan Ma cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option. This pledge will remain effective until all options have been exercised.

Voting Rights Proxy and Financial Support Agreement.

Under the voting rights proxy and financial support agreement among WFOE, Yuan Ma and Yuan Ma Shareholders dated June 21, 2022, each Yuan Ma Shareholder irrevocably appointed WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Yuan Ma, including but not limited to the power to vote on its behalf on all matters of Yuan Ma requiring shareholder approval in accordance with the articles of association of Yuan Ma. The proxy agreement is for a term of 20 years and can be extended by WFOE unilaterally by prior written notice to the other parties.

On June 26, 2023, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR HK. The purchase price for the transaction contemplated by the Agreement was $100,000. TMSR HK has a direct wholly-owned subsidiary, Makesi WFOE, and an indirect wholly-owned subsidiary, Yuanma. The sale of TMSR included the sale of Makesi WFOE and Yuanma. None of TMSR HK, Makesi WFOE or Yuanma had any assets, employees or operation. The sale of TMSR did not have any material impact on the Company’s consolidated financial statements.

As of the date of this report, the Company primary operations are focused on the Highlight Media business that is in enterprise brand management service in China, and on the AI Catalysis business that is in the livestreaming market with focus on e-commerce and livestreaming interactive game in the United States. All Wuge digital door signs business have been disposed.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

Principles of consolidation

The unaudited condensed financial statements of the Company include the accounts of GDC and its wholly owned subsidiaries and VIE. All intercompany transactions and balances are eliminated upon consolidation.

Use of estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the useful lives of intangible assets, deferred revenues and plant and equipment, impairment of long-lived assets, collectability of receivables, present value and lease liabilities. Actual results could differ from these estimates.

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

Translation adjustments included in accumulated other comprehensive income amounted to $67,177 and $179,460 as of June 30, 2023 and December 31, 2022, respectively. The balance sheet amounts, with the exception of shareholders’ equity at June 30, 2023 and December 31, 2022 were translated at 7.25 RMB and 6.38 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the six months ended June 30, 2023 and 2022 were 6.93 RMB and 6.48 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method after consideration of the estimated useful lives of the assets and estimated residual value. The estimated useful lives and residual value are as follows:

	Useful Life	Estimated Residual Value
Office equipment and furnishing	5 years	5%

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income and comprehensive income. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Intangible assets

Intangible assets represent software, and it is stated at cost, less accumulated amortization. Research and development costs associated with internally developed patents are expensed when incurred. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets. The software has finite useful lives and is amortized using a straight-line method that reflects the estimated pattern in which the economic benefits of the intangible asset are to be consumed. The Company amortizes the cost of software, over their useful life using the straight-line method. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances revised estimates of useful lives. The estimated useful lives is as follows:

Useful Life
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

The company, as a principal, provides services to clients under separate contracts, generating revenue. The pricing terms specified in the contracts are fixed. An obligation to perform is identified in contracts with clients. Revenue is recognized over the period in which the services are earned.

Payments received prior to the relevant criteria for revenue recognition are met, are recorded as customer deposits.

The Company’s disaggregate revenue streams are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Enterprise brand management services	$56,799	$-	$132,173	$-
Software copyright	150,000	-	150,000	-
Total revenues	$206,799	$-	$282,173	$-

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the three months ended June 30, 2023 and 2022. As of June 30, 2023, the Company’s PRC tax returns filed for 2020, 2021 and 2022 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the three months ended June 30, 2023 and 2022, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the three months ended June 30, 2023 and 2022.

Recently accounting pronouncements

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for fiscal years beginning after 15 December 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on the financial position, results of operations and cash flows.

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

Note 3 – Business combination and restructuring

Highlight Media

On September 16, 2022, the Company entered into a share purchase agreement with Highlight Media  and all the shareholders of Highlight Media (“Highlight Media Shareholders”). Pursuant to the share purchase agreement, the Company agreed to issue an aggregate of 9,000,000 shares of the Company’s common stock to the Highlight Media Shareholders, in exchange for Highlight Media Shareholders’ agreement to enter into, and their agreement to cause Highlight Media to enter into, certain VIE agreements (“VIE Agreements”) with Makesi WFOE the Company’s indirectly owned subsidiary, through which Makesi WFOE shall have the right to control, manage and operate Highlight Media in return for a service fee equal to 100% of Highlight Media’s net income (the “Acquisition”). On September 16, 2022, Makesi WFOE entered into a series of VIE Agreements with Highlight Media and the Highlight Media Shareholders. The VIE Agreements are designed to provide Makesi WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Highlight Media, including absolute rights to control the management, operations, assets, property and revenue of Highlight Media. Highlight Media, founded in 2016, is an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. It is committed to becoming a modern science and technology media organization that fully empowers the development of customer enterprises in the era of artificial intelligence and big data. The Acquisition closed on September 29, 2022.

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

Note 4 – Variable interest entity

Wuge

On January 3, 2020, Tongrong WFOE entered into Contractual Arrangements with Wuge and its shareholders. The significant terms of these Contractual Arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result, the Company classified Wuge as VIE.

On January 11, 2021, Makesi WFOE entered into a series of assignment agreements with Tongrong WFOE, Wuge and the shareholders of Wuge, pursuant to which Tongrong WFOE assign all its rights and obligations under the VIE agreements to Makesi WFOE. The VIE agreements and the assignment agreements granted Makesi WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Wuge, including absolute rights to control the management, operations, assets, property and revenue of Wuge. The assignment did not have any impact on Company’s consolidated financial statements.

On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE Agreements and to cancel the Shares, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

Yuanma

On June 21, 2022, Makesi WFOE entered into a series of contractual arrangements with Yuanma and its shareholders. The significant terms of these Contractual Arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result, the Company classified Yuanma as VIE.

On June 26, 2023, GDC entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR HK. The purchase price for the transaction contemplated by the Agreement was $100,000. TMSR The sale of TMSR HK included the sale of Makesi WFOE and Yuanma. None of TMSR HK, Makesi WFOE or Yuanma had any assets, employees or operation. The sale of TMSR HK did not have any material impact on the Company’s consolidated financial statements.

Highlight Media

On September 16, 2022, Makesi WFOE entered into Contractual Arrangements with Highlight Media and its shareholders. The significant terms of these Contractual Arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result, the Company classifies Highlight Media as VIE.

On February 27, 2023, Highlight WFOE entered into a series of assignment agreements with Makesi WFOE, Highlight Media and Highlight Shareholders, pursuant to which Makesi WFOE assign all its rights and obligations under the VIE agreements to Highlight WFOE. The VIE agreements and the assignment agreements granted Highlight WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Highlight Media, including absolute rights to control the management, operations, assets, property and revenue of Highlight Media. The assignment did not have any impact on Company’s consolidated financial statements.

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

Accordingly, the accounts of Highlight Media are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, its financial positions and results of operations are included in the Company’s consolidated financial statements beginning on June 30, 2023.

The carrying amount of the VIE’s assets and liabilities are as follows:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	62,615	215,880
Accounts receivable, net	68,077	194,520
Other receivables, net	78,684	78,293
Prepayments	303	-
Total current assets	$209,679	$488,693
Plants and equipment	478	502
Other non-current assets	-	-

Total assets	210,157	489,195

Current liabilities	111,110	333,784
Non-current liabilities	-	-
Total liabilities	111,110	333,784
Net assets	$99,047	$155,411

	June 30,	December 31,
	2023	2022
Accounts payable	$179	$116,105
Other payables and accrued liabilities	1,739	13,469
Other payables – related party	35,188	-
Tax payables	269	195,732
Customer Advances	68,953	8,478
Wages payable	4,782	-
Total current liabilities	111,110	333,784
Lease liabilities – non-current	-	-
Total liabilities	$111,110	$333,784

The summarized operating results of the VIE’s are as follows:

For the six months ended June 30,
2023
Operating revenues	$206,799
Gross profit	184,611
Income from operations	(177,496)
Net loss	$(176,807)

Note 5 – Accounts receivable

Accounts receivable consist of the following:

	June 30, 2023	December 31, 2022

Accounts receivable	$221,044	$197,640
Less: Allowance for doubtful accounts	(2,967)	(3,120)
Total accounts receivable, net	$218,077	$194,520

Movement of allowance for doubtful accounts is as follows:

	June 30, 2023	December 31, 2022

Beginning balance	$(3,120)	$-
Addition	-	(3,120)
Exchange rate effect	153	-
Ending balance	$(2,967)	$(3,120)

Note 6 – Other receivables

	June 30, 2023	December 31, 2022

Receivable from disposal of Wuge	$-	$948,000
Receivable from disposal of TMSR HK	100,000	-
Receivable for subscription of convertible bonds	1,000,000	-
Others	78,684	78,293
Total other receivables, net	$1,178,684	$1,026,293

The balance of $100,000 on June 30, 2023 is the consideration required to be received upon disposal of TMSR HK.

As of June 30, 2023, the company subscribed to a total of $1,000,000 in convertible bonds of Liquid Marketplace Corp and DigiTrax Entertainment Inc.

The balance of $948,000 on December 31, 2022 is the consideration required to be received upon disposal of Wuge, the shares that have cancelled their corresponding value on March 9, 2023.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2023	December 31, 2022
Office equipment and furniture	$14,191	$10,039
Subtotal	14,191	10,039
Less: accumulated depreciation	(9,159)	(9,537)
Total	$5,032	$502

Depreciation expense for the six months ended June 30, 2023 and 2022 amounted to $88 and $33,839, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	June 30, 2023	December 31, 2022
Software	$750,000	$-
Subtotal	750,000	-
Less: accumulated amortization	-	-
Total	$750,000	$-

Amortization expense for the six months ended June 30, 2023 and 2022 amounted to nil and nil, respectively.

Note 9 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Highlight Media	Total
Balance as of December 31, 2022	$2,190,485	$2,190,485
Foreign currency translation adjustment	(106,967)	(106,967)

Balance as of June 30, 2023	$2,083,518	$2,083,518

Note 10 – Related party balances and transactions

Related party balances

Other payables – related parties:

Name of related party	Relationship	June 30, 2023	December 31, 2022

Shanghai Highlight Asset Management Co. LTD	A company in which shareholder hold shares	$35,188	$195,732

Total		$35,188	$195,732

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 11 – Taxes

Income tax

United States

GDC was organized in the state of Delaware in April 2015 and the six months ended June 30, 2023 amounted to nil. As of June 30, 2023, GDC’s net operating loss carry forward for United States income taxes was approximately $0. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there are no impact of GILTI for the six months ended June 30, 2023 and 2022, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

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

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return.

Significant components of deferred tax assets were as follows:

	June 30, 2023	December 31, 2022
Net operating losses carried forward – U.S.	$57,909	$4,574,581
Valuation allowance	(57,909)	(4,574,581)
Deferred tax assets, net	$-	$-

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

Taxes payable consisted of the following:

	June 30, 2023	December 31, 2022
VAT taxes payable	$-	$8,478
Other taxes payable	269

Total	$269	$8,478

Note 12 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of June 30, 2023 and December 31, 2022, $62,615 and $215,880 and were deposited with various financial institutions located in the PRC, respectively. As of June 30, 2023 and December 31, 2022, $7,338,124 and $173,228 were deposited with one financial institution located in the U.S., respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Note 13 – Equity

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by Highlight WFOE only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the accompanying unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Highlight WFOE.

Highlight WFOE and Highlight Media are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Highlight WFOE may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. Highlight Media may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by State Administration of Foreign Exchange.

As a result of the foregoing restrictions, Highlight WFOE and Highlight Media are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Highlight WFOE and Highlight Media from transferring funds to Highlight HK in the form of dividends, loans and advances. As of June 30, 2023 and December 31, 2022, amounts restricted are the net assets of Highlight WFOE and Highlight Media which amounted to $99,047 and $492,315, respectively.

Common stock

On May 4, 2023, the Company sold an aggregate of 310,168 shares of common stock of the Company, par value $0.0001 per share, and pre-funded warrants to purchase up to an aggregate of 844,351 shares of common stock are sold to certain purchasers, pursuant to a securities purchase agreement, dated May 1, 2023, as amended on May 16, 2023. The purchase price of each share of common stock is $8.35. The purchase price of each pre-funded warrant is $8.349, which equals the price per share of common stock being sold to the public in this offering, minus $0.001. The RD Offering is being made pursuant to a shelf registration statement (No. 333-254366) on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2021, and related prospectus supplement.

In the concurrent PIPE offering, the Company sold warrants to purchase up to 1,154,519 shares of common stock to the Purchasers, pursuant to a private warrant securities purchase agreement, dated May 1, 2023. In connection with the offering, the Company paid Univest Securities, LLC, the placement agent, a total cash fee equal to 7.0% of the aggregate gross proceeds received in the offering, a non-accountable expense allowance equal to 1% of the aggregate gross proceeds, and reimbursement for certain out-of-pocket accountable expenses incurred in this offering in the amount of $150,000. In addition, the Company issued to the placement agent warrants to purchase up to 115,452 shares of common stock at an exercise price of $10.02 per share, which represents 120% of the offering price of each share. The net proceeds from the Offering, after deducting placement agent discounts and commissions and estimated offering expenses payable by the Company, are approximately $8.5 million (assuming the warrants are not exercised). The Company used the net proceeds from the Offering for working capital and general corporate purposes.

On June 22, 2023, the Company entered into a software purchase agreement with Northeast Management LLC, a seller unaffiliated with the Company. Pursuant to the agreement, the Company agreed to purchase and the seller agreed to sell all of seller’s right, title, and interest in and to the certain software. The purchase price of the software shall be $750,000, payable in the form of issuance of 187,500 shares of common stock of the Company, valued at $4.00 per share. The Company plans to use the software to develop video games. On June 26, 2023, the Company issued the shares to the seller’s designees and the transaction was completed.

Warrants and options

On July 29, 2015, the Company sold 10,000,000 units at a purchase price of $5.00 per unit (“Public Units”) in its initial public offering. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant. Each warrant will entitle the holder to purchase one-half of one share of common stock at an exercise price of $2.88 per half share ($5.75 per whole share). Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will become exercisable on 30 days after the consummation of its initial Business Combination with China Sunlong on February 6, 2018. The warrants expired on February 5, 2023. The warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days prior written notice after the warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $12.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

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

The summary of warrant activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Warrants	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2022	4,539,674	151,323	$172.5	0.36
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
June 30, 2023	4,539,674	151,323	$172.5	-

The summary of option activity is as follows:

		Exercisable Into	Weighted Average	Average Remaining
	Options	Number of	Exercise	Contractual
	Outstanding	Shares	Price	Life
December 31, 2022	824,000	27,467	$150.00	0.36
Granted/Acquired	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	-	-
June 30, 2023	824,000	27,467	$150.00	-

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

The Company’s remain business segment and operations are Highlight Media and AI Catalysis. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to Highlight Media and AI Catalysis; accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess Highlight Media and AI Catalysis’s performance.

The following represents assets by division as of:

Total assets as of	June 30, 2023	December 31, 2022
Highlight Media	$210,157	$489,195
AI Catalysis	250,000
GDC, Citi Profit BVI , TMSR HK , Highlight HK, Highlight WFOE and Makesi WFOE	11,349,227	3,311,713

Total Assets	$11,809,384	$3,800,908

Total revenues of	June 30, 2023	June 30, 2022
Highlight Media	$132,173	$-
AI Catalysis	150,000
GDC, Citi Profit BVI , TMSR HK , Highlight HK, Highlight WFOE and Makesi WFOE	-	-
	-	-
Total revenues	$282,173	$-

Note 16 – Discontinued Operations

The following depicts the financial position for the discounted operations of Wuge as of June 30, 2023 and December 31, 2022, and the result of operations for the discounted operations of Wuge for the six months ended June 30, 2023 and 2022.

Results of Operations	For the six months ended June 30, 2023	For the six months ended June 30, 2022
REVENUES
Wuge digital door signs	$-	$7,616,615

TOTAL REVENUES	-	7,616,615

COST OF REVENUES
Wuge digital door signs	-	5,527,950

TOTAL COST OF REVENUES	-	5,527,950

GROSS PROFIT	-	2,088,665

OPERATING EXPENSES
Selling, general and administrative	-	1,605,935

TOTAL OPERATING EXPENSES	-	1,605,935

INCOME FROM OPERATIONS	-	482,730

OTHER INCOME (EXPENSE)
Interest income	-	65,251
Interest expense	-	(935)
Other income, net	-	70,830
Total other income, net	-	135,146

INCOME BEFORE INCOME TAXES	-	617,876

PROVISION FOR INCOME TAXES	-	314,787
NET INCOME	$-	$303,089

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

Overview

GD Culture Group Limited, formerly known as JM Global Holding Company, TMSR Holding Company Limited and Code Chain New Continent Limited (“GDC” or the “Company”), is a holding company incorporated in the State of Nevada with no material operations of its own. We currently conduct business through Shanghai Highlight Media Co., Ltd. (“Highlight Media”). Shanghai Highlight Entertainment Co., Ltd. (“Highlight WFOE”) is the primary beneficiary of Highlight Media for accounting purposes, because, pursuant to the VIE agreements, Highlight Media shall pay Highlight WFOE service fees in the amount of 100% of Highlight Media’s net income, while Highlight WFOE is obligated to absorb all of losses of Highlight Media. As a result, we consolidate the financial results of Highlight Media in our consolidated financial statements under U.S. GAAP. Such VIE structure involves unique risks to investors. The VIE agreements have not been tested in a court of law and the Chinese regulatory authorities could disallow this VIE structure, which would likely result in a material change in our operations and the value of our securities, including that it could cause the value of such securities to significantly decline or become worthless.

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

AI-based e-commerce and entertainment

AI Catalysis Corp., a direct subsidiary of the Company (“AI Catalysis“), plans to elevate the experience of media with AI-based interactive and smart content, aiming to transform the whole media landscape. At present, AI Catalysis' primary focus is the application of AI digital human technology with the sectors of e-commerce and entertainment to improve the interaction experiences online. AI Catalysis strives to deliver stable interactive livestreaming products to AI Catalysis' users. AI Catalysis foresees future expansion to a variety of business sectors with AI applications in different scenarios. AI Catalysis plans to enter into the livestreaming market with a focus on e-commerce and livestreaming interactive game.

Discontinued Business

Prior to September 28, 2022, we also conducted business through Wuge Network Games Co., Ltd. (“Wuge”). Wuge focused its business on research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs. On September 28, 2022, Makesi IoT Technology (Shanghai) Co., Ltd., a then subsidiary of the Company (“Makesi WFOE”), entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE Agreements and to cancel the Shares, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

Recent Development

Change of Directors and Officers

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

On May 1, 2023, the Company entered into a placement agency agreement, as amended on May 16, 2023 (the “Placement Agency Agreement”), with Univest Securities, LLC (the “Placement Agent”). Pursuant to the Placement Agency Agreement, the Placement Agent agrees to use its reasonable best efforts to sell the Company’s common stock in a registered direct offering (the “RD Offering”), and a concurrent private placement (the “PIPE Offering”, together with the RD Offering, collectively the “Offering”). The Placement Agent has no obligation to buy any of the securities from us or to arrange for the purchase or sale of any specific number or dollar amount of securities.

In the RD Offering, an aggregate of 310,168 shares of common stock (the “Common Shares”) of the Company, par value $0.0001 per share, and pre-funded warrants to purchase up to an aggregate of 844,351 shares of common stock (the “Pre-Funded Warrants”, and the common stock underlying such warrants, the “Pre-Funded Warrant Shares”) are sold to certain purchasers (the “Purchasers”), pursuant to a securities purchase agreement, dated May 1, 2023, as amended on May 16, 2023 (the “RD Securities Purchase Agreement”). The purchase price of each Common Share is $8.35. The purchase price of each Pre-funded Warrant is $8.349, which equals the price per Common Share being sold to the public in the Offering, minus $0.001. The RD Offering is being made pursuant to a shelf registration statement (No. 333-254366) on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission on March 26, 2021, and related prospectus supplement.

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

In the concurrent PIPE Offering, warrants to purchase up to 1,154,519 shares of common stock (the “Unregistered Warrants”, and the common stock underlying such warrants, the “Unregistered Warrant Shares”) are also sold to the Purchasers, pursuant to a private warrant securities purchase agreement, dated May 1, 2023. The Unregistered Warrants are exercisable immediately after issuance and will expire five (5) years from the date of issuance. The Exercise Price of the Unregistered Warrants is $8.35, subject to adjustment as provided in the form of Unregistered Warrants.

The Company also paid the Placement Agent a total cash fee equal to 7.0% of the aggregate gross proceeds received in the Offering and a non-accountable expense allowance equal to 1% of the aggregate gross proceeds. The Placement Agent were also reimbursed for certain out-of-pocket accountable expenses incurred in this offering up to $150,000. The Placement Agent also received warrants to purchase up to 115,452 shares of common stock (equal to 5.0% of the aggregate number of Common Shares, Pre-Funded Warrant Shares, and the Unregistered Warrant Shares) at an exercise price of $10.02 per share, which represents 120% of the offering price of each Common Share. The Placement Agent’s warrants will have substantially the same terms as the Unregistered Warrants.

The net proceeds from the Offering, after deducting placement agent discounts and commissions and estimated offering expenses payable by the Company, are approximately $8.5 million (assuming the Unregistered Warrants are not exercised). The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic did not have a material impact on our business or results of operation during the six months ended June 30, 2023 and 2022. However, the extent to which the COVID-19 pandemic may negatively impact the general economy and our business is highly uncertain and cannot be accurately predicted. These uncertainties may impede our ability to conduct our operations and could materially and adversely affect our business, financial condition and results of operations, and as a result could adversely affect our stock price and create more volatility.

Results of Operations

Three Months Ended June 30, 2023 vs. June 30, 2022

				Percentage
	2023	2022	Change	Change
Revenues
Enterprise brand management	56,799	-	56,799	N/A	%
Software copyright	150,000	-	150,000	N/A	%

Total revenues	206,799	-	206,799	N/A	%

Cost of Revenues
Enterprise brand management service	41,414	-	41,414	N/A	%
Software copyright				N/A	%

Total cost of revenues	41,414	-	41,414	N/A	%

Gross profit	165,385	-	165,385	N/A	%
Operating expenses	320,883	19,621,668	(19,300,785)	(98.4)%
Loss from operations	(155,384)	(19,621,668)	19,466,170	99.2%
Other income, net	114	-	114	N/A	%
Loss from continuing operations	(155,498)	(19,621,668)	19,466,170	99.2%
Discontinued operations:
Loss from discontinued operations	-	(746,486)	746,486	(100.0)%
Net Loss	(155,498)	(20,368,154)	20,212,656	99.2%

Revenues

The Company’s revenue consists of Enterprise brand management and software copyright. Total revenues increased by approximately $206,799, to approximately $206,799 for the three months ended June 30, 2023, compared to approximately $0 for the three months ended June 30, 2022. The increase was mainly due to the acquisition of Highlight Media and the start of operation of AI Catalysis.

Cost of Revenues

The Company’s cost of revenues consists of cost of Enterprise brand management service Total cost of revenues increased by approximately $41,414, to approximately $41,414 for the three months ended June 30, 2023, compared to nil for the same period in 2022. Our total cost of revenues increase was attributable to the acquisition of Highlight Media.

Gross Profit

The Company’s gross profit increased by $165,385, during the three months ended June 30, 2023, from approximately nil for the three months ended June 30, 2022. The increase was due to the acquisition of Highlight Media and the start of operation of AI Catalysis.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses decreased by approximately $19.30 million from approximately $0.32 million for the three months ended June 30, 2023 to approximately $19.62 million for the three months ended June 30, 2022. The decrease was mainly due to the reduction of impairment of prepayments.

Loss from Operations

As a result of the foregoing, loss from operations for the three months ended June 30, 2023 was approximately $0.16 million, an decrease of approximately $19.47 million, or approximately 99.2%, from approximately loss from operations of $19.62 million for the three months ended June 30, 2022. The decrease was mainly due to the reduction of impairment of prepayments.

Net Loss

The Company’s net loss decreased by approximately $20.21 million, or 99.2%, to approximately $0.16 million net loss for the three months ended June 30, 2023, from approximately $20.37 million net loss for the same period in 2022. The decrease was mainly due to the reduction of impairment of prepayments.

Six Months Ended June 30, 2023 vs. June 30, 2022

				Percentage
	2023	2022	Change	Change
Revenues
Enterprise brand management	132,173	-	132,173	N/A	%
Software copyright	150,000	-	150,000	N/A	%

Total revenues	282,173	-	282,173	N/A	%

Cost of Revenues
Enterprise brand management service	97,562	-	97,562	N/A	%
Software copyright				N/A	%

Total cost of revenues	97,562	-	97,562	N/A	%

Gross profit	184,611	-	184,611	N/A	%
Operating expenses	362,107	19,685,367	(19,323,260)	(98.2)%
Loss from operations	(177,496)	(19,685,367)	19,507,871	(99.1)%
Other income, net	803	-	803	N/A	%
Loss from continuing operations	(176,807)	(19,685,367)	19,508,560	(99.1)%
Discontinued operations:
Income from discontinued operations	-	303,089	(303,089)	(100.0)%
Net Loss	(176,807)	(19,382,278)	(19,382,278)	(99.1)%

Revenues

The Company’s revenue consists of Enterprise brand management and software copyright. Total revenues increased by approximately $282,173, to approximately $282,173 for the six months ended June 30, 2023, compared to nil for the six months ended June 30, 2022. The increase was mainly due to acquisition of Highlight Media and the start of operation of AI Catalysis.

Cost of Revenues

The Company’s cost of revenues consists of cost of Enterprise brand management service Total cost of revenues increased by $97,562, for the six months ended June 30, 2023, compared to nil for the same period in 2022. Our total cost of revenues increase was attributable to acquisition of Highlight Media.

Gross Profit

The Company’s gross profit increased by $184,611, during the six months ended June 30, 2023, from approximately $0 for the six months ended June 30, 2022. The increase was due to acquisition of Highlight Media and the start of operation of AI Catalysis.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG& A expenses decreased by approximately $19.32 million from approximately $0.36 million for the six months ended June 30, 2023 to approximately $19.69 million for the six months ended June 30, 2022. The decrease was mainly due to the reduction of impairment of prepayments.

Loss from Operations

As a result of the foregoing, loss from operations for the six months ended June 30, 2023 was approximately $0.18 million, a decrease of approximately $19.51 million, or approximately 99.1%, from approximately loss from operations of $19.69 million for the six months ended June 30, 2022. The decrease was mainly due to the reduction of impairment of prepayments.

Net Loss

The Company’s net loss decreased by approximately $19.21 million, or 99.1%, to approximately $0.18 million net loss for the six months ended June 30, 2023, from approximately $19.38 million net loss for the same period in 2022. The decrease was mainly due to the reduction of impairment of prepayments.

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

Gross versus Net Revenue Reporting

Starting from July 2016, in the normal course of the Company’s trading of industrial waste materials business, the Company directly purchases the processed industrial waste materials from the Company’s suppliers under the Company’s specifications and drop ships the materials directly to the Company’s customers. The Company would inspect the materials at its customers’ site, during which inspection it temporarily assumes legal title to the materials, and after which inspection legal title is transferred to its customers. In these situations, the Company generally collects the sales proceeds directly from the Company’s customers and pay for the inventory purchases to the Company’s suppliers separately. The determination of whether revenues should be reported on a gross or net basis is based on the Company’s assessment of whether it is the principal or an agent in the transaction. In determining whether the Company is the principal or an agent, the Company follows the new accounting guidance for principal-agent considerations. Since the Company is the primary obligor and is responsible for (i) fulfilling the processed industrial waste materials delivery, (ii) controlling the inventory by temporarily assume legal title to the materials after inspecting the products from our vendors before passing the materials to our customers, and (iii) bearing the back-end risk of inventory loss with respect to any product return from the Company’s customers, the Company has concluded that it is the principal in these arrangements, and therefore report revenues and cost of revenues on a gross basis.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of June 30, 2023, our net working capital was approximately $8.86 million, over 32% of the Company’s current liabilities was from other payables – related parties due to major shareholders. Removing these liabilities, the Company had net working capital of $8.89 million and is expected to continue to generate cash flow by operations from the acquisitions of new companies and loans from related-parties in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2023 and 2022.

	For the Six Months ended June 30,
	2023	2022
Net cash used in by operating activities	$(1,698,076)	$(1,074,693)
Net cash used in investing activities	(4,642)	(6,820)
Net cash provided by financing activities	8,718,238	-
Effect of exchange rate change on cash	(3,889)	(223,786)
Net change in cash	$7,011,631	$(1,305,299)

As of June 30, 2023 and December 31, 2022, the Company had cash in the amount of $7,400,739 and $389,108, respectively. As of June 30, 2023 and December 31, 2022, $62,615 and $215,880 and were deposited with various financial institutions located in the PRC, respectively. As of June 30, 2023 and December 31, 2022, $7,338,124 and $173,228 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $1,698,076 for the six months ended June 30, 2023, as compared to approximately $1.07 million net cash used in operating activities for the six months ended June 30, 2022. Net cash used in operating activities was mainly due to the increase of approximately $173,349 of prepayments, the increase of approximately $1,104,411 of other receivables, the decrease of approximately $164,607 of other payables and accrued liabilities, and the increase of approximately $72,168 of customer deposits.

Investing activities

Net cash used in investing activities was 4,642 for the six months ended June 30, 2023, as compared to approximately $6,820 net cash used in investing activities for the six months ended June 30, 2022. Net cash used in investing activities was mainly due to the purchase of plant and equipment.

Financing activities

Net cash provided by financing activities was 8,718,238 for the six months ended June 30, 2023, as compared to nil net cash used in financing activities for the six months ended June 30, 2022. Net cash used in financing activities was mainly due to the increase of approximately $8.7 million of issuance of common stock.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the information included in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2023, the Company entered into a private warrant securities purchase agreement, as amended on Mary 16, 2033 (the “PIPE Securities Purchase Agreement”), pursuant to which the Company sold warrants to purchase up to 1,154,519 shares of common stock (the “Unregistered Warrants” and such transaction, the “PIPE Offering”) to certain investors (the “Purchasers”) who participated in a concurrent registered direct offering (“the RD Offering”). The Unregistered Warrants are exercisable immediately after issuance and will expire five (5) years from the date of issuance. The Exercise Price of the Unregistered Warrants is $8.35, subject to adjustment as provided in the form of Unregistered Warrants.

Pursuant to the PIPE Securities Purchase Agreement, the Company sold warrants to purchase up to 1,154,519 shares of common stock to the Purchasers. In connection with the PIPE Offering and the RD Offering, the Company issued to Univest Securities, LLC, the placement agent, warrants to purchase up to 115,452 shares of common stock at an exercise price of $10.02 per share.

As of the date of this report, none of the Unregistered Warrants or the Placement Agent’s Warrants has been exercised. If any of such warrants are exercised, the Company plan to use the proceeds for working capital and general corporate purposes.

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

GD CULTURE GROUP LIMITED

Date: August 14, 2023	By:	/s/ Xiaojian Wang
	Name:	Xiaojian Wang
	Title:	Chief Executive Officer, President and
Chairman of the Board

Date: August 14, 2023	By:	/s/ Zihao Zhao
	Name:	Zihao Zhao
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)