Form 10-Q
period 2023-09-30
GD Culture Group Ltd
filed 2023-11-20
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37513

GD CULTURE GROUP LIMITED

(Exact name of registrant as specified in its charter)

Nevada	47-3709051
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

22F - 810 Seventh Avenue,
New York, NY 10019	10019
(Address of principal executive offices)	(Zip Code)

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

As of November 20, 2023, there were 4,489,816 shares of the Company’s common stock issued and outstanding.

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

You should not unduly rely on any forward-looking statements. Although we believe that the expectations reflected in the forward- looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, to conform these statements to actual results or to changes in our expectations.

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,647,148	$389,108
Accounts receivable, net	150,000	194,520
Other receivables, net	146,575	1,026,293
Prepaid expense - related party	100,000	-
Prepayments	4,582,684	-
Total current assets	6,626,407	1,609,921

NON-CURRENT ASSETS
Plant and equipment, net	8,866	502
Operating lease right-of-use assets, net	1,683,518	-
Goodwill	-	2,190,485
Intangible assets, net	3,087,500	-
Long-term investments, net	2,500,000	-
Total non-current assets	7,279,884	2,190,987
Total assets	$13,906,291	$3,800,908

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,838	$127,475
Other payables and accrued liabilities	2,729	2,099
Other payables - related parties	-	195,732
Current portion of operating lease liabilities	324,162	-
Taxes payable	-	8,478
Total current liabilities	330,729	333,784

NON-CURRENT LIABILITIES
Non-current portion of operating lease liabilities	1,388,238	-
Total non-current liabilities	1,388,238	-
Total liabilities	1,718,967	333,784
COMMITMENTS AND CONTINGENCIES (NOTE 14)	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 3,053,563 and 1,844,877 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	305	184
Stock subscription receivable	(1,370,614)	-
Additional paid-in capital	68,544,206	60,124,087
Statutory reserves	4,467	4,467
Accumulated deficit	(60,446,156)	(56,841,074)
Accumulated other comprehensive income	71,468	179,460
Total GD Culture Group Limited shareholders’ equity	6,803,676	3,467,124
Noncontrolling interest	5,383,648	-
Total shareholders’ equity	12,187,324	3,467,124
Total liabilities and shareholders’ equity	$13,906,291	$3,800,908

*	Giving retroactive effect to the 1-for-30 reverse stock split effective on November 9, 2022.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Enterprise brand management services	-	-	150,000	-
Software copyright	-	-	-	-
TOTAL REVENUES	-	-	150,000	-

COST OF REVENUES
Enterprise brand management services	-	-		-
TOTAL COST OF REVENUES	-	-		-
GROSS PROFIT	-	-		-

OPERATING EXPENSES
Selling, general and administrative	3,667,011	64,041	3,942,947	6,800,079
Impairment of prepayments	-	-	-	12,949,329
TOTAL OPERATING EXPENSES	3,667,011	64,041	3,942,947	19,749,408

LOSS FROM OPERATIONS	(3,667,011)	(64,041)	(3,792,947)	(19,749,408)

OTHER INCOME (EXPENSE)
Interest income	46,891	-	47,070	-
Interest expense	(52)	-	(52)	-
Other income	-	-	100,000	-
Total other income, net	46,839	-	147,018	-

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(3,620,172)	(64,041)	(3,645,929)	(19,749,408)
PROVISION FOR INCOME TAXES	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(3,620,172)	(64,041)	(3,645,929)	(19,749,408)
Net loss attributable to noncontrolling interest	(102,485)	-	(102,485)	-
LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO GD CULTURE GROUP LIMITED	(3,517,687)	(64,041)	(3,543,444)	(19,749,408)

Discontinued operations:
Loss from discontinued operations, net of taxes	(10,358)	-	(61,408)	303,089
Loss on disposal, net of taxes	(230)	(4,027,930)	(230)	(4,027,930)
Net loss	(3,528,275)	(4,091,971)	(3,605,082)	(23,474,249)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	4,291	(261,985)	(107,992)	(118,184)
COMPREHENSIVE LOSS	(3,523,984)	(4,353,956)	(3,713,074)	(23,592,433)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted*	3,053,563	1,427,927	2,447,446	1,427,927

Loss per share from continuing operations
Basic and diluted	(1.15)	(0.04)	(1.45)	(13.83)

Loss per share from discontinued operations
Basic and diluted	(0.00)	(2.82)	(0.03)	(2.61)

Loss per share available to common shareholders
Basic and diluted	(1.16)	(2.87)	(1.47)	(16.44)

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Nine Months Ended September 30, 2022
					Additional	Stock	Retained Earnings (Accumulated Deficit)		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, January 1, 2022	-	-	1,543,793	154	83,038,827	(25,165,728)	-	(26,019,119)	225,857	32,079,991
Net loss	-	-	-	-	-	-	-	(23,474,249)	-	(23,474,249)
Issuance of common stock for acquisition Yuanma	-	-	256,000	26	7,679,974	-	-	-	-	7,680,000
Issuance of common stock for acquisition Highlight Media	-	-	300,000	30	2,249,970	-	4,467	-	-	2,254,467
The cancellation of the common stock	-	-	(254,916)	(26)	(32,844,684)	-	-	-	-	(32,844,710)
Stock subscription receivable from issuance of common stock	-	-	-	-	-	25,165,728	-	-	-	25,165,728
Foreign currency translation	-	-	-	-	-	-	-	-	(118,184)	(118,184)
BALANCE, September 30, 2022 (Unaudited)	-	$-	1,844,877	$184	$60,124,087	$-	$4,467	$(49,493,368)	$107,673	$10,743,043

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(CONTINUED) (UNAUDITED)

	For the Three Months Ended September 30, 2022
					Additional	Stock	Retained Earnings (Accumulated Deficit)		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, July 1, 2022	-	-	1,544,877	154	74,276,715	(16,403,618)	-	(45,401,397)	369,658	12,841,512
Net loss	-	-	-	-	-	-	-	(4,091,971)	-	(4,091,971)
Issuance of common stock for acquisition Yuanma	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for acquisition Highlight Media	-	-	300,000	30	2,249,970	-	4,467	-	-	2,254,467
The cancellation of the common stock	-	-	-	-	(16,402,598)	-	-	-	-	(16,402,598)
Stock subscription receivable from issuance of common stock	-	-	-	-	-	16,403,618	-	-	-	16,403,618
Foreign currency translation	-	-	-	-	-	-	-	-	(261,985)	(261,985)
BALANCE, September 30, 2022 (Unaudited)	-	$-	1,844,877	$184	$60,124,087	$-	$4,467	$(49,493,368)	$107,673	$10,743,043

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(CONTINUED) (UNAUDITED)

	For the Nine Months Ended September 30, 2023
					Additional	Stock	Retained Earnings (Accumulated Deficit)		Accumulated Other	Total GD Culture Group Limited		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Loss	Equity	interest	Equity
BALANCE, January 1, 2023	-	-	1,844,877	184	60,124,087	-	4,467	(56,841,074)	179,460	3,467,124	-	3,467,124
Net loss	-	-	-	-	-	-	-	(3,605,082)	-	(3,605,082)	(102,485)	(3,707,567)
Issuance of common stock for cash	-	-	1,154,519	115	8,618,125	-	-	-	-	8,618,240	-	8,618,240
Contribution by noncontrolling shareholder	-	-	-	-	-	-	-	-	-	-	5,486,133	5,486,133
Issuance of common stock for acquisition right, title, and interest in and to the certain software	-	-	187,500	19	749,981	-	-	-	-	750,000	-	750,000
The cancellation of the common stock	-	-	(133,333)	(13)	(947,987)	-	-	-	-	(948,000)	-	(948,000)
Stock subscription receivable from issuance of common stock	-	-	-	-	-	(1,370,614)	-	-	-	(1,370,614)	-	(1,370,614)
Foreign currency translation	-	-	-	-	-	-	-	-	(107,992)	(107,992)	-	(107,992)
BALANCE, September 30, 2023 (Unaudited)	-	$-	3,053,563	$305	$68,544,206	$(1,370,614)	$4,467	$(60,446,156)	$71,468	$6,803,676	5,383,648	12,187,324

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(CONTINUED) (UNAUDITED)

	For the Three Months Ended September 30, 2023
					Additional	Stock	Retained Earnings (Accumulated Deficit)		Accumulated Other	Total GD Culture Group Limited		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Loss	Equity	interest	Equity
BALANCE, July 1, 2023	-	-	3,053,563	305	68,544,206	-	4,467	(56,917,881)	67,177	11,698,274	-	11,698,274
Net loss	-	-	-	-	-	-	-	(3,528,275)	-	(3,528,275)	(102,485)	(3,630,760)
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	-	-
Contribution by noncontrolling shareholder	-	-	-	-	-	-	-	-	-	-	5,486,133	5,486,133
Issuance of common stock for acquisition right, title, and interest in and to the certain software	-	-	-	-	-	-	-	-	-	-	-	-
The cancellation of the common stock	-	-	-	-	-	-	-	-	-	-	-	-
Stock subscription receivable from issuance of common stock	-	-	-	-	-	(1,370,614)	-	-	-	(1,370,614)	-	(1,370,614)
Foreign currency translation	-	-	-	-	-	-	-	-	4,291	4,291	-	4,291
BALANCE, September 30, 2023 (Unaudited)	-	$-	3,053,563	305	68,544,206	$(1,370,614)	$4,467	$(60,446,156)	$71,468	$6,803,676	5,383,648	12,187,324

GD CULTURE GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,707,567)	$(23,474,249)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	751	33,192
Amortization of intangible assets	162,500	98
Lease expenses of right-of-use assets	60,224	-
Impairment of prepayments	-	12,949,329
Disposal of the company	230	4,027,930
Goodwill impairments	2,070,753	6,590,339
Change in operating assets and liabilities

Accounts receivables	(52,196)	-
Other receivables	(51,399)	757
Prepaid expense - related party	(100,000)	192,863
Inventories	-	(3,001)
Prepayments	(4,610,398)	(68,962)
Accounts payable	(91,273)	196,417
Other payables and accrued liabilities	(16,410)	(99,892)
Customer deposits	68,531	(2,156,462)
Lease liabilities	(31,342)	-
Taxes payable	(6,994)	(493)
Other payables - related parties	(160,760)	845,389
Net cash used in operating activities	(6,465,350)	(966,745)

CASH FLOWS FROM INVESTING ACTIVITY:
Net increase in cash from acquisition of Highlight Media	-	47,498
Net decrease in cash from disposal of discontinued operations	-	(12,316,416)
Purchase of intangible assets	(2,500,000)	-
Purchase of equipment	(9,617)	(6,689)
Purchase of convertible notes	(2,500,000)	-
Net cash used in investing activity	(5,009,617)	(12,275,607)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock	8,618,240	-
Contribution by noncontrolling shareholder	4,115,519	-
Net cash provided by financing activity	12,733,759	-

EFFECT OF EXCHANGE RATE ON CASH	(752)	(1,095,699)

NET INCREASE/(DECREASE) IN CASH	1,258,040	(14,338,051)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	389,108	14,588,330
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,647,148	$250,279

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$935

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for acquisition Yuanma	-	7,680,000
Issuance of common stock for acquisition Highlight Media	-	2,250,000
Issuance of common stock for acquisition right, title, and interest in and to the certain software	750,000	-
The cancellation of the common stock	948,000	32,844,710
Initial recognition of right-of-use assets and lease liabilities	1,731,824	-

GD CULTURE GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

GD Culture Group Limited (“GDC” or the “Company”), formerly known as Code Chain New Continent Limited, TMSR Holding Company Limited and JM Global Holding Company, is a Nevada corporation and a holding company that has no material operation of its own. The Company’s current subsidiaries, Citi Profit Investment Holding Limited (“Citi Profit”), Highlights Culture Holding Co., Limited (“Highlight HK”), Shanghai Highlight Entertainment Co., Ltd. (“Highlight WFOE”), and previous subsidiaries, TMSR Holdings Limited (“TMSR HK”) and Makesi IoT Technology (Shanghai) Co., Ltd. (“Makesi WFOE”) are also holding companies with no material operations.

Shanghai Xianzhui Technology Co., Ltd. (“SH Xianzhui”) was incorporated by Highlight WFOE and other two shareholders on August 10, 2023. SH Xianzhui is principally engaged in the provision of social media marketing agency service. Highlight WFOE owns 60% of the total equity interest of SH Xianzhui.

AI Catalysis Corp. (“AI Catalysis”) is a Nevada corporation, incorporated on May 18, 2023. AI Catalysis is expected to bridge the realms of the internet, media, and artificial intelligence (“AI”) technologies. Positioned at the crossroads of traditional and streaming media, AI Catalysis plans to elevate the experience of media with AI-based interactive and smart content, aiming to transform the whole media landscape. At present, AI Catalysis' primary focus is the application of AI digital human technology with the sectors of e-commerce and entertainment to improve the interaction experiences online. AI Catalysis strives to deliver stable interactive livestreaming products to AI Catalysis' users. AI Catalysis foresees future expansion to a variety of business sectors with AI applications in different scenarios. AI Catalysis plans to enter into the livestreaming market with a focus on e-commerce and livestreaming interactive game.

Prior to September 28, 2022, we also conducted business through Sichuan Wuge Network Games Co., Ltd. (“Wuge”). Makesi WFOE had a series of contractual arrangement with Wuge that established a VIE structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Wuge. Accordingly, under U.S. GAAP, GDC treated Wuge as the consolidated affiliated entity and has consolidated Yuanma’s financial results in Wuge’s financial statements prior to September 28, 2022. Wuge focused its business on research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs. On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE Agreements and to cancel the shares previously issued to the shareholders of Wuge, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

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

Prior to September 26, 2023, we also conducted business through Shanghai Highlight Media Co., Ltd. (“Highlight Media”). Highlight WFOE had a series of contractual arrangement with Highlight Media. For accounting purposes, Highlight WFOE was the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, GDC treated Highlight Media as the consolidated affiliated entity and has consolidated Highlight Media’s financial results in GDC’s financial statements prior to September 26, 2023. Highlight Media was an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sold the interest in the VIE Agreements for a purchase price of $100,000. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

The accompanying consolidated financial statements reflect the activities of GDC and each of the following entities:

Name	Background	Ownership
Citi Profit BVI	● A British Virgin Island company Incorporated on April 2019	100% owned by the Company
TMSR HK2	● A Hong Kong company ● Incorporated on April 2019	100% owned by Citi Profit BVI
Highlight HK	● A Hong Kong company ● Incorporated on November 2022	100% owned by Citi Profit BVI
Makesi WFOE2	● A PRC limited liability company and deemed a wholly foreign owned enterprise (WFOE) ● Incorporated on December 2020	100% owned by TMSR HK
Highlight WFOE	● A PRC limited liability company and deemed a wholly foreign owned enterprise (WFOE) ● Incorporated on January 2023	100% owned by Highlight HK
Wuge[1]	● A PRC limited liability company ● Incorporated on July 4, 2019	VIE of Makesi WFOE
Highlight Media[3]	● A PRC limited liability company ● Incorporated on September 16, 2022	VIE of Highlight WFOE
AI Catalysis	● A Nevada company ● Incorporated on May 2023	100% owned by the Company
SH Xianzhui	● A PRC limited liability company ● Incorporated on May 2023	60% owned by Highlight WFOE

1	Disposed on September 28, 2022
2	Disposed on June 26, 2023
3	Disposed on September 26, 2023

Contractual Arrangements

Wuge, Yuanma, Highlight Media is controlled through contractual agreements in lieu of direct equity ownership by the Company or any of its subsidiaries. Such contractual arrangements consist of a series of five agreements, consulting services agreement, equity pledge agreement, call option agreement, voting rights proxy agreement, and operating agreement.

Material terms of each of the VIE agreements with Wuge are described below. The VIE agreements with Wuge were terminated and the Company disposed Wuge as of September 28, 2022.

Technical Consultation and Services Agreement.

Pursuant to the technical consultation and services agreement between Wuge and Tongrong Technology (Jiangsu) Co., Ltd., a then indirect subsidiary of the Company (“Tongrong WFOE”), dated January 3, 2020, Tongrong WFOE has the exclusive right to provide consultation services to Wuge relating to Wuge’s business, including but not limited to business consultation services, human resources development, and business development. Tongrong WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Tongrong WFOE has the right to determine the service fees based on Wuge’s actual operation on a quarterly basis. This agreement will be effective as long as Wuge exists. Tongrong WFOE may terminate this agreement at any time by giving 30 days’ prior written notice to Wuge.

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

On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE agreements and to cancel the shares previously issued to the shareholders of Wuge, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

Material terms of each of the VIE agreements with Yuanma are described below. The Company disposed TMSR HK, Makesi WFOE and Yuanma on June 26, 2023.

Technical Consultation and Services Agreement.

Pursuant to the technical consultation and services agreement between WFOE and Yuanma dated June 21, 2022, WFOE has the exclusive right to provide consultation services to Yuanma relating to Yuanma’s business, including but not limited to business consultation services, human resources development, and business development. WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. WFOE has the right to determine the service fees based on Yuanma’s actual operation on a quarterly basis. This agreement will be effective for 20 years and can be extended by WFOE unilaterally by prior written notice to the other parties. WFOE may terminate this agreement at any time by giving a 30 days’ prior written notice to Yuanma. If any party breaches the agreement and fails to cure within 30 days from the written notice from the non-breach party, the non-breach party may (i) terminate the agreement and request the breaching party to compensate the non-breaching party’s loss or (ii) request special performance by the breaching party and the breaching party to compensate the non-breaching party’s loss.

Equity Pledge Agreement.

Under the equity pledge agreement among WFOE, Yuanma and Yuanma Shareholders dated June 21, 2022, Yuanma Shareholders pledged all of their equity interests in Yuanma to WFOE to guarantee Yuanma’s performance of relevant obligations and indebtedness under the technical consultation and services agreement. In addition, Yuanma Shareholders will complete the registration of the equity pledge under the agreement with the competent local authority. If Yuanma breaches its obligation under the technical consultation and services agreement, WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. This pledge will remain effective until all the guaranteed obligations are performed or the Yuanma Shareholders cease to be shareholders of Yuanma.

Equity Option Agreement.

Under the equity option agreement among WFOE, Yuanma and Yuanma Shareholders dated June 21, 2022, each of Yuanma Shareholders irrevocably granted to WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Yuanma. Also, WFOE or its designee has the right to acquire any and all of its assets of Yuanma. Without WFOE’s prior written consent, Yuanma’s shareholders cannot transfer their equity interests in Yuanma and Yuanma cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option. This pledge will remain effective until all options have been exercised.

Voting Rights Proxy and Financial Support Agreement.

Under the voting rights proxy and financial support agreement among WFOE, Yuanma and Yuanma Shareholders dated June 21, 2022, each Yuanma Shareholder irrevocably appointed WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Yuanma, including but not limited to the power to vote on its behalf on all matters of Yuanma requiring shareholder approval in accordance with the articles of association of Yuanma. The proxy agreement is for a term of 20 years and can be extended by WFOE unilaterally by prior written notice to the other parties.

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

Material terms of each of the VIE agreements with Highlight Media are described below. The VIE agreements with Highlight Media were terminated and the Company disposed Highlight Media as of September 26, 2023.

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

Equity Pledge Agreement.

Under the equity pledge agreement among Makesi WFOE, Highlight Media and the shareholders of Highlight Media dated September 16, 2022, the shareholders of Highlight Media pledged all of their equity interests in Highlight Media to Makesi WFOE to guarantee Highlight Media’s performance of relevant obligations and indebtedness under the technical consultation and services agreement. In addition, the shareholders of Highlight Media will complete the registration of the equity pledge under the agreement with the competent local authority. If Highlight Media breaches its obligation under the technical consultation and services agreement, Makesi WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. This pledge will remain effective until all the guaranteed obligations are performed or the shareholders of Highlight Media cease to be shareholders of Highlight Media.

Equity Option Agreement.

Under the equity option agreement among Makesi WFOE, Highlight Media and the shareholders of Highlight Media dated September 16, 2022, each of the shareholders of Highlight Media irrevocably granted to Makesi WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Highlight Media. Also, Makesi WFOE or its designee has the right to acquire any and all of its assets of Highlight Media. Without Makesi WFOE’s prior written consent, Highlight Media’s shareholders cannot transfer their equity interests in Highlight Media and Highlight Media cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option. This pledge will remain effective until all options have been exercised.

Voting Rights Proxy and Financial Support Agreement.

Under the voting rights proxy and financial support agreement among Makesi WFOE, Highlight Media and the shareholders of Highlight Media dated September 16, 2022, each Highlight Media Shareholder irrevocably appointed Makesi WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Highlight Media, including but not limited to the power to vote on its behalf on all matters of Highlight Media requiring shareholder approval in accordance with the articles of association of Highlight Media. The proxy agreement is for a term of 20 years and can be extended by Makesi WFOE unilaterally by prior written notice to the other parties.

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

On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sold the interest in the VIE Agreements for a purchase price of $100,000. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

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

Translation adjustments included in accumulated other comprehensive income amounted to $71,468 and $179,460 as of September 30, 2023 and December 31, 2022, respectively. The balance sheet amounts, with the exception of shareholders’ equity at September 30, 2023 and December 31, 2022 were translated at 7.30 RMB and 6.38 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statement of income accounts for the nine months ended September 30, 2023 and 2022 were 7.03 RMB and 6.61 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Intangible assets

Intangible assets represent software, and it is stated at cost, less accumulated amortization. Research and development costs associated with internally developed patents are expensed when incurred. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets. The software has finite useful lives and is amortized using a straight-line method that reflects the estimated pattern in which the economic benefits of the intangible asset are to be consumed. The Company amortizes the cost of software, over their useful life using the straight-line method. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances revised estimates of useful lives. The estimated useful life is as follows:

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

The Company recognizes lease liabilities and corresponding right-of-use assets on the balance sheet for leases. Operating lease right- of-use assets are included in non-current prepayments, receivables and other assets and operating lease liabilities are included in current accrued expenses, accounts payable and other liabilities and other non-current liabilities on the consolidated balance sheets. Operating lease right-of-use assets and operating lease liabilities are initially recognized based on the present value of future lease payments at lease commencement. The operating lease right-of-use asset also includes any lease payments made prior to lease commencement and the initial direct costs incurred by the lessee and is recorded net of any lease incentives received. As the interest rates implicit in most of the leases are not readily determinable, the Company uses the incremental borrowing rates based on the information available at lease commencement to determine the present value of the future lease payments. Operating lease expenses are recognized on a straight-line basis over the term of the lease.

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

Fair value measurement

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, notes receivable, accounts receivable, other receivables, prepayments, accounts payable, other payables and accrued liabilities, customer deposits and taxes payable to approximate their fair values because of their short term nature.

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

Payments received prior to the relevant criteria for revenue recognition are met, are recorded as customer deposits.

The Company’s disaggregate revenue streams from continuing operations are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Software copyright	$-	$-	$150,000	$-
Total revenues	$-	$-	$150,000	$-

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the three months ended September 30, 2023 and 2022. As of September 30, 2023, the Company’s PRC tax returns filed for 2020, 2021 and 2022 remain subject to examination by any applicable tax authorities.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders of the Company by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares. 9,079,348 and 10,500,000 of outstanding warrants which is equivalent to convertible of 4,539,674 and 5,250,000 common shares were excluded from the diluted earnings per share calculation due to its antidilutive effect for the three months ended September 30, 2023 and 2022, respectively. 824,000 of outstanding options were excluded from the diluted earnings per share calculation due to its antidilutive effect for the three months ended September 30, 2023 and 2022.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings (loss) or and financial position.

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

The Company’s acquisition of Highlight Media was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of Highlight Media based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, plant and equipment, and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expenses.

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

On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE agreements and to cancel the shares previously issued to the shareholders of Wuge, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

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

Accordingly, the accounts of Highlight Media are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, its financial positions and results of operations are included in the Company’s consolidated financial statements prior to September 30, 2023.

On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sell the interest in the VIE Agreements for a purchase price of $100,000. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

The carrying amount of the VIE’s assets and liabilities are as follows:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	-	215,880
Accounts receivable, net	-	194,520
Other receivables, net	-	78,293
Prepayments	-	-
Total current assets	$-	$488,693
Plants and equipment	-	502
Goodwill	-	2,190,485
Total assets	-	2,679,680
Current liabilities	-	333,784
Non-current liabilities	-	-
Total liabilities	-	333,784
Net assets	$-	$2,345,896

Accounts payable	$-	$116,105
Other payables and accrued liabilities	-	13,469
Other payables – related party	-	-
Tax payables	-	195,732
Customer Advances	-	8,478
Wages payable	-	-
Total current liabilities	-	333,784
Lease liabilities – non-current	-	-
Total liabilities	$-	$333,784

The summarized operating results of the VIE’s are as follows:

For the Nine Months Ended September 30,
2023
Operating revenues	$-
Gross profit	-
Income from operations	-
Net loss	$-

Note 5 – Accounts receivable

Accounts receivable consist of the following:

	September 30, 2023	December 31, 2022
Accounts receivable	$150,000	$197,640
Less: Allowance for doubtful accounts	-	(3,120)
Total accounts receivable, net	$150,000	$194,520

Movement of allowance for doubtful accounts is as follows:

	September 30, 2023	December 31, 2022
Beginning balance	$(3,120)	$-
Addition	-	(3,120)
Disposal of Highlight Media	2,949	-
Exchange rate effect	171	-
Ending balance	$-	$(3,120)

Note 6 – Other receivables

	September 30, 2023	December 31, 2022
Receivable from disposal of Wuge	$-	$948,000
Receivable from disposal of Highlight Media	100,000	-
Interest receivable from convertible notes	46,575	-
Others	-	78,293
Total other receivables, net	$146,575	$1,026,293

The balance of $100,000 on September 30, 2023 is the consideration required to be received upon disposal of Highlight Media.

The balance of $948,000 on December 31, 2022 is the consideration required to be received upon disposal of Wuge, the shares that have cancelled their corresponding value on March 9, 2023.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2023	December 31, 2022
Office equipment and furniture	$9,617	$10,039
Subtotal	9,617	10,039
Less: accumulated depreciation	(751)	(9,537)
Total	$8,866	$502

Depreciation expense for the nine months ended September 30, 2023 and 2022 amounted to $751 and $33,192, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	September 30, 2023	December 31, 2022
Software	$3,250,000	$-
Subtotal	3,250,000	-
Less: accumulated amortization	(162,500)	-
Total	$3,087,500	$-

Amortization expense for the nine months ended September 30, 2023 and 2022 amounted to $162,500 and $98, respectively.

Note 9 – Goodwill

The changes in the carrying amount of goodwill by business units are as follows:

	Highlight Media	Total
Balance as of December 31, 2022	$2,190,485	$2,190,485
Impairment	(2,070,753)	(2,070,753)
Foreign currency translation adjustment	(119,732)	(119,732)
Balance as of September 30, 2023	$-	$-

Note 10 – Related party balances and transactions

Related party balances

Prepaid expense – related party:

Name of related party	Relationship	September 30, 2023	December 31, 2022
XIAO JIAN WANG	Chief Executive Officer of the Company	$100,000	$-
Total		$100,000	$-

The above balances represent travel advances to the Chief Executive Officer of the Company.

Other payables – related parties:

Name of related party	Relationship	September 30, 2023	December 31, 2022
Shanghai Highlight Asset Management Co. LTD	A company in which shareholder hold shares	$-	$195,732
Total		$-	$195,732

The above payables represent interest free loans and advances. These loans and advances are unsecured and due on demand.

Note 11 – Long-term investment, net

The Company’s long-term investments consisted of the following:

	September 30, 2023	December 31, 2022
Available-for-sale debt investments	$2,500,000	$-
Total	$2,500,000	$-

As of September 30, 2023, the Company subscribed to a total of $2,500,000 in convertible notes of Liquid Marketplace Corp and DigiTrax Entertainment Inc.

Note 12 – Leases

Leases are classified as operating leases or finance leases in accordance with ASC 842. The Company’s operating leases mainly related to the rights to use building and office facilities. For leases with terms greater than 12 months, the Company records the related asset and liability at the present value of lease payments over the term. Certain leases include rental escalation clauses, renewal options and/or termination options, which are factored into the Company’s determination of lease payments when appropriate.

	September 30, 2023	December 31, 2022
Weighted average discount rate:
Operating lease	5.25 years	N/A

Weighted average discount rate:
Operating lease	4.24%	N/A

The balances for the operating leases where the Group is the lessee are presented as follows within the consolidated balance sheets:

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets, net
Operating lease	1,683,518	-

Lease liabilities
Current portion of operating lease liabilities	324,162	-
Non-current portion of operating lease liabilities	1,388,238	-
	1,712,400	-

Future lease payments under operating leases as of September 30, 2023 were as follows:

Operating Leases

FY2024	344,768
FY2025	383,632
FY2026	391,305
FY2027	399,131
FY2028	407,114
Total lease payments	1,925,949
Less: imputed interest	213,549
Present value of lease liabilities (1)	1,712,400

(1)	Present value of future operating lease payments consisted of current portion of operating lease liabilities and non-current portion of operating lease liabilities, amounting to $324,162 and $1,388,238 for the nine months ended September 30, 2023, respectively.

Note 13 – Taxes

Income tax

United States

GDC was organized in the state of Delaware in April 2015 and the nine months ended September 30, 2023 amounted to nil. As of September 30, 2023, GDC’s net operating loss carry forward for United States income taxes was approximately $0. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2038. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there is no impact of GILTI for the nine months ended September 30, 2023 and 2022, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

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

PRC

Makesi WFOE, Highlight WFOE, Highlight Media and SH Xianzhui are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. Significant components of deferred tax assets were as follows:

	September 30, 2023	December 31, 2022
Net operating losses carried forward – U.S.	$276,982	$4,574,581
Valuation allowance	(276,982)	(4,574,581)
Deferred tax assets, net	$-	$-

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

Taxes payable consisted of the following:

	September 30, 2023	December 31, 2022
VAT taxes payable	$-	$8,478
Other taxes payable	-	-
Total	$-	$8,478

Note 14 – Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of September 30, 2023 and December 31, 2022, $1,143,611 and $215,880 and were deposited with various financial institutions located in the PRC, respectively. As of September 30, 2023 and December 31, 2022, $503,537 and $173,228 were deposited with one financial institution located in the U.S., respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

As a result of the foregoing restrictions, Highlight WFOE and Highlight Media are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict Highlight WFOE and Highlight Media from transferring funds to Highlight HK in the form of dividends, loans and advances. As of September 30, 2023 and December 31, 2022, amounts restricted are the net assets of Highlight WFOE and Highlight Media which amounted to nil and $492,315, respectively.

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

The Registered Warrants have a term of five years and are exercisable immediately at an exercise price of $201.60 per share, subject to adjustments thereunder, including a reduction in the exercise price, in the event of a subsequent offering at a price less than the then current exercise price, to the same price as the price in such offering (a “Price Protection Adjustment”).

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

The summary of warrant activity is as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2022	4,539,674	151,323	172.5	0.10
Granted/Acquired	2,114,322	844,351	$8.53	4.63
Expired	164,675	5,488	$172.5	0.10
Exercised	844,351	844,351	0.001	-
September 30, 2023	5,644,970	145,835	$25.03	4.34

The summary of option activity is as follows:

	Options	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2022	824,000	27,467	$150.00	0.10
Granted/Acquired	-	-	$-	-
Expired	824,000	27,467	$150.00	0.10
Exercised	-	-	-	-
September 30, 2023	-	-	$-	-

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

The Company’s remain business segment and operations are Highlight Media (prior to September 30, 2023) and AI Catalysis. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to Highlight Media and AI Catalysis; accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess Highlight Media and AI Catalysis’s performance.

The following represents assets by division as of:

Total assets as of	September 30, 2023	December 31, 2022
Highlight Media	$-	$489,195
SH Xianzhui	3,871,388	-
GDC, AI Catalysis, Citi Profit BVI , TMSR HK , Highlight HK, Highlight WFOE and Makesi WFOE	10,034,903	3,311,713
Total Assets	$13,906,291	$3,800,908

	For the Nine Months Ended September 30,
Total revenues of	2023	2022
Highlight Media	$-	$-
SH Xianzhui
GDC, AI Catalysis, Citi Profit BVI , TMSR HK , Highlight HK, Highlight WFOE and Makesi WFOE	150,000	-
Total revenues	$150,000	$-

Note 18 – Discontinued Operations

The following depicts the result of operations for the discounted operations of Highlight Media for the nine months ended September 30, 2023 and Wuge for the nine months ended September 30, 2022, respectively.

	For the Nine Months Ended September 30,
	2023	2022
REVENUES
Enterprise brand management services	165,993	-
Wuge digital door signs	-	7,616,615
TOTAL REVENUES	165,993	7,616,615

COST OF REVENUES
Enterprise brand management services	114,247	-
Wuge digital door signs	-	5,527,950
TOTAL COST OF REVENUES	114,247	5,527,950
GROSS PROFIT	51,746	2,088,665

OPERATING EXPENSES
Selling, general and administrative	113,552	1,605,935
TOTAL OPERATING EXPENSES	113,552	1,605,935

(LOSS) INCOME FROM OPERATIONS	(61,806)	482,730

OTHER INCOME (EXPENSE)
Interest income	49	65,251
Interest expense	(248)	(935)
Other income, net	709	70,830
Total other expense, net	510	135,146

(LOSS) INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(61,296)	617,876
PROVISION FOR INCOME TAXES	112	314,787

(LOSS) INCOME FROM CONTINUING OPERATIONS	(61,408)	303,089

Net loss attributable to noncontrolling interest	-	-
(LOSS) INCOME FROM CONTINUING OPERATIONS OF GD CULTURE GROUP LIMITED	(61,408)	303,089

Note 19 – Subsequent events

(i) Investment in JV

On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe, which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in JV”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% equity interest in SH Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. The closing of the transaction shall take place within thirty (30) days from the execution of the Agreement. The Agreement is effective for thirty (30) days from the date of the Agreement, which can be extended for additional thirty (30) days upon all parties’ written agreement. The Company or Highlight WFOE may terminate the Agreement at any time with a three (3) day advance written notice to Beijing Hehe.

(ii) November 2023 Registered Direct Offering

On November 1, 2023, the Company entered into a placement agency agreement (the “Placement Agency Agreement”), with Univest Securities, LLC (the “Placement Agent” or “Univest”). Pursuant to the Placement Agency Agreement, the Placement Agent agrees to use its reasonable best efforts to sell the Company’s common stock (the “Common Stock”) in a registered direct offering (the “Offering”). The Placement Agent has no obligation to buy any of the securities from us or to arrange for the purchase or sale of any specific number or dollar amount of securities.

In the Offering, (i) an aggregate of 1,436,253 shares of common stock (the “Common Shares”) of the Company, par value $0.0001 per share, (ii) pre-funded warrants to purchase up to an aggregate of 1,876,103 shares of common stock (the “Pre-Funded Warrants”, and the common stock underlying such warrants, the “Pre-Funded Warrant Shares”), and (iii) registered warrants to purchase up to an aggregate of 3,312,356 shares of common stock (the “Registered Warrants”, and the common stock underlying such warrants, the “Registered Warrant Shares”) are sold to certain purchasers (the “Purchasers”), pursuant to a securities purchase agreement, dated October 31, 2023 (the “Securities Purchase Agreement”). The purchase price of each Common Share is $3.019. The purchase price of each Pre-funded Warrant is $3.018, which equals the price per Common Share being sold in this Offering, minus $0.001. The Pre-funded Warrants will be exercisable immediately after issuance and will expire five (5) years from the date of issuance. The Registered Warrants will be exercisable immediately and will expire five (5) years from the date of issuance.

The Offering is being made pursuant to a shelf registration statement (No. 333-254366) on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2021, and related prospectus supplement.

The net proceeds from the Offering, after deducting placement agent discounts and commissions and estimated offering expenses payable by the Company, are approximately $9.05 million (assuming the Registered Warrants are not exercised). The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

Pursuant to the Placement Agency Agreement, the Company has agreed to pay the Placement Agent a total cash fee equal to 7.0% of the aggregate gross proceeds received in the Offering. The Company also agreed to reimburse the Placement Agent certain out-of-pocket accountable expenses incurred in this Offering up to $150,000.

In concurrent with the Offering, on November 1, 2023, the Company entered into certain warrant exchange agreements (the “Warrant Exchange Agreements”) with certain holders of warrants issued by the Company on May 16, 2023 in a private placement (the “Existing Warrants”), to purchase up to 1,154,519 shares of the Company’s Common Stock (the “Holders”). Pursuant to the Warrant Exchange Agreements, the Holders shall surrender the Existing Warrants, and the Company shall cancel the Existing Warrants and shall issue to Holders pre-funded warrants to purchase up to 577,260 shares of the Company’s Common Stock (the “Exchange Warrants”). The Exchange Warrants were issued to Holders on November 3, 2023 and the warrant exchange closed on the same day.

On November 17, 2023, the Company entered into an amendment to the Securities Purchase Agreement with the Purchasers, pursuant to which Exhibit B to the Securities Purchase Agreement (form of Registered Warrants) was deleted and replaced with an amended and restated the Form of Registered Warrant, to remove Section 2(b) Adjustment Upon Issuance of Common Stock and Section 2(e) Other Events.

The Registered Warrants that were issued to Purchasers under the Securities Purchase Agreement were returned to and cancelled by the Company on November 17, 2023. Concurrently, the Company issued amended and restated Registered Warrants to each Purchaser.

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

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward- looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward- looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

GD Culture Group Limited, formerly known as JM Global Holding Company, TMSR Holding Company Limited and Code Chain New Continent Limited (“GDC” or the “Company”), focuses its business on three segments mainly through one of its subsidiaries, AI Catalysis Corp.: 1) AI-driven digital human creation and customization; 2) Live streaming and ecommerce and 3) Live Streaming Interactive Game. The company has relentlessly been focusing on serving its customers and creating value for them through the continual innovation and optimization of its products and services.

For AI-Driven Digital Human sector, the Company uses AI algorithms and software to generate realistic 3D or 2D digital human models. AI algorithms and machine learning models are used to simulate human characteristics, such as facial expressions, body movements, and even speech patterns. These models can be customized to create and personalize lifelike digital representations of humans. Customization may involve adjusting facial features, body proportions, skin textures, hair styles, clothing, and more. Once created and customized, digital humans find applications in a wide range of industries, including gaming, entertainment, advertising, education, and more. Depending on the specific industry and use case, the Company helps the customers to define the objectives to achieve with digital humans, choose the technology for character customization, then create unique aviators and deploy in the chosen platform.

For e-Commerce and Live Streaming sector, the Company applies Digital Human technology in live streaming e-commerce businesses. Livestream usage is taking off globally. The integration of cutting-edge AI digital human technologies and live streaming platforms will transform the way businesses, sellers and consumers engage in online commerce. Digital anchors can offer long-duration intelligent live broadcasting. It also supports customized avatars that perfectly adapt to different live streaming scenarios. The company has introduced online e-commerce businesses on TikTok.

For Live Streaming Interactive Game sector, the Company has launched a live-streamed game called "Trible Light." This game is owned by the company, and we independently operate it. Currently, the game is being livestreamed on TikTok (TikTok account: almplify001). In addition to "Trible Light," we have also introduced other licensed games on the same TikTok account, providing a diverse gaming experience for our players.

We generate our revenue primarily from: 1) Service revenue and advertising revenue from Digital Human Creation and Customization; 2) Products’ Sales revenue from social live streaming ecommerce business; and 3) Virtual paid gifts revenue from live streaming interactive gaming.

Our principal executive office is located at 810 Seventh Avenue, 22nd Floor, New York, NY 10019, and our telephone number is: +1-347-2590292.

Discontinued Business

Prior to September 28, 2022, we also conducted business through Wuge Network Games Co., Ltd. (“Wuge”). Makesi WFOE had a series of contractual arrangement with Wuge that established a VIE structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Wuge. Accordingly, under U.S. GAAP, GDC treated Wuge as the consolidated affiliated entity and has consolidated Yuanma’s financial results in Wuge’s financial statements prior to September 28, 2022. Wuge focused its business on research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs. On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE agreements and to cancel the shares previously issued to the shareholders of Wuge, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

Prior to June 26, 2023, we had a subsidiary TMSR HK, which owns 100% equity interest in Makesi WFOE. Makesi WFOE had a series of contractual arrangement with Yuanma that established a VIE structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Yuanma. Accordingly, under U.S. GAAP, GDC treated Yuanma as the consolidated affiliated entity and has consolidated Yuanma’s financial results in GDC’s financial statements prior to June 26, 2023. On June 26, 2023, GDC entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR HK. The purchase price for the transaction contemplated by the Agreement was $100,000. The sale of TMSR HK included the sale of Makesi WFOE and Yuanma. None of TMSR HK, Makesi WFOE or Yuanma had any assets, employees or operation. The sale of TMSR HK did not have any material impact on the Company’s consolidated financial statements.

Prior to September 26, 2023, we also conducted business through Shanghai Highlight Media Co., Ltd. (“Highlight Media”). Highlight WFOE had a series of contractual arrangement with Highlight Media. For accounting purposes, Highlight WFOE was the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, GDC treated Highlight Media as the consolidated affiliated entity and has consolidated Highlight Media’s financial results in GDC’s financial statements prior to September 26, 2023. Highlight Media was an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sold the interest in the VIE Agreements for a purchase price of $100,000. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

Recent Development

Change of Auditor

On October 9, 2023, the Company notified its independent registered public accounting firm, Enrome LLP, its decision to dismiss Enrome LLP as the Company’s auditor. On October 12, 2023, the Audit Committee and the Board of Directors of the Company approved the appointment of HTL International, LLC as its new independent registered public accounting firm to audit the Company’s financial statements.

Investment in SH Xianzhui

On August 10, 2023, Highlight WFOE, Beijing Hehe Property Management Co., Ltd. (“Beijing Hehe”), and a third party, established SH Xianzhui under the laws of the People’s Republic of China for social media marketing. Highlight WFOE owns 60% of the equity interest of SH Xianzhui, Beijing Hehe owns 20% of the equity interest of SH Xianzhui and the third party owns the remaining 20% of the equity interest of SH Xianzhui.

On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe, which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in SH Xianzhui”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% equity interest in SH Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. The closing of the transaction shall take place within thirty (30) days from the execution of the Agreement. The Agreement is effective for thirty (30) days from the date of the Agreement, which can be extended for additional thirty (30) days upon all parties’ written agreement. The Company or Highlight WFOE may terminate the Agreement at any time with a three (3) day advance written notice to Beijing Hehe.

November 2023 Registered Direct Offering

On November 1, 2023, the Company entered into a placement agency agreement (the “Placement Agency Agreement”), with Univest Securities, LLC (the “Placement Agent” or “Univest”). Pursuant to the Placement Agency Agreement, the Placement Agent agrees to use its reasonable best efforts to sell the Company’s common stock (the “Common Stock”) in a registered direct offering (the “Offering”). The Placement Agent has no obligation to buy any of the securities from us or to arrange for the purchase or sale of any specific number or dollar amount of securities.

In the Offering, (i) an aggregate of 1,436,253 shares of common stock (the “Common Shares”) of the Company, par value $0.0001 per share, (ii) pre-funded warrants to purchase up to an aggregate of 1,876,103 shares of common stock (the “Pre-Funded Warrants”, and the common stock underlying such warrants, the “Pre-Funded Warrant Shares”), and (iii) registered warrants to purchase up to an aggregate of 3,312,356 shares of common stock (the “Registered Warrants”, and the common stock underlying such warrants, the “Registered Warrant Shares”) are sold to certain purchasers (the “Purchasers”), pursuant to a securities purchase agreement, dated October 31, 2023 (the “Securities Purchase Agreement”). The purchase price of each Common Share is $3.019. The purchase price of each Pre-funded Warrant is $3.018, which equals the price per Common Share being sold in this Offering, minus $0.001. The Pre-funded Warrants will be exercisable immediately after issuance and will expire five (5) years from the date of issuance. The Registered Warrants will be exercisable immediately and will expire five (5) years from the date of issuance.

The Offering is being made pursuant to a shelf registration statement (No. 333-254366) on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2021, and related prospectus supplement.

The net proceeds from the Offering, after deducting placement agent discounts and commissions and estimated offering expenses payable by the Company, are approximately $9.05 million (assuming the Registered Warrants are not exercised). The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

Pursuant to the Placement Agency Agreement, the Company has agreed to pay the Placement Agent a total cash fee equal to 7.0% of the aggregate gross proceeds received in the Offering. The Company also agreed to reimburse the Placement Agent certain out-of-pocket accountable expenses incurred in this Offering up to $150,000.

In concurrent with the Offering, on November 1, 2023, the Company entered into certain warrant exchange agreements (the “Warrant Exchange Agreements”) with certain holders of warrants issued by the Company on May 16, 2023 in a private placement (the “Existing Warrants”), to purchase up to 1,154,519 shares of the Company’s Common Stock (the “Holders”). Pursuant to the Warrant Exchange Agreements, the Holders shall surrender the Existing Warrants, and the Company shall cancel the Existing Warrants and shall issue to Holders pre-funded warrants to purchase up to 577,260 shares of the Company’s Common Stock (the “Exchange Warrants”). The Exchange Warrants were issued to Holders on November 3, 2023 and the warrant exchange closed on the same day.

On November 17, 2023, the Company entered into an amendment to the Securities Purchase Agreement with the Purchasers, pursuant to which Exhibit B to the Securities Purchase Agreement (form of Registered Warrants) was deleted and replaced with an amended and restated the Form of Registered Warrant, to remove Section 2(b) Adjustment Upon Issuance of Common Stock and Section 2(e) Other Events.

The Registered Warrants that were issued to Purchasers under the Securities Purchase Agreement were returned to and cancelled by the Company on November 17, 2023. Concurrently, the Company issued amended and restated Registered Warrants to each Purchaser.

Key Factors that Affect Operating Results

Competition

E-commerce and live streaming is a competitive industry. Our competition varies and includes content creators on TikTok and other social media platform. Each of these competitors competes with us based on quality of content, activeness and responsiveness on the social placement, product selection, product quality, customer service, price, store format, location, or a combination of these factors. Some of these competitors may have been in business longer, may have more experience, or may have greater financial or marketing resources than us. As competition intensifies, our results of operations may be negatively impacted through a loss of sales and decrease in market share.

Retention of Key Management Team Members

Our management team comprises executives with extensive experience in technology and content creation. The management team has led us to take leaps in deploying AI technology in live-steaming, e-commerce, gaming and other sectors. The loss of any of our key executive team member might affect our business and our result of operation.

Our Ability to Grow Market Presence and Penetrate New Markets

We are still in an early development stage. We intend to expand our presence on social media to increase the market presence. If we cannot grow market presence and penetrate new markets in an effective and cost-efficient way, our results of operation will be negatively impacted.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic did not have a material impact on our business or results of operation during the nine months ended September 30, 2023 and 2022. However, the extent to which the COVID-19 pandemic may negatively impact the general economy and our business is highly uncertain and cannot be accurately predicted. These uncertainties may impede our ability to conduct our operations and could materially and adversely affect our business, financial condition and results of operations, and as a result could adversely affect our stock price and create more volatility.

Results of Operations

Three Months Ended September 30, 2023 vs. September 30, 2022

				Percentage
	2023	2022	Change	Change
Revenues
Enterprise brand management	-	-	-	N/A %
Software copyright	-	-	-	N/A %

Total revenues	-	-	-	N/A %

Cost of Revenues
Enterprise brand management service	-	-	-	N/A %
Software copyright	-	-	-	N/A %

Total cost of revenues	-	-	-	N/A %

Gross profit	-	-	-	N/A %
Operating expenses	3,667,011	64,041	3,602,970	5,626.0%
Loss from operations	(3,667,011)	(64,041)	(3,602,970)	5,626.0%
Other income, net	46,839	-	46,839	100.0%
Loss before income tax from continuing operations	(3,620,172)	(64,041)	(3,556,131)	5,552.9%
Provision for income taxes	-	-	-	N/A %
Loss from continuing operations	(3,620,172)	(64,041)	(3,556,131)	5,552.9%
Net loss attributable to noncontrolling interest	(102,485)	-	(102,485)	(100.0)%
Loss from continuing operations attributable to GD Culture Group Limited	(3,517,687)	(64,041)	(3,453,646)	5,392.9%
Discontinued operations:
Loss from discontinued operations	(10,358)	-	(10,358)	(100.0)%
Loss on disposal, net of taxes	(230)	(4,027,930)	4,027,700	(100.0)%
Net Loss	(3,528,275)	(4,091,971)	563,696	(13.8)%

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG&A expenses increased by approximately $3.6 million from approximately $0.1 million for the three months ended September 30, 2022 to approximately $3.7 million for the three months ended September 30, 2023. The increase was mainly due to the combined impact of (i) the reduction of impairment of prepayments, (ii) increase in professional service fees incurred for industry research and analysis and daily operation management, (iii) the expansion of our administrative associated personnel cost, and (iv) increase in operating and lease expenses for offices.

Other Income, Net

The Company’s other income increased by approximately $47 thousand during the three months ended September 30, 2023, compared to nil for the three months ended September 30, 2022. The increase was due to the accrued interest for the investment in convertible notes.

Loss from Continuing Operations

As a result of the foregoing, loss from continuing operations for the three months ended September 30, 2023 was approximately $3.6 million, an increase of approximately 5552.9%, from approximately loss from continuing operations of $0.1 million for the three months ended September 30, 2022.

Net Loss

The Company’s net loss decreased by approximately $0.6 million, or 13.8%, to approximately $3.5 million net loss for the three months ended September 30, 2023, from approximately $4.1 million net loss for the same period in 2022. The decrease was mainly due to the combined impact of (i) the reduction of impairment of prepayments, (ii) increase in professional service fees incurred for industry research and analysis and daily operation management, (iii) the expansion of our administrative associated personnel cost, (iv) increase in operating and lease expenses for offices the reduction of impairment of prepayments, and (v) loss on disposal of Wuge in 2022.

Nine Months Ended September 30, 2023 vs. September 30, 2022

				Percentage
	2023	2022	Change	Change
Revenues
Enterprise brand management	-	-	-	N/A %
Software copyright	150,000	-	150,000	100.0%

Total revenues	150,000	-	150,000	100.0%

Cost of Revenues
Enterprise brand management service	-	-	-	N/A%
Software copyright	-	-	-	N/A%

Total cost of revenues	-	-	-	N/A%

Gross profit	150,000	-	150,000	100.0%
Operating expenses	3,942,947	19,749,408	(15,806,461)	(80.0)%
Loss from operations	(3,792,947)	(19,749,408)	15,956,461	(80.8)%
Other income, net	147,018	-	147,018	100.0%
Loss before income tax from continuing operations	(3,645,929)	(19,749,408)	16,103,479	(81.5)%
Provision for income taxes	-	-	-	N/A%
Loss from continuing operations	(3,645,929)	(19,749,408)	16,103,479	(81.5)%
Net loss attributable to noncontrolling interest	(102,485)	-	(102,485)	(100.0)%
Loss from continuing operations attributable to GD Culture Group Limited	(3,543,444)	(19,749,408)	16,205,964	(82.1)%
Discontinued operations:
Loss from discontinued operations	(61,408)	303,089	(364,497)	(120.3)%
Loss on disposal, net of taxes	(230)	(4,027,930)	4,027,700	(100.0)%
Net Loss	(3,605,082)	(23,474,249)	19,869,167	(84.6)%

Revenues

The Company’s revenue consists of software copyright. Total revenues increased by $0.2 million, compared to nil for the nine months ended September 30, 2022. The increase was mainly due to the start of operation of AI Catalysis.

Gross Profit

The Company’s gross profit increased by $0.2 million, during the nine months ended September 30, 2023, compared to nil for the nine months ended September 30, 2022. The increase was due to the start of operation of AI Catalysis.

Operating Expenses

The Company’s operating expenses include selling, general and administrative (“SG&A”) expenses, and recovery of doubtful accounts.

SG&A expenses decreased by approximately $15.8 million from approximately $19.7 million for the nine months ended September 30, 2022 to approximately $3.9 million for the nine months ended September 30, 2023. The decrease was mainly due to the combined impact of (i) the reduction of impairment of prepayments, (ii) increase in professional service fees incurred for industry research and analysis and daily operation management, (iii) the expansion of our administrative associated personnel cost, (iv) increase in operating and lease expenses for offices, and (v) the reduction of impairment of goodwill.

Other Income, Net

The Company’s other income increased by approximately $147 thousand during the nine months ended September 30, 2023, compared to nil for the nine months ended September 30, 2022. The increase was due to the accrued interest for the investment in convertible notes.

Loss from Continuing Operations

As a result of the foregoing, loss from continuing operations for the nine months ended September 30, 2023 was approximately $3.6 million, a decrease of approximately $16.1 million, or approximately 81.5%, from approximately loss from operations of $19.7 million for the nine months ended September 30, 2022. The decrease was mainly due to the combined impact of (i) the reduction of impairment of prepayments, (ii) increase in professional service fees incurred for industry research and analysis and daily operation management, (iii) the expansion of our administrative associated personnel cost, (iv) increase in operating and lease expenses for offices, and (v) the reduction of impairment of goodwill.

Net Loss

The Company’s net loss decreased by approximately $19.9 million, or 84.6%, to approximately $3.6 million net loss for the nine months ended September 30, 2023, from approximately $23.5 million net loss for the same period in 2022. The decrease was mainly due to the combined impact of (i) the reduction of impairment of prepayments, (ii) increase in professional service fees incurred for industry research and analysis and daily operation management, (iii) the expansion of our administrative associated personnel cost, (iv) increase in operating and lease expenses for offices, and (v) the reduction of impairment of goodwill.

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

Investments

The Company purchases certain liquid short term investments such as money market funds and or other short-term debt securities marketed by large financial institutions. These investments are not insured against loss of principal. These investments are accounted for as financial instruments that are marked to fair market value at the end of each reporting period. As result of their short maturities, and limited risk profile, at times, their amortized carrying cost may be the best approximation their fair value.

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

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions, loans from shareholders, cash flow from operations, short term bank loans, loans from third parties. Cash is required to repay debts and pay salaries, office expenses, income taxes and other operating expenses. As of September 30, 2023, our net working capital was approximately $6.3 million and is expected to continue to generate cash flow by operations from the acquisitions of new companies in the twelve months period.

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

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in by operating activities	$(6,465,350)	$(966,745)
Net cash used in investing activities	(5,009,617)	(12,275,607)
Net cash provided by financing activities	12,733,759	-
Effect of exchange rate change on cash	(752)	(1,095,699)
Net change in cash	$1,258,040	$(14,338,051)

As of September 30, 2023 and December 31, 2022, the Company had cash in the amount of $1.6 million and $0.4 million, respectively. As of September 30, 2023 and December 31, 2022, $1.1 million and $0.2 million and were deposited with various financial institutions located in the PRC, respectively. As of September 30, 2023 and December 31, 2022, $0.5 million and $0.2 million were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $6.5 million for the nine months ended September 30, 2023, as compared to approximately $1.0 million net cash used in operating activities for the September 30, 2022. Net cash used in operating activities was mainly due to the increase of approximately $4.6 million of prepayments, the increase of $0.1 million of prepaid expense-related party, the decrease of approximately $0.2 million of other payables-related parties, and the increase of approximately $0.1 million of customer deposits.

Investing activities

Net cash used in investing activities was $5.0 million for the nine months ended September 30, 2023, as compared to approximately $12.3 million net cash used in investing activities for the nine months ended September 30, 2022. Net cash used in investing activities was mainly due to the purchase of intangible assets with the amount of $2.5 million and investment in convertible notes of Liquid Marketplace Corp and DigiTrax Entertainment Inc. with the amount of $2.5 million.

Financing activities

Net cash provided by financing activities was $12.7 million for the nine months ended September 30, 2023, as compared to nil net cash used in financing activities for the nine months ended September 30, 2022. Net cash provided by financing activities was mainly due to the increase of approximately $8.6 million of issuance of common stock and contribution by noncontrolling shareholder with the amount of $4.1 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2023, Highlight WFOE, Beijing Hehe, and a third party, established Sha SH Xianzhui under the laws of the People’s Republic of China for social media marketing. Highlight WFOE owns 60% of the equity interest of SH Xianzhui, Beijing Hehe owns 20% of the equity interest of the Joint Venture and the third party owns the remaining 20% of the equity interest of the Joint Venture.

On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe, which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section), pursuant to which the Highlight WFOE agreed to purchase 13.3333% equity interest in SH Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. The closing of the transaction shall take place within thirty (30) days from the execution of the Agreement. The Agreement is effective for thirty (30) days from the date of the Agreement, which can be extended for additional thirty (30) days upon all parties’ written agreement. The Company or Highlight WFOE may terminate the Agreement at any time with a three (3) day advance written notice to Beijing Hehe.

As of the date of this report, the transaction has not been completed and such shares have not been issued.

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

GD CULTURE GROUP LIMITED

Date: November 20, 2023	By:	/s/ Xiaojian Wang
	Name:	Xiaojian Wang
	Title:	Chief Executive Officer, President and
Chairman of the Board

Date: November 20, 2023	By:	/s/ Zihao Zhao
	Name:	Zihao Zhao
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)