Form 10-K
period 2023-12-31
GD Culture Group Ltd
filed 2024-04-02
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-37513

GD CULTURE GROUP LIMITED

(Exact name of registrant as specified in its charter)

Nevada	47-3709051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22F - 810 Seventh Avenue, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1-347-2590292

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	GDC	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $4.27 as of such date, as reported on the Nasdaq Capital Market, was $12,654,414.

As of April 1, 2024, there were 7,887,411 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

Conventions that Apply to this Annual Report

Unless otherwise indicated or the context requires otherwise, references in this annual report (the “Report”) to:

●	“AI Catalysis” are to AI Catalysis Corp., a Neveda company, which is wholly owned by GDC;

●	“Citi Profit” are to Citi Profit Investment Holding Limited, a British Virgin Islands company, which is wholly owned by GDC;

●	“GDC” and the “Company” are to GD Culture Group Limited (formerly known as JM Global Holding Company, TMSR Holding Company Limited and Code Chain New Continent Limited), a Nevada Corporation;

●	“Highlight HK” are to Highlights Culture Holding Co., Limited, a Hong Kong SAR company, which is wholly owned by Citi Profit;

●	“Highlight WFOE” are to Shanghai Highlight Entertainment Co., Ltd., a PRC company, which is wholly owned by Highlight HK;

●	“PRC” or “China” are to the People’s Republic of China, excluding, for the purpose of this report, Taiwan, Hong Kong and Macau;

●	“RMB” or “Renminbi” are to the legal currency of China; and

●	“Shanghai Xianzhui” are to Shanghai Xianzhui Technology Co., Ltd., a joint venture, of which Highlight Entertainment Co. Ltd. owns 73.3333% of the total equity interest;

●	“we”, “our”, “us” are to the Company and its subsidiaries;

●	“Yuan Ma” are to Shanghai Yuanma Food and Beverage Management Co., Ltd., a PRC company, which is a variable interest entity for accounting purposes;

●	“$”, “US$” or “U.S. Dollars” are to the legal currency of the United States.

Unless otherwise indicated, all references to common stock, warrants to purchase common stock, share data, per share data, and related information have been retroactively adjusted, where applicable, in this Report to reflect a 1-to-30 reverse stock split of our common stock which became effective on November 9, 2022 as if they had occurred at the beginning of the earlier period presented.

ii

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This Report contains statements that may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. These statements relate to anticipated future events, future results of operations and or future financial performance. In some cases, you can identify forward-looking statements by their use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “ought to,” “plan,” “possible,” “potentially,” “predicts,” “project,” “should,” “will,” “would,” negatives of such terms or other similar terms. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Report include, without limitation, statements relating to:

●	our goals and strategies;

●	our future business development, results of operations and financial condition;

●	our estimates regarding expenses, future revenues, capital requirements and our need for additional financing;

●	our estimates regarding the market opportunity for our services;

●	the impact of government laws and regulations;

●	our ability to recruit and retain qualified personnel;

●	our failure to comply with regulatory guidelines;

●	uncertainty in industry demand;

●	general economic conditions and market conditions in the virtual content production industry;

●	future sales of large blocks or our securities, which may adversely impact our share price; and

●	depth of the trading market in our securities.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors.”

You should not unduly rely on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Report, to conform these statements to actual results or to changes in our expectations.

iii

PART I

Item 1. Business

Overview

GD Culture Group Limited (formerly known as JM Global Holding Company, TMSR Holding Company Limited, and Code Chain New Continent Limited), focuses its business on three segments mainly through the Company and two subsidiaries, AI Catalysis and Shanghai Xianzhui: 1) AI-driven digital human creation and customization; 2) Live streaming and e-commerce and 3) Live streaming interactive game. The company has relentlessly been focusing on serving its customers and creating value for them through the continual innovation and optimization of its products and services.

For AI-driven digital human creation and customization sector, the Company uses AI algorithms and software to generate realistic 3D or 2D digital human models. AI algorithms and machine learning models are used to simulate human characteristics, such as facial expressions, body movements, and even speech patterns. These models can be customized to create and personalize lifelike digital representations of humans. Customization may involve adjusting facial features, body proportions, skin textures, hair styles, clothing, and more. Once created and customized, digital humans find applications in a wide range of industries, including gaming, entertainment, advertising, education, and more. Depending on the specific industry and the application scenario, the Company helps the customers to define the objectives to achieve with digital humans, choose the technology for character customization, then create unique aviators and deploy in the chosen platform.

For live streaming and e-commerce sector, the Company applies digital human technology in live streaming e-commerce businesses. Livestream usage is taking off globally. The integration of cutting-edge AI digital human technologies and live streaming platforms will transform the way businesses, sellers and consumers engage in online commerce. Digital anchors can offer long-duration intelligent live broadcasting. It also supports customized avatars that perfectly adapt to different live streaming scenarios. The company has introduced online e-commerce businesses on TikTok under different accounts.

For live streaming interactive game sector, the Company has launched a live-streamed game called “Trible Light.” This game is owned by the company, and we independently operate it. Currently, the game is being livestreamed on TikTok (TikTok account: almplify001). In addition to “Trible Light,” we have also introduced other licensed games on the same TikTok account, providing a diverse gaming experience for the players.

We aim to generate revenue from: 1) Service revenue and advertising revenue from digital human creation and customization; 2) Products’ sales revenue from social live streaming e-commerce business; and 3) Virtual paid gifts revenue from live streaming interactive gaming.

Our principal executive office is located at 810 Seventh Avenue, 22nd Floor, New York, NY 10019, and our telephone number is: +1-347-2590292.

Corporate History and Structure

The following is an organizational chart setting forth our corporate structure as of the date of this Report.

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

Highlight HK is a company formed under the laws of Hong Kong SAR in November 2022 and is wholly owned by Citi Profit. It is a holding company with no material operations of its own.

Highlight WFOE or Shanghai Highlight is a company formed under the laws of the PRC in January 2023 and is wholly owned by Highlight HK. It is a holding company with no material operations of its own.

Shanghai Xianzhui is a company formed under the laws of the PRC in August 2023 for social media marketing purposes. It is a joint venture, of which Highlight WFOE owns 73.3333% of the total equity interest.

AI Catalysis is a company formed under the laws of Neveda in May 2023, and is a wholly-owned subsidiary of GDC. It is an operating company focusing on AI-driven digital human creation and customization, live streaming and e-commerce, and live streaming interactive game.

As previously disclosed in the current reports on Form 8-K of the Company filed on September 19, 2022 and February 28, 2023, on September 16, 2022, Makesi IoT Technology (Shanghai) Co., Ltd., a then indirect subsidiary of the Company (“Makesi WFOE”), Shanghai Highlight Media Co., Ltd., a PRC company (“Highlight Media”), and the shareholders of Shanghai Highlight (the “Highlight Media Shareholders”) entered into certain Technical Consultation and Services Agreement., Equity Pledge Agreement, Equity Option Agreement, Voting Rights Proxy and Financial Support Agreement, which was assigned by Makesi WFOE to Highlight WFOE on February 27, 2023 (such agreements, as assigned, the “VIE Agreements”). The VIE Agreements established a “Variable Interest Entity” (VIE) structure, pursuant to which the Company treated Highlight Media as a consolidated affiliated entity and consolidated the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under accounting principles generally accepted in the United States of America (“U.S. GAAP”).

On September 26, 2023, Highlight WFOE entered into a termination agreement (the “Termination Agreement”) with Highlight Media, the Highlight Media Shareholders and a third party to terminate the VIE Agreements and for the third party to pay the Company $100,000 as consideration to the termination of the VIE Agreements. As a result of such termination, the Company will no longer treat Highlight Media as a consolidated affiliated entity or consolidate the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

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

Unless otherwise indicated, all references to common stock, warrants to purchase common stock, share data, per share data, and related information have been retroactively adjusted, where applicable, in this Report to reflect the reverse stock split of our common stock as if they had occurred at the beginning of the earlier period presented.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic did not have a material impact on our business or results of operation during the fiscal years ended December 31, 2023 and 2022. However, the extent to which the COVID-19 pandemic may negatively impact the general economy and our business is highly uncertain and cannot be accurately predicted. These uncertainties may impede our ability to conduct our operations and could materially and adversely affect our business, financial condition and results of operations, and as a result could adversely affect our stock price and create more volatility.

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

We believe Shanghai Xianzhui is not a “network platform operator” who control over one million personal information as mentioned above, given that: (i) Shanghai Xianzhui does not possess a large amount of personal information in our business operations and (ii) data processed in Shanghai Xianzhui’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. As such, we believe Shanghai Xianzhui is not currently subject to the cyber security review by the CAC. However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities. See “Risk factors — Risk Factors Related to Doing Business in China — Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers or face other penalties.”

On July 6, 2021, the relevant PRC governmental authorities made public the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. As these opinions were recently issued, official guidance and related implementation rules have not been issued yet and the interpretation of these opinions remains unclear at this stage. As of the date of this Report, we have not received any inquiry, notice, warning, or sanctions regarding listing abroad or offshore offering from the China Securities Regulatory Commission (“CSRC”) or any other PRC governmental authorities. See “Risk Factors — Risk Factors Related to Doing Business in China — The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if Shanghai Xianzhui or GDC were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.”

On February 17, 2023, the CSRC released the Trial Administrative Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. As a listed company, we believe that we and all of our PRC subsidiaries are not required to fulfill filing procedures with the CSRC to continue to offer our securities, or continue listing on the Nasdaq Capital Market. However, there are substantial uncertainties regarding the interpretation and application of the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (“M&A Rules”), other PRC Laws and future PRC laws and regulations, and there can be no assurance that any governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein. See “Risk Factors - Risk Factors Relating to Doing Business in China - The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). With such rules in effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.”

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

Implication of the Holding Foreign Company Accountable Act

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA states that if the SEC determines that an issuer’s audit reports issued by a registered public accounting firm have not been subject to inspection by the Public Company Accounting Oversight Board (United States) (the “PCAOB”) for three consecutive years beginning in 2021, the SEC shall prohibit such issuer’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. If we fail to meet the new rules before the deadline specified thereunder, we could face possible prohibition from trading on a national securities exchange or on the OTC Markets, deregistration from the SEC and/or other risks, which may materially and adversely affect, or effectively terminate, our securities trading in the United States. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading. On August 26, 2022, the CSRC, the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in mainland China and Hong Kong, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the U.S. Securities and Exchange Commission (the “SEC”), the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.

Our previous auditor, Enrome LLP, has been inspected by the PCAOB on a regular basis in the audit period. Our current auditor, HTL International, LLC (“HTL”), has been inspected by the PCAOB on a regular basis as well. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities. See “Risk Factors—Risks Related to Doing Business in China  — The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies.”

Asset Transfer between our Company and our Subsidiaries

During the fiscal years ended December 31, 2023, GDC transferred a total of $2,100,000 to its subsidiary AI Catalysis Corp.

During the fiscal years ended December 31, 2022, there was no transfer of assets between GDC and its subsidiaries.

Our Products and Services

GDC operates in the following distinct business sectors through the Company and two subsidiaries, AI Catalysis Corp. and Shanghai Xianzhui: 1) AI-driven digital human creation and customization; 2) Live streaming and e-commerce and 3) Live streaming interactive game. The company has relentlessly been focusing on serving its customers and creating value for them through the continual innovation and optimization of its products and services.

1.	AI-Driven Digital Human

-	Digital Human Creation and Customization

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

-	Digital Human Technology Application

Once created and customized, digital humans find applications in a wide range of industries, including gaming, entertainment, advertising, education, and more. Depending on the specific industry and the application scenario, the Company helps the customers to define the objectives to achieve with digital humans, choose the technology for character customization, then create unique aviators and deploy in the chosen platform.

The Company currently plans to generate lifelike digital humans for the following key business areas:

●	Virtual Influencers and Social Media

The Company aims to create digital humans to gain popularity as virtual influencers on social media platforms. These virtual personalities can collaborate with brands and engage with followers, blurring the line between fiction and reality.

A well-thought-out narrative to create digital characters with diversified personal identity, appearance, storytelling, and actions can resonate with its audience and influence them on notable social media platforms. It aims to attract a large following on social media and has the ability to produce responsible content 24/7. The Company also uses open source AI tools to create unconventional digital characters and videos.

●	Online Marketing and Advertising

Digital humans can be used in marketing campaigns and advertisements to engage with consumers. They can serve as virtual brand ambassadors or spokespersons, providing a more personal and interactive experience. The Company creates customized digital humans to support the clients’ marketing efforts.

2.	E-Commerce and Live Streaming

-	Digital Human in E-Commerce and Live Streaming

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

-	E-Commerce on Social Media Platforms

The company has introduced online e-commerce businesses on TikTok. Our focus is on capturing TikTok’s popular trend by offering carefully selected product choices with smooth delivery. We aim to redefine the online shopping experience by providing a diverse range of products with real-time interaction capabilities. Currently, our product offerings include popular Asian snacks, small home appliances, gardening tools, 3C products, and more. We plan to introduce additional product types, such as Asian branded beauty products, personal care, fashion, and more trending popular items in Asia, to TikTok consumers.

-	E-Commerce Live Streaming Businesses

The Company intends to expand its e-commerce offerings on the social media platform into live-streaming. We plan to diversify our livestream hosts by incorporating different styles and personalities. In addition to the real-time improvisation by hosts during each live streaming session, our community interactions generate another form of content. The variety of real-time interactions between viewers and hosts or among viewers creates viewer-generated content, which becomes part of the overall entertainment and social experience offered on our platform. Such content enhances the sense of involvement and makes it more enjoyable to watch live streaming while customers are shopping online.

3.	Live Streaming Interactive Game

The Company has launched a live-streamed game called “Trible Light.” This game is owned by the company, and we independently operate it. Currently, the game is being livestreamed on TikTok (TikTok account: almplify001). In addition to “Trible Light,” we have also introduced other licensed games on the same TikTok account, providing a diverse gaming experience for the players.

These interactive live streaming games on the TikTok platform are specifically designed for young game enthusiasts worldwide. They offer real-time and immersive gaming experiences, where viewers can actively participate as players during the livestream. Our livestream hosts enhance the experience by providing commentary, tips, and insights to engage and excite the players. Furthermore, this unique live streaming format allows viewers to gift virtual tokens to their favorite hosts, fostering a sense of community among our gaming audience.

This innovative gaming style is already popular in Asia which offers instant, thrill-packed experiences for TikTok enthusiasts. The game is user-friendly, entertaining, and available whenever players decide to participate. We plan to continuously diversify our game offerings to provide more enjoyable options based on viewers’ preferences. AI Catalysis intends to expand anchor personalities. Currently, the company has collaborated with two hosts - one with a great sense of humor and another with keen gaming insights. The game has gained significant momentum and has captured the attention of many TikTok users.

AI Catalysis plans to diversify its game offerings and collaborate with various TikTok personalities. In both e-commerce and live streaming and live streaming interactive game business sectors, AI Catalysis is committed to serving the TikTok audience 24/7. We also have plans to introduce digital hosts to ensure continuous entertainment.

Revenue Model

We aim to generate revenue from: 1) Service revenue and advertising revenue from digital human creation and customization; 2) Products’ sales revenue from social live streaming e-commerce business; 3) Virtual paid gifts revenue from live streaming interactive gaming.

1.	Digital Human Creation and Customization Services

The Company will monetize our services through:

-	Services fee for custom avatar creation: to provide customized services to our customers for designing and generating unique digital human avatars. Our target customers are mainly individuals or small and medium-sized businesses (“SMB”) in the consumer industry. For SMB customers, digital humans can be used in advertising and marketing campaigns to create engaging content, or engaging with consumers on social media platforms as a brand ambassador or spokespeople to increase brand visibility and loyalty. We can also provide ongoing maintenance, updates, and support for their digital humans. Based on the scope of work and complexity of the project, the company provides advice, project planning, and strategy development in exchange for consulting fees.

-	Advertising partnership fee: When the Company’s own virtual influencers gain a significant following or visibility on the social media platforms, we consider partnering with brands for sponsored content or advertising opportunities related to the digital human work.

-	Licensing fee: license the right to clients to use, deploy, or integrate digital human avatars or characters created by the company for a fee. Licensing agreements can vary based on usage, duration, and exclusivity.

2.	Social and Live Streaming E-Commerce Gross Merchandise Value

-	Product sales: Hosts or influencers showcase products, answer questions from viewers, and encourage viewers to make purchases of the products in real time during live streaming.

-	Virtual gifts and tipping: Viewers have the option to send virtual gifts or tips to hosts or influencers during live streams. These virtual gifts are purchased with real money, and the platform and the host/influencers share the revenue generated from virtual gifting.

3.	Live Streaming Interactive Gaming

-	Virtual paid gifts: Virtual paid gifts from viewers are the main revenue source for the live streaming gaming industry. Virtual gifting is a considerably successful business model that stimulates streamers’ content generation and viewer-streamer interactions. Live streaming platforms earn revenues from sales of paid gifts, and streamers earn a proportion of the received gifts or donations or tips from fans.

Our Customers

AI Catalysis’ main business is conducting virtual human live streams and bullet chat game broadcasts on TikTok, with expected revenue primarily coming from user tips.

Our Suppliers

The Company’s top three suppliers are Lida Global Limited, Shanghai Alliance Information Technology Co., Ltd. and Jinhe Capital Limited.

Employees

As of April 1, 2024, our Company has 8 full-time employees in total.

We have not experienced any significant labor disputes and consider our relationship with our employees to be good. Our employees are not covered by any collective bargaining agreement.

As we continue to expand our business, we believe it is critical to hire and retain top talent. We believe we have the ability to attract and retain high quality talents based on our competitive salaries, annual performance-based bonus system, and equity incentive program for senior employees and executives.

Recent Development

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

Registered Direct Offering (“May 2023 Offering”)

On May 1, 2023, the Company entered into a placement agency agreement, with Univest Securities, LLC, as the placement agent. Pursuant to the placement agency agreement, the placement agent agrees to use its reasonable best efforts to sell the Company’s common stock in a registered direct offering (the “RD Offering”), and a concurrent private placement (the “PIPE Offering”, together with the RD Offering, collectively the “May 2023 Offering”). The placement agent has no obligation to buy any of the securities from us or to arrange for the purchase or sale of any specific number or dollar amount of securities.

In the RD Offering, an aggregate of 310,168 shares of common stock of the Company, par value $0.0001 per share, and pre-funded warrants to purchase up to an aggregate of 844,351 shares of common stock (the “Pre-Funded Warrants”, and the common stock underlying such warrants, the “Pre-Funded Warrant Shares”) are sold to certain purchasers (the “Purchasers”), pursuant to a securities purchase agreement, dated May 1, 2023 (the “RD Securities Purchase Agreement”). The purchase price of each share of common stock is $8.27. The purchase price of each Pre-funded Warrant is $8.269, which equals the price per common stock being sold to the public in the May 2023 Offering, minus $0.001. The RD Offering is being made pursuant to a shelf registration statement (No. 333-254366) on Form S-3, which was declared effective by the SEC on March 26, 2021, and related prospectus supplement.

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

The Company also paid the placement agent a total cash fee equal to 7.0% of the aggregate gross proceeds received in the May 2023 Offering and a non-accountable expense allowance equal to 1% of the aggregate gross proceeds. The placement agent were also reimbursed for certain out-of-pocket accountable expenses incurred in this offering up to $150,000. The placement agent also received warrants to purchase up to 115,452 shares of common stock (equal to 5.0% of the aggregate number of common stocks, Pre-Funded Warrant Shares, and the Unregistered Warrant Shares) at an exercise price of $9.924 per share, which represents 120% of the offering price of each share of common stock. The placement agent’s warrants will have substantially the same terms as the Unregistered Warrants.

The net proceeds from the May 2023 Offering, after deducting placement agent discounts and commissions and estimated offering expenses payable by the Company, are approximately $8.53 million (assuming the Unregistered Warrants are not exercised). The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

Amendment to the May 2023 Offering

On May 16, 2023, the Company entered into an amendment to the RD Securities Purchase Agreement with the Purchasers, pursuant to which the purchase price of each share of common stock was increased to $8.35 and the purchase price of each Pre-funded Warrant was increased to $8.349. Concurrently, the Company entered into an amendment to the PIPE Securities Purchase Agreement with the Purchasers, pursuant to which the exercise price of each Unregistered Warrant was increased to $8.35 per share of common stock. The Company will receive net proceeds of $84,972.60, after deducting placement agent’s 7% cash fee and 1% non-accountable expense allowance, as a result of such amendments. The Company plans to use the net proceeds for working capital and general corporate purposes. In addition, as a result of such amendments and pursuant to the placement agency agreement, the Company amended and restated the placement agent’s warrants to increase the exercise price to $10.02 per share.

Software Purchase Agreement dated June 22, 2023

On June 22, 2023, the Company entered into a software purchase agreement (the “Agreement”) with Northeast Management LLC, a seller unaffiliated with the Company (the “Seller”). Pursuant to the Agreement, the Company agreed to purchase and the Seller agreed to sell all of Seller’s right, title, and interest in and to the certain software. The purchase price of the software shall be $750,000, payable in the form of issuance of 187,500 shares of common stock of the Company (the “Shares”), valued at $4.00 per share. The Company plans to use the software to develop video games. On June 26, 2023, the Company issued the Shares to the Seller’s designees and the transaction was completed.

Share Purchase Agreement dated June 26, 2023

On June 26, 2023, the Company entered into a share purchase agreement (the “Agreement”) with a buyer unaffiliated with the Company (the “Buyer”). Pursuant to the Agreement, the Company agreed to sell and the Buyer agreed to purchase all the issued and outstanding equity interest in TMSR Holdings Limited (“TMSR”), a company incorporated under the laws of Hong Kong and an indirect subsidiary of Company. The purchase price for the transaction contemplated by the Agreement shall be $100,000. TMSR has a direct wholly-owned subsidiary, Makesi WFOE, and an indirect wholly-owned subsidiary, Yuan Ma. The sale of TMSR will include the sale of Makesi WFOE and Yuan Ma. None of TMSR, Makesi WFOE or Yuan Ma has any assets, employees or operation. The sale of TMSR will not have any impact on the Company’s consolidated financial statements.

Termination of the VIE Agreements

As previously disclosed in the current reports on Form 8-K of the Company filed on September 19, 2022 and February 28, 2023, on September 16, 2022, Makesi WFOE, Highlight Media, and the Highlight Media Shareholders entered into certain Technical Consultation and Services Agreement., Equity Pledge Agreement, Equity Option Agreement, Voting Rights Proxy and Financial Support Agreement, which was assigned by Makesi WFOE to Highlight WFOE on February 27, 2023 (such agreements, as assigned, the “VIE Agreements”). The VIE Agreements established a “Variable Interest Entity” (VIE) structure, pursuant to which the Company treated Highlight Media as a consolidated affiliated entity and consolidated the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

On September 26, 2023, Highlight WFOE entered into the Termination Agreement with Highlight Media, the Highlight Media Shareholders and a third party to terminate the VIE Agreements and for the third party to pay the Company $100,000 as consideration to the termination of the VIE Agreements. As a result of such termination, the Company will no longer treat Highlight Media as a consolidated affiliated entity or consolidate the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

The Establishment of the Joint Venture

On August 10, 2023, Shanghai Highlight, an indirect subsidiary of the Company, Beijing Hehe Property Management Co., Ltd. (“Beijing Hehe”), and a third party, established Shanghai Xianzhui under the laws of the People’s Republic of China for social media marketing. Shanghai Highlight owned 60% of the equity interest of Shanghai Xianzhui , Beijing Hehe owned 20% of the equity interest of Shanghai Xianzhui and the third party owned the remaining 20% of the equity interest of Shanghai Xianzhui.

Equity Purchase Agreement dated October 27, 2023 and the Amendment to the Equity Purchase Agreement dated November 10, 2023

On October 27, 2023, the Company entered into an equity purchase agreement (the “Agreement”) with Shanghai Highlight and Beijing Hehe, pursuant to which the Shanghai Highlight agreed to purchase the 20% equity interest in Shanghai Xianzhui from Beijing Hehe and the Company agreed to issue 600,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. The closing of the transaction shall take place within thirty (30) days from the execution of the Agreement. The Agreement is effective for thirty (30) days from the date of the Agreement, which can be extended for additional thirty (30) days upon all parties’ written agreement. The Company or Shanghai Highlight may terminate the Agreement at any time with a three (3) day advance written notice to Beijing Hehe.

On November 10, 2023, the Company entered into an amended and restated equity purchase agreement (the “Amended and Restated Agreement”) that amended and replaced the Original Agreement. Pursuant to the Amended and Restated Agreement, Shanghai Highlight agreed to purchase the 13.3333% equity interest in Shanghai Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at the Per Share Price, to Beijing Hehe or its assigns.

Pursuant to the Amended and Restated Agreement, the closing of the transaction shall take place within thirty (30) days from the execution of the Amended and Restated Agreement. The Amended and Restated Agreement is effective for thirty (30) days from the date of the Amended and Restated Agreement, which can be extended for additional thirty (30) days upon all parties’ written agreement. The Company or Shanghai Highlight may terminate the Amended and Restated Agreement at any time with a three (3) day advance written notice to Beijing Hehe.

On January 11, 2024, the Company issued the Shares and the transaction is completed. Up to the date of this Report, the Company owns 73.3333% of the total equity interest of Shanghai Xianzhui.

Registered Direct Offering (“November 2023 Offering”)

On November 1, 2023, the Company entered into a placement agency agreement, with Univest Securities, LLC, as the placement agent. Pursuant to the placement agency agreement, the Placement Agent agrees to use its reasonable best efforts to sell the Company’s common stock in a registered direct offering. The Placement Agent has no obligation to buy any of the securities from us or to arrange for the purchase or sale of any specific number or dollar amount of securities.

In the November 2023 Offering, (i) an aggregate of 1,436,253 shares of common stock of the Company, par value $0.0001 per share, (ii) pre-funded warrants to purchase up to an aggregate of 1,876,103 shares of common stock (the “Pre-Funded Warrants”, and the common stock underlying such warrants, the “Pre-Funded Warrant Shares”), and (iii) registered warrants to purchase up to an aggregate of 3,312,356 shares of common stock (the “Registered Warrants”, and the common stock underlying such warrants, the “Registered Warrant Shares”) are sold to certain purchasers (the “Purchasers”), pursuant to a securities purchase agreement, dated October 31, 2023 (the “November 2023 Securities Purchase Agreement”). The purchase price of each share of common stock is $3.019. The purchase price of each Pre-funded Warrant is $3.018, which equals the price per common stock being sold in this November 2023 Offering, minus $0.001. The Pre-funded Warrants will be exercisable immediately after issuance and will expire five (5) years from the date of issuance. The Registered Warrants will be exercisable immediately and will expire five (5) years from the date of issuance.

The November 2023 Offering is being made pursuant to a shelf registration statement (No. 333-254366) on Form S-3, which was declared effective by the SEC on March 26, 2021, and related prospectus supplement.

The net proceeds from the November 2023 Offering, after deducting placement agent discounts and commissions and estimated offering expenses payable by the Company, are approximately $9.05 million (assuming the Registered Warrants are not exercised). The Company intends to use the net proceeds from the November 2023 Offering for working capital and general corporate purposes.

Pursuant to the placement agency agreement, the Company has agreed to pay the Placement Agent a total cash fee equal to 7.0% of the aggregate gross proceeds received in the November 2023 Offering. The Company also agreed to reimburse the Placement Agent certain out-of-pocket accountable expenses incurred in this November 2023 Offering up to $150,000.

In concurrent with the November 2023 Offering, on November 1, 2023, the Company entered into certain warrant exchange agreements (the “Warrant Exchange Agreements”) with certain holders of the Unregistered Warrants, as defined in the section titled “Registered Direct Offering (‘May 2023 Offering’)”, to purchase up to 1,154,519 shares of the Company’s common stock (the “Holders”). Pursuant to the Warrant Exchange Agreements, the Holders shall surrender the Unregistered Warrants, and the Company shall cancel the Unregistered Warrants and shall issue to Holders pre-funded warrants to purchase up to 577,260 shares of the Company’s common stock (the “Exchange Warrants”). The Exchange Warrants were issued to Holders on November 3, 2023 and the warrant exchange closed on the same day.

Amendment to the November 2023 Offering

On November 17, 2023, the Company entered into an amendment to the November 2023 Securities Purchase Agreement with the Purchasers, pursuant to which Exhibit B to the November 2023 Securities Purchase Agreement (form of Registered Warrants) was deleted and replaced with an amended and restated the Form of Registered Warrant, to remove Section 2(b) Adjustment Upon Issuance of Common Stock and Section 2(e) Other Events. The Registered Warrants that were issued to Purchasers under the November 2023 Securities Purchase Agreement were returned to and cancelled by the Company on November 17, 2023. Concurrently, the Company issued amended and restated Registered Warrants to each Purchaser.

Registered Direct Offering (“March 2024 Offering”)

On March 22, 2024, the Company entered into a placement agency agreement, with Univest Securities, LLC, as the placement agent. Pursuant to the placement agency agreement, the placement agent agrees to use its reasonable best efforts to sell the Company’s common stock in a registered direct offering. The placement agent has no obligation to buy any of the securities from us or to arrange for the purchase or sale of any specific number or dollar amount of securities.

In the March 2024 Offering, an aggregate of 810,277 shares of common stock were sold to certain purchasers, pursuant to a securities purchase agreement, dated March 22, 2024. The purchase price of each Common Share is $1.144.

The March 2024 Offering is being made pursuant to a shelf registration statement (No. 333-254366) on Form S-3, which was declared effective by the SEC on March 26, 2021, and related prospectus supplement.

The net proceeds from the March 2024 Offering, after deducting placement agent discounts and commissions and estimated offering expenses payable by the Company, are approximately $830,000. The Company intends to use the net proceeds from the March 2024 Offering for working capital and general corporate purposes.

Pursuant to the placement agency agreement, the Company has agreed to pay the placement agent a total cash fee equal to 4.0% of the aggregate gross proceeds received in the March 2024 Offering.

Pursuant to the placement agency agreement, the Company agreed to issue the placement agent warrants to the placement agent to purchase up to 40,514 shares of Common Stock (equal to 5.0% of the aggregate number of Common Shares) at an exercise price of $1.373 per share, which represents 120% of the offering price.

Environmental Matters

As of December 31, 2023, the Company, Shanghai Xianzhui and Ai Catalysis were not subject to any fines or legal action involving non-compliance with any relevant environmental regulation, nor are we aware of any threatened or pending action, including by any environmental regulatory authority.

Governmental Regulations in PRC

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. The Company’s PRC operating company, Shanghai Xianzhui’s business license covers its present business of technology development and consulting, and technical support for digital humans.

Employment laws

Shanghai Xianzhui are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. China’s National Labor Law, which became effective on January 1, 1995, and amended on August 27, 2009, and China’s National Labor Contract Law, which became effective on January 1, 2008, and amended on December 28, 2012, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.

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

Value-Added Tax and Business Tax

In November 2011, the MOF and the State Administration of Taxation promulgated the Pilot Plan for Imposition of Value-Added Tax to Replace Business Tax. In May and December 2013 and April 2014, the MOF and the State Administration of Taxation promulgated Circular 37, Circular 106 and Circular 43 to further expand the scope of services which are to be subject to Value-Added Tax, or VAT, instead of business tax. Pursuant to these tax rules, from August 1, 2013, VAT will be imposed to replace the business tax in certain service industries, including technology services and advertising services, on a nationwide basis. The VAT rate shall be 17% for sale or importation of goods by a taxpayer. But, unlike business tax, a taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the revenue from services provided.

Regulations Relating to Foreign Exchange and Dividend Distribution

Foreign Exchange Regulation

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into China under the capital account, such as a capital increase or foreign currency loans to our PRC subsidiaries.

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

On February 24, 2023, the CSRC, together with the MOF, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009. The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and came into effect on March 31, 2023 together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offering and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. Any failure or perceived failure by our Company or our subsidiaries, to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities, and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. None of our Company or our subsidiaries is currently a party to any such claims or proceedings which, if decided adversely to the Company, would either, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

An investment in our shares of common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this Report, before you decide to buy any of our securities. Any of the following risks could cause our business, results of operations and financial condition to suffer materially, causing the market price of our shares of common stock to decline, in which event you may lose part or all of your investment in our shares of common stock. Additional risks and uncertainties not currently known to us or that we currently do not deem material may also become important factors that may materially and adversely affect our business.

Risks Related to Our Corporate Structure

We rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock.

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

Under the Nevada Revised Statutes and the Articles of Incorporation and Bylaws of AI Catalysis, dividends may be declared by the Board of Directors at any regular or special meeting. No distribution may be made if, after giving it effect: (a) AI Catalysis would not be able to pay its debts as they become due in the usual course of business; or (b) AI Catalysis’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if AI Catalysis were to be dissolved immediately after the time of the distribution, to satisfy the preferential rights upon such dissolution of holders of shares of any class or series of the capital stock of AI Catalysis having preferential rights superior to those receiving the distribution.

Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital.

We expect that revenue, if any, to be generated by our PRC operating subsidiary, Shanghai Xianzhui, will be in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC operating subsidiary to use its Renminbi revenues to pay dividends to us. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

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

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, are required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE to reflect any material change. If any PRC resident shareholder of such SPV fails to make the required registration or to update the registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiaries in China. In February, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound direct investments, including those required under SAFE Circular 37, must be filed with qualified banks instead of SAFE. Qualified banks should examine the applications and accept registrations under the supervision of SAFE. We have used our best efforts to notify PRC residents or entities who directly or indirectly hold shares in GD Culture Group Limited and who are known to us as being PRC residents to complete the foreign exchange registrations. However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. We cannot assure you that all other shareholders or beneficial owners of ours who are PRC residents or entities have complied with, and will in the future make, obtain or update any applicable registrations or approvals required by, SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiaries, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, and limit our PRC subsidiaries’ ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

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

We may finance our subsidiaries by means of loans or capital contributions and finance Shanghai Xianzhui by means of loans. Any capital contributions or loans that we, as an offshore entity, make to our Company’s PRC operating subsidiary, Shanghai Xianzhui, are subject to the above PRC regulations. We may not be able to obtain necessary government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our Company’s PRC subsidiaries, including Shanghai Xianzhui, or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations.

All of Shanghai Xianzhui’s operations and assets are located in China. Accordingly, Shanghai Xianzhui’s business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

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

The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which legal cases have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The legislation over the past three decades has significantly increased the protection afforded to various forms of foreign or private-sector investment in China. Shanghai Xianzhui is subject to various PRC laws and regulations generally applicable to companies in China. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, however, the interpretations of many laws, regulations, and rules are not always uniform and enforcement of these laws, regulations, and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, however, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy in the PRC legal system than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies, internal rules, and regulations that may have retroactive effect and may change quickly with little advance notice. As a result, Shanghai Xianzhui may not be aware of its violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainties over the scope and effect of the contractual, property (including intellectual property), and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect Shanghai Xianzhui’s business and impede Shanghai Xianzhui’s ability to continue its operations.

Our business may be materially and adversely affected if our PRC subsidiaries declare bankruptcy or become subject to a dissolution or liquidation proceeding.

The Enterprise Bankruptcy Law of the PRC, or the Bankruptcy Law, came into effect on June 1, 2007. The Bankruptcy Law provides that an enterprise will be liquidated if the enterprise fails to settle its debts as and when they fall due and if the enterprise’s assets are, or are demonstrably, insufficient to clear such debts.

Shanghai Xianzhui holds certain assets that are important to our business operations. If Shanghai Xianzhui undergoes a voluntary or involuntary liquidation proceeding, unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect Shanghai Xianzhui’s business, financial condition and results of operations.

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

Given the Chinese government’s significant oversight and discretion over the conduct of the business of Shanghai Xianzhui, the Chinese government may intervene or influence its operations at any time, which could result in a material change in the operations of Shanghai Xianzhui and/or the value of our common stock.

The Chinese government has significant oversight and discretion over the conduct of Shanghai Xianzhui and may intervene or influence their operations at any time as the government deems appropriate to further regulatory, political, and societal goals, which could result in a material change in the operations of Shanghai Xianzhui and/or the value of our common stock.

The Chinese government has recently published new policies that significantly affected certain industries such as the education and Internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect the business, financial condition, and results of operations of Shanghai Xianzhui. Furthermore, if China adopts more stringent standards with respect to certain areas such as environmental protection or corporate social responsibilities, Shanghai Xianzhui may incur increased compliance costs or become subject to additional restrictions in their operations. Certain areas of the law in China, including intellectual property rights and confidentiality protections, may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on the business operations of Shanghai Xianzhui, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if Shanghai Xianzhui or the Company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.

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

The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law, or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems, will be taken to deal with the risks and incidents of China-concept overseas listed companies. As of the date of this Report, we have not received any inquiry, notice, warning, or sanctions from PRC government authorities in connection with the Opinions.

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

On February 17, 2023, the CSRC released the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. As a listed company, we believe that we and all of our PRC subsidiaries are not required to fulfill filing procedures with the CSRC to continue to offer our securities, or continue listing on the Nasdaq Capital Market. However, there are substantial uncertainties regarding the interpretation and application of the M&A Rules, other PRC Laws and future PRC laws and regulations, and there can be no assurance that any governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein. See “Risk Factors - Risk Factors Relating to Doing Business in China - The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). With such rules in effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.”

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

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

In July 2014, SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents via Special Purpose Vehicles, or “Circular 37”. According to Circular 37, prior registration with the local SAFE branch is required for Chinese residents to contribute domestic assets or interests to offshore companies, known as Special Purpose Vehicles (“SPVs”). Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the SPV, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division, or other material event. Further, foreign investment enterprises established by way of round-tripping shall complete the relevant foreign exchange registration formalities pursuant to the prevailing foreign exchange control provisions for direct investments by foreign investors, and disclose the relevant information such as actual controlling party of the shareholders truthfully.

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

Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers and face other penalties.

Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

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

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the CAC, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the CAC, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which took effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. On January 4, 2022, thirteen PRC regulatory agencies, namely, the CAC, the NDRC, the Ministry of Industry and Information Technology, the Ministry of Public Security, the Ministry of State Security, the MOF, MOFCOM, SAMR, CSRC, the People’s Bank of China, the National Radio and Television Administration, National Administration of State Secrets Protection and the National Cryptography Administration, jointly adopted and published the Measures for Cybersecurity Review (2021), which became effective on February 15, 2022. The Measures for Cybersecurity Review (2021) required that, among others, in addition to “operator of critical information infrastructure” any “operator of network platform” holding personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review.

On July 10, 2021, the CAC issued a revised draft of the Measures for Cybersecurity Review for public comments (the “Review Measures”), and on December 28, 2021, the CAC jointly with the relevant authorities published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replace the Review Measures, which required that, operators of critical information infrastructure purchasing network products and services, and data processors (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. We do not know what regulations will be adopted or how such regulations will affect us and our listing on Nasdaq. In the event that the CAC determines that we are subject to these regulations, we may be required to delist from Nasdaq and we may be subject to fines and penalties.

Under the Data Security Law enacted on September 1, 2021 and the Measures for Cybersecurity Review (2021) implemented on February 15, 2022, given that (i) Shanghai Xianzhui is not an Operator, (ii) Shanghai Xianzhui does not possess more than one million users’ personal information, and (iii) data processed in Shanghai Xianzhui’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, if the CSRC, CAC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for any follow-on offering, we may be unable to obtain such approvals and we may face sanctions by the CSRC, CAC or other PRC regulatory agencies for failure to seek their approval which could significantly limit or completely hinder our ability to offer or continue to offer securities to our investors and the securities currently being offered may substantially decline in value and be worthless.

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

The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). With such rules in effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.

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

The Trial Measures, may subject us to additional compliance requirements in the future, and we cannot assure you that we will be able to get the clearance of filing procedures under the Trial Measures on a timely basis, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to continue to offer our securities, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our consolidated financial condition and results of operations and cause our securities to significantly decline in value or become worthless. We believe that we and our PRC subsidiaries are not required to fulfill filing procedures with the CSRC to continue to offer our securities, or continue listing on the Nasdaq Capital Market, or operate the business. In addition, to date, none of us or our PRC subsidiaries have received any filing or compliance requirements from CSRC for the listing of the Company at Nasdaq Capital Market and all of its overseas offerings. However, there are substantial uncertainties regarding the interpretation and application of the M&A Rules, other PRC Laws and future PRC laws and regulations, and there can be no assurance that any PRC governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, listing and future offerings and our reputation and could result in a loss of your investment in our common stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and listing and future offerings. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our Company and business operations will be severely hampered and your investment in our common stock could be rendered worthless.

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

On May 20, 2020, the U.S. Senate passed the HFCAA requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national securities exchange or in the over the counter trading market in the U.S. On December 2, 2020, the U.S. House of Representatives approved the HFCAA. On December 18, 2020, the HFCAA was signed into law.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading.

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

On August 26, 2022, the CSRC, the MOF, and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in mainland China and Hong Kong, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC.

On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.  Our previous auditor, Enrome LLP, has been inspected by the PCAOB on a regular basis in the audit period. Our current auditor, HTL, has been inspected by the PCAOB on a regular basis as well. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

However, these recent developments would add uncertainties to our listing and future offerings, and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA, and ultimately result in a determination by a securities exchange to delist the Company’s securities.

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

If Shanghai Xianzhui fails to maintain the requisite licenses and approvals required under PRC law, our business, financial condition and results of operations may be materially and adversely affected.

Foreign investment is highly regulated by the PRC government and local authorities. Shanghai Xianzhui is required to obtain and maintain certain licenses or approvals from different regulatory authorities in order to operate their respective current businesses. These licenses and approvals are essential to the operation of their businesses, for example, the value-added telecommunication business carried out by Shanghai Xianzhui. If Shanghai Xianzhui fails to obtain or maintain any of the required licenses or approvals for its business, we may be subject to various penalties, such as fines and the discontinuation or restriction of its operations. Any such disruption in the business operations of Shanghai Xianzhui could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Business and Industry

If we are unable to continuously entice TikTok users to participate in our live streaming channels and increase their spending on our platforms, including e-commerce and gaming, it could have significant consequences on our business and operational results.

The viability of our business largely depends on TikTok users engaging with our live streaming channels, which includes our live streaming e-commerce and gaming platforms. Our revenue is generated through product purchases, e-gift or token transactions with our live hosts, and purchase of the in-game items. To increase user spending, we must diversify our e-commerce product catalog, expand the range of live streaming games, increase the frequency of live streaming sessions, and collaborate with key opinion leaders (KOLs) to increase product sales. If we fail to attract new TikTok users or increase their average spending, it could have a significant negative impact on our business, financial stability, and operational performance.

The success of our business relies on the brand recognition of our subsidiary, AI Catalysis. Failing to maintain and improve this recognition could have consequences for our business prospects.

Our success heavily relies on the market recognition of our brands and reputation. As our subsidiary, AI Catalysis, was recently incorporated in 2023, it lacks significant market familiarity. Therefore, our ability to enhance and maintain brand recognition depends on various factors, some of which are beyond our control. Allocating excessive resources to marketing and promotional efforts could have a significant and negative impact on our business and operational results. Additionally, any negative publicity about our company, products, services, or content offerings could decrease customer and user interest, which could adversely affect our business and operational performance.

If we are unable to effectively implement our growth strategies, it could have a negative impact on our profitability and significantly harm our business and operational results.

Our current strategy for business growth involves expanding our product and game offerings, as well as increasing the number of live streamers and their unique styles. This will allow us to increase the frequency of live broadcasts, making it easier for TikTok users to discover our live streams at any time, whether during peak or off-peak hours, and encourage them to make purchases or play games within our live streams.

However, adding new games and recruiting new live streamers requires careful due diligence and numerous steps. This can be challenging, whether recruiting locally in the United States or internationally, as we must ensure they meet our high live streaming standards and can work with our schedules. Similarly, introducing new products on the e-commerce side requires research, quality control, international logistics, listing, video creation, and promotional efforts, all of which take time. Both aspects of our business are subject to external factors that can extend our timelines. Prolonged timelines can impede our business growth and potentially reduce our sales.

Competition in our business segments poses a significant threat, and if we are unable to compete effectively, we risk losing our market share or failing to gain additional market share, which could adversely affect our profitability.

Currently, the competition among users engaged in live-streaming e-commerce and live-streaming games on TikTok is not particularly intense. This is because the TikTok e-commerce and live-streaming gaming sectors have been operational for less than a year, making them relatively new markets. In comparison to many Asian countries, competition on TikTok is not as fierce at this stage.

However, it is undeniable that more users and capital will increasingly enter these two sectors in the future. We are not only contending with competition from similar ventures on the TikTok platform but also facing competition from e-commerce and gaming platforms outside of TikTok, striving to capture market share.

Furthermore, many TikTok users have not yet developed the habit of online shopping or mobile gaming on the TikTok platform. This factor adds complexity to our initial efforts in establishing brand recognition.

We have engaged in collaborations with business partners, and we may pursue further collaborations and strategic partnerships in the future. However, there is no guarantee that we will realize the benefits of these collaborations or that they will be successful.

We are actively pursuing strategic partnerships  and collaborations with business entities that we believe will improve our competitiveness and promote business growth. However, the expected revenue and cost synergies from both current and future collaborations and partnerships may not materialize as anticipated. Additionally, our involvement in the emerging industry sector, characterized by developing technologies and nascent collaborative networks, introduces greater uncertainties. If our business collaborations prove unsuccessful, it could have a negative impact on our business prospects and operational results.

We may encounter infringement claims by third parties for information on or linked to our platforms, which could disrupt our normal business operations, manage our reputation and cause us to incur substantial legal costs.

When engaging in brand and product promotion on TikTok, we often collaborate with other KOLs on the platform who feature our products or brand in their videos. However, during this process, we cannot guarantee that they will not inadvertently misrepresent our products. Furthermore, if these KOLs engage in any form of misconduct or infringement, it may indirectly impact our brand reputation, and the extent of this damage is difficult to quantify. Any significant loss has the potential to harm our reputation, result in financial losses, or ultimately affect our operations.

Our reputation and operations may be adversely impacted by employee misconduct.

There is a risk of employee misconduct, which includes failure to comply with government regulations, engaging in unauthorized activities, misrepresenting our products in marketing activities, and improper use of product/game information. Employee misconduct could damage our reputation, which could significantly impact our business. We may not be able to prevent employee misconduct, and the measures we take to prevent and deter it may not be effective.

We have limited insurance coverage.

We do not have insurance coverage. We’ve evaluated the risks associated with potential business disruptions, liabilities, loss or damage to our fixed assets (such as equipment and office furniture), the associated insurance costs, and the challenges of obtaining such coverage on commercially reasonable terms. Based on this assessment, it is not commercially practical for us to secure comprehensive insurance coverage for these risks. These circumstances could adversely impact our financial results.

We may be unable to gain any significant market acceptance for our products and services or be unable to establish a significant market presence.

Our growth strategy for is substantially dependent upon our ability to market our intended products and services successfully to prospective clients. Our intended products and services may not achieve significant market acceptance. If acceptance is achieved, it may not be sustained for any significant period of time. Failure of our intended products and services to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions and the results of our operations.

The e-commerce market witnessed substantial growth over the past two years due to the COVID-19 pandemic. However, with the pandemic’s eventual resolution and the return to normalcy, the rate of market expansion is expected to decelerate. It could have a negative impact on our profitability and significantly harm our business and operational results.

The e-commerce market has experienced remarkable growth and transformation over the last two years, driven primarily by the unprecedented impact of the COVID-19 pandemic. The pandemic reshaped consumer behavior, accelerating the adoption of online shopping, digital payments, and contactless transactions. This surge in e-commerce activity was nothing short of remarkable, with businesses and consumers alike rapidly adapting to this new digital landscape.

During the height of the pandemic, e-commerce became an essential lifeline for many, offering convenience and safety when traditional brick-and-mortar retail faced restrictions and concerns. This growth wasn’t limited to any particular sector; it spanned across industries, from retail giants to small businesses, and it showcased the resilience and adaptability of the e-commerce ecosystem. However, as the world gradually progresses toward a post-pandemic era, the e-commerce landscape is poised for a shift. The exponential growth rates witnessed during the height of the pandemic are likely to decelerate. It could then have a negative impact on our profitability and significantly harm our business and operational results.

There is risk of e-commerce fraud, and if that occurs, it could have a negative impact on our profitability and significantly harm our business and operational results.

Online retailers are subject to risk of e-commerce fraud in 2023.  To mitigate this ongoing threat, prioritizing fraud prevention measures is crucial. These measures may include routine security audits, the implementation of an Address Verification Service (AVS), and the use of Hypertext Transfer Protocol Secure (HTTPS). E-commerce fraud is evolving, with fraudsters employing more sophisticated methods. The growth in the e-commerce fraud detection and prevention market reflects the increasing urgency in addressing this risk. The e-commerce fraud is a multifaceted risk that demands constant attention. We may need to prevent and to mitigate this persistent threat, protecting our financial interests and the trust of their customers, and if the fraud occurs, it could have a negative impact on our profitability and significantly harm our business and operational results.

Given our significant reliance on the TikTok platform for various business functions, including inventory management, client services, and live streaming channels for both of our e-commerce and livestreaming games, any downtime experienced by TikTok could significantly impact our operations.

In the ever-evolving digital landscape, where businesses heavily depend on various online platforms, the risk of platform downtime looms as a substantial concern.

Our company have cultivated a significant reliance on the TikTok platform, which serves as the backbone for a multitude of our critical business functions. These functions encompass inventory management, client services, and the live streaming channels that underpin both our e-commerce activities and live streaming games. Consequently, any downtime experienced by TikTok, whether due to planned maintenance or unforeseen technical issues, can significantly impact our operations.

AI technologies are constantly evolving. Any flaws or inappropriate usage of AI Technologies could have negative impact on our business and reputation.

AI technologies are constantly evolving. Any flaws or inappropriate usage of AI technologies, whether actual or perceived, whether intended or inadvertent, whether committed by us or by other third parties, could have negative impact on our business, reputation and the general acceptance of AI solutions by society.

The industries in which we operate are characterized by constant changes, including rapid technological evolution, frequent introductions of new solutions, continual shifts in users demands and constant emergence of new industry standards and practices. Thus, our success will depend, in part, on our ability to respond to these changes in a cost-effective and timely manner. We need to constantly anticipate the emergence of new technologies and assess their market acceptance.

Our financial and operating performance may be adversely affected by general economic conditions, natural catastrophic events, epidemics, and public health crises that impact the virtual content production industry.

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact the metaverse industry. Deterioration in economic conditions could cause decreases in both volume and reduce and/or negatively impact our short-term ability to grow our revenues. Further, any decreased collectability of accounts receivable or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

Our business is subject to the impact of natural catastrophic events such as earthquakes, floods or power outages, political crises such as terrorism or war, and public health crises, such as disease outbreaks, epidemics, or pandemics in the U.S. and global economies, our markets and business locations.

Similarly, natural disasters, wars (including the potential of war), terrorist activity (including threats of terrorist activity), social unrest and heightened travel security measures instituted in response, and travel-related accidents, as well as geopolitical uncertainty and international conflict, will affect travel volume and may in turn have a material adverse effect on our business and results of operations. In addition, we may not be adequately prepared in contingency planning or recovery capability in relation to a major incident or crisis, and as a result, our operational continuity may be adversely and materially affected, which in turn may harm our reputation.

As a “smaller reporting company” under applicable law, we will be subject to lessened disclosure requirements. Such reduced disclosure may make our common stock less attractive to investors.

For as long as we remain an “smaller reporting company” as defined in Rule 405 of the Securities Act and Item 10 of the Regulation S-K, we will elect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies”, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the ability to include only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations disclosure. Because of these lessened regulatory requirements, our stockholders would be left without information or rights available to stockholders of more mature companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Any cybersecurity-related attack, significant data breach or disruption of the information technology systems, infrastructure, network, third-party processors or platforms on which we rely could damage our reputation and adversely affect our business and financial results.

Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, our employees and other third parties. A malicious cybersecurity-related attack, intrusion or disruption by either an internal or external source or other breach of the systems on which our platform and products operate, and on which our employees conduct business, could lead to unauthorized access to, use of, loss of or unauthorized disclosure of sensitive and confidential information, disruption of our services, viruses, worms, spyware, or other malware being served from our platform, networks, or systems; and resulting regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair sales and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Cyberattacks may also gain publishing access to our customers’ accounts on our platform, using that access to publish content without authorization.

As of December 31, 2023, we have not identified any risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We plan to develop and implement information securities policies and incident response plans to evaluate, identify, and handle material risks associated with cybersecurity threats.

However, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers and our customers’ consumers, may be destroyed, stolen or otherwise compromised, our business may be harmed and we could incur significant liability. We have not always been able in the past, and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. We also cannot be certain that we will be able to prevent vulnerabilities in our software or address vulnerabilities that we may become aware of in the future.

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

In addition, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities to the Company and could divert our management’s attention and resources.

We will need additional capital in the future. If additional capital is not available, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. Raising additional capital by issuing shares may cause dilution to existing shareholders.

We are currently authorized to issue 200,000,000 shares of common stock. As of April 1, 2024, we had 7,887,411 shares of common stock issued and outstanding.

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

In the event that our common stocks are delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in our common stocks because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our common stocks could be considered to be a “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in our common stocks, which could severely limit the market liquidity of such common stocks and impede their sale in the secondary market.

A U.S. broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

The market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

To meet our business objectives, we rely on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data of ours and our customers that may be subject to legal protection, and promote the continuity of our Company’s business operations. In the ordinary course of our business, we receive, process, use, store, and share digitally certain data, including user data as well as confidential, sensitive, proprietary, and personal information.

Maintaining the integrity and availability of our IT systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to our operations and business strategy. We plan to develop and implement information securities policies and incident response plans to evaluate, identify, and handle material risks associated with cybersecurity threats.

As of December 31, 2023, we have not identified any risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.  However, we face certain ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors.”

Item 2. Properties

Facilities

Our current executive office is located at 810 Seventh Avenue, 22nd Floor, New York, NY 10019. The rent for this space is approximately $31,000 per month. The term of the lease is five years and five months, starting from September 22, 2023. We consider our current office space adequate for our current operations.

Intellectual Properties

We entered into a software purchase agreement with Northeast Management LLC, a seller unaffiliated with us. Pursuant to the software purchase agreement, we purchased all of the seller’s right, title, and interest in and to the software, Tribal Light. We have used and plan to continue using the software to develop video games. We operate the game through interactive live stream, facilitating real-time engagement between players and viewers through interactive features embedded within the live streaming platform.

We have the right to use the two domains: gdculturegroup.com and aicatalysis.com.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “GDC”.

(b) Holders

On April 1, 2024, there are approximately 336 holders of record of our common stock.

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

Each common stock subject to an option or a stock appreciation right will reduce the number of common stock available for issuance by one share, and each common stock underlying an award of restricted stock, restricted stock units, stock bonus awards and performance compensation awards will reduce the number of common stock available for issuance by one share.

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

(e) Recent Sales of Unregistered Securities

The Company cancelled 133,333 shares of common stock on March 9, 2023. See “Part I – Item 1. Business – Recent Business Development – Disposition of Wuge.”

The Company issued (i) unregistered warrants to purchase up to 1,154,519 shares of common stock in a private placement concurrent with registered direct offering on May 4, 2023, which were exchanged for pre-funded warrants to purchase up to 577,260 shares of common stock on November 3, 2023 and (ii) warrants to the placement agent to purchase up to 115,452 shares of common stock on May 16, 2023. See “Part I – Item 1. Business – Recent Business Development – May 2023 Offering.”

The Company issued 187,500 shares of common stock on June 26, 2023. See “Part I – Item 1. Business – Recent Business Development – Software Purchase Agreement dated June 22, 2023.”

The Company issued 400,000 shares of common stock on January 11, 2024. See “Part I – Item 1. Business – Recent Business Development – Equity Purchase Agreement dated October 27, 2023 and the Amendment to the Equity Purchase Agreement dated November 10, 2023.”

The Company issued warrants to purchase up to 331,236 shares of common stock to the placement agent of a registered direct offering on November 3, 2023. See “Part I – Item 1. Business – Recent Business Development – November 2023 Offering.”

The Company issued warrants to purchase up to 40,514 shares of common stock to the placement agent of a registered direct offering on March 26, 2024. See “Part I – Item 1. Business – Recent Business Development – March 2024 Offering.”

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

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the SEC.

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

Overview

GD Culture Group Limited, formerly known as JM Global Holding Company, TMSR Holding Company Limited and Code Chain New Continent Limited, is a Nevada corporation and a holding company. The Company currently conducts its operations on virtual content production (the “Virtual Content Production”) through the Company and two subsidiaries, AI Catalysis and Shanghai Xianzhui. The Company focuses its business mainly on 1) AI-driven digital human creation and customization; 2) Live streaming and e-commerce and 3) Live streaming interactive game. The company has relentlessly been focusing on serving its customers and creating value for them through the continual innovation and optimization of its products and services. The Company’s current subsidiaries, Citi Profit, Highlight HK, Highlight WFOE, and previous subsidiaries, TMSR Holdings Limited (“TMSR HK”) and Makesi WFOE are holding companies with no material operations.

For AI-driven digital human sector, the Company uses AI algorithms and software to generate realistic 3D or 2D digital human models. AI algorithms and machine learning models are used to simulate human characteristics, such as facial expressions, body movements, and even speech patterns. These models can be customized to create and personalize lifelike digital representations of humans. Customization may involve adjusting facial features, body proportions, skin textures, hair styles, clothing, and more. Once created and customized, digital humans find applications in a wide range of industries, including gaming, entertainment, advertising, education, and more. Depending on the specific industry and the application scenario, the Company helps the customers to define the objectives to achieve with digital humans, choose the technology for character customization, then create unique aviators and deploy in the chosen platform.

For live streaming and e-commerce sector, the Company applies digital human technology in live streaming e-commerce businesses. Livestream usage is taking off globally. The integration of cutting-edge AI digital human technologies and live streaming platforms will transform the way businesses, sellers and consumers engage in online commerce. Digital anchors can offer long-duration intelligent live broadcasting. It also supports customized avatars that perfectly adapt to different live streaming scenarios. The company has introduced online e-commerce businesses on TikTok.

For live streaming interactive game sector, the Company has launched a live-streamed game called “Trible Light.” This game is owned by the company, and we independently operate it. Currently, the game is being livestreamed on TikTok (TikTok account: almplify001). In addition to “Trible Light,” we have also introduced other licensed games on the same TikTok account, providing a diverse gaming experience for the players.

We aim to generate revenue from: 1) Service revenue and advertising revenue from digital human creation and customization; 2) Products’ sales revenue from social live streaming e-commerce business; and 3) Virtual paid gifts revenue from live streaming interactive gaming.

Our principal executive office is located at 810 Seventh Avenue, 22nd Floor, New York, NY 10019, and our telephone number is: +1-347-2590292.

Discontinued Business

Prior to September 28, 2022, we also conducted business through Sichuan Wuge Network Games Co., Ltd. (“Wuge”) and Makesi WFOE. Makesi WFOE had a series of contractual arrangement with Wuge that established a VIE structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Wuge. Accordingly, under U.S. GAAP, GDC treated Wuge as the consolidated affiliated entity and has consolidated Wuge’s financial statements prior to September 28, 2022. Wuge focused its business on research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs. On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE agreements and to cancel the shares previously issued to the shareholders of Wuge, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

Prior to June 26, 2023, we had a subsidiary TMSR Holdings Limited (“TMSR HK”), which owns 100% equity interest in Makesi WFOE. Makesi WFOE had a series of contractual arrangement with Yuan Ma that established a VIE structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Yuan Ma. Accordingly, under U.S. GAAP, GDC treated Yuan Ma as the consolidated affiliated entity and has consolidated Yuan Ma’s financial results in GDC’s consolidated financial statements prior to June 26, 2023. On June 26, 2023, GDC entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR HK. The purchase price for the transaction contemplated by the Agreement was $100,000. The sale of TMSR HK did not have any material impact on the Company’s consolidated financial statements.

Prior to September 26, 2023, we also conducted business through Highlight Media. We had a series of contractual arrangement with Highlight Media through one of our subsidiaries, Highlight WFOE. For accounting purposes, Highlight WFOE was the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, GDC treated Highlight Media as the consolidated affiliated entity and has consolidated Highlight Media’s financial results in GDC’s financial statements prior to September 26, 2023. Highlight Media was an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sold the interest in the VIE Agreements for a purchase price of $100,000. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

Recent Development

Change of Auditor

On October 9, 2023, the Company notified its independent registered public accounting firm, Enrome LLP, its decision to dismiss Enrome LLP as the Company’s auditor. On October 12, 2023, the Audit Committee and the Board of Directors of the Company approved the appointment of HTL as its new independent registered public accounting firm to audit the Company’s financial statements.

Investment in Shanghai Xianzhui

On August 10, 2023, Highlight WFOE, Beijing Hehe Property Management Co., Ltd. (“Beijing Hehe”), and a third party, established Shanghai Xianzhui under the laws of the People’s Republic of China for social media marketing. Highlight WFOE owned 60% of the equity interest of Shanghai Xianzhui, Beijing Hehe owned 20% of the equity interest of Shanghai Xianzhui and the third party owned the remaining 20% of the equity interest of Shanghai Xianzhui.

On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe, which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in Shanghai Xianzhui”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% equity interest in Shanghai Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. On January 11, 2024, the Company issued the 400,000 shares of its common stock to Beijing Hehe and the transaction was completed. Up to the date of this Report, the Company owns 73.3333% of the total equity interest of Shanghai Xianzhui.

Registered Direct Offering

On May 4, 2023, the Company issued (i) 310,168 shares of common stock, (ii) registered pre-funded warrants to purchase an aggregate of up to 844,351 shares of common stock and (iii) unregistered warrants to purchase up to 1,154,519 shares of common stock in a registered direct offering and a concurrent private placement, which were exchanged for pre-funded warrants to purchase up to 577,260 shares of common stock on November 3, 2023. See “Part I – Item 1. Business – Recent Business Development – May 2023 Offering.”

On November 3, 2023, the Company issued (i) 1,436,253 shares of common stock, (ii) registered pre-funded warrants to purchase an aggregate of up to 1,876,103 shares of common stock and (iii) registered warrants to purchase up to an aggregate of 3,312,356 shares of common stock in a registered direct offering. See “Part I – Item 1. Business – Recent Business Development – November 2023 Offering.”

On March 26, 2024, the Company issued 810,277 shares of common stock in a registered direct offering. See “Part I – Item 1. Business – Recent Business Development – March 2024 Offering.”

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic did not have a material impact on our business or results of operation during the year ended December 31, 2023 and 2022. However, the extent to which the COVID-19 pandemic may negatively impact the general economy and our business is highly uncertain and cannot be accurately predicted. These uncertainties may impede our ability to conduct our operations and could materially and adversely affect our business, financial condition and results of operations, and as a result could adversely affect our stock price and create more volatility.

Results of Operations

Year Ended December 31, 2023 vs. December 31, 2022

				Percentage
	2023	2022	Change	Change
Operating expenses	11,990,934	414,151	11,576,783	2,795.3%
Loss from operations	(11,990,934)	(414,151)	(11,576,783)	2,795.3%
Other income, net	104,419	-	104,419	100.0%
Loss before income tax from continuing operations	(11,886,515)	(414,151)	(11,472,364)	2,770.1%
Provision for income taxes	327,822	-	327,822	100.0%
Loss from continuing operations	(12,214,337)	(414,151)	(11,800,186)	2,849.2%
Net loss attributable to noncontrolling interest	(1,825,130)	-	(1,825,130)	(100.0)%
Loss from continuing operations attributable to GD Culture Group Limited	(10,389,207)	(414,151)	(9,975,056)	2,408.6%
Discontinued operations:
Loss from discontinued operations	(2,132,049)	(26,347,195)	24,215,146	(91.9)%
Loss on disposal of discontinued operations, net of taxes	(362)	(4,060,609)	4,060,247	(100.0)%
Net Loss	(14,346,748)	(30,821,955)	16,475,207	(53.5)%

Operating Expenses

The Company’s operating expenses include selling and marketing (“S&M”) expenses, general and administrative (“SG&A”) expenses, research and development (“R&D”) expenses. S&M expenses increased to approximately $4.7 million for the year ended December 31, 2023, compared to nil for the year ended December 31, 2022. The increase was mainly due to the Company increased inputs on digital human and e-commerce live streaming marketing and advertising to improve its brand reputation, attract a large following on social media. G&A expenses increased by approximately $4.8 million from approximately $0.4 million for the year ended December 31, 2022 to approximately $5.2 million for the year ended December 31, 2023. The increase was mainly due to the combined impact of (i) the reduction of impairment of prepaid and other current assets, (ii) the expansion of our administrative associated personnel cost, and (iii) increase in operating and lease expenses for offices. R&D expenses increased to approximately $2.1 million for the year ended December 31, 2023, compared to nil for the year ended December 31, 2022. The increase was mainly due to the Company increased inputs on research and development about our artificial intelligence based digital human application, to create unconventional digital characters and customize digital humans to support the clients’ marketing efforts.

Other Income, Net

The Company’s other income increased by approximately $104 thousand during the year ended December 31, 2023, compared to nil for the year ended December 31, 2022. The increase was mainly due to the gain from disposal of subsidiaries.

Loss from Continuing Operations

As a result of the foregoing, loss from continuing operations for the year ended December 31, 2023 was approximately $12.2 million, an increase of approximately 2,849.2%, from approximately loss from continuing operations of $0.4 million for the year ended December 31, 2022.

Net Loss

The Company’s net loss decreased by approximately $16.5 million, or 59.4%, to approximately $14.3 million net loss for the year ended December 31, 2023, from approximately $30.8 million net loss for the year ended December 31, 2022. The decrease was mainly due to the combined impact of (i) increase in digital human and e-commerce live streaming marketing and advertising, (ii) the expansion of our administrative associated personnel cost, (iii) increase in operating and lease expenses for offices, (iv) increase in researching and development about our artificial intelligence based digital human application and (v) the reduction of impairment of goodwill and prepaid and other current assets.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires the Company to make estimates, assumptions and judgments that can significantly impact the amounts the Company reports as assets, liabilities, revenue, costs and expenses and the related disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable under the circumstances. The Company’s actual results could differ significantly from these estimates under different assumptions and conditions. The Company has identified the following key accounting estimates:

Convertible Notes Receivable

The Company evaluated the terms of the DigiTrax Convertible Notes and the Liquid Convertible Notes (as defined in Note 13 of the Consolidated Financial Statements) according to ASC 320 “Investments — Debt Securities” and concluded that the convertible notes should be classified as an available-for-sale security and measured at fair value. To evaluate the fair value of the available-for-sale security, the Company used the valuation methodology of income approach, which is determined by the future cash flow forecast. The fair value changes of these notes were recorded as accumulated other comprehensive income on the accompanying consolidated statements of operations and comprehensive loss for the year ended as of the reporting period.

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

The Company recognizes lease liabilities and corresponding right-of-use assets on the balance sheet for leases. Operating lease right- of-use assets (the “ROU”) are disclosed as non-current assets in the Company’s consolidated balance sheets. Current maturities of operating lease liabilities are classified as operating lease liabilities - current, and operating lease liabilities that will be due in more than one year are disclosed as non-current liabilities on the consolidated balance sheets. Operating lease right-of-use assets and operating lease liabilities are initially recognized based on the present value of future lease payments at lease commencement. The operating lease right-of-use asset also includes any lease payments made prior to lease commencement and the initial direct costs incurred by the lessee and is recorded net of any lease incentives received. As the interest rates implicit in most of the leases are not readily determinable, the Company uses the incremental borrowing rates based on the information available at lease commencement to determine the present value of the future lease payments. Operating lease expenses are recognized on a straight-line basis over the term of the lease.

Most leases have initial terms ranging from 1 to 5.5 years. The Company’s lease agreements did not include non-lease components. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any significant residual value guarantees or restricted covenants.

The Company evaluates the carrying value of ROU assets if there are indicators of impairment and reviews the recoverability of the related asset group.

The Company reassesses of a contract is or contains a leasing arrangement and re-measures ROU assets and liabilities upon modification of the contract. The Company will derecognize ROU assets and liabilities, with difference recognized in the income statement on the contract termination.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The new amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the consolidated financial statements. The Company will adopt ASU 2021-08 since January 1, 2024.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for fiscal years beginning after 15 December 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the consolidated financial statements. The Company will adopt ASU 2022-03 since January 1, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions. Cash is required to repay debts and pay salaries, office expenses and other operating expenses. As of December 31, 2023, our net working capital was approximately $8.7 million.

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

The following summarizes the key components of the Company’s cash flows for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(13,240,484)	$(886,221)
Net cash used in investing activities	(5,217,314)	(12,493,352)
Net cash provided by financing activities	23,088,425	-
Effect of exchange rate change on cash and cash equivalents	155,783	(819,659)
Net change in cash and cash equivalents	$4,786,410	$(14,199,222)

As of December 31, 2023 and December 31, 2022, the Company had cash in the amount of $5,175,518 and $389,108, respectively. As of December 31, 2023 and December 31, 2022, $211,222 and $215,880 were deposited with various financial institutions located in the PRC, respectively. As of December 31, 2023 and 2022, $4,964,296 and $173,228 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $13.2 million for the year ended December 31, 2023, as compared to approximately $0.9 million net cash used in operating activities for the year ended December 31, 2022. Net loss for the year ended December 31, 2023 was approximately $14.3 million, as compared to $30.8 million for the year ended December 31, 2022. Adjustments to reconcile net loss to net cash used in operating activities decreased by $28.8 million, mainly due to the reduction of impairment of prepaid and other current assets and goodwill for approximately $24.6 million and reduction of loss from disposal of discontinued operations or subsidiaries of $4.2 million and changes in operating assets and liabilities decreased approximately $0.5 million, mainly caused by the decrease of $2.2 million of change in customer deposits and $0.3 million of change in deferred tax liability, partially net off by the increase of approximately $1 million of change in other payable-related parties, the increase of approximately $1.2 million of change in prepaid and other current assets and the increase of approximately $0.3 million of change in other assets.

Investing activities

Net cash used in investing activities was $5.2 million for the year ended December 31, 2023, as compared to approximately $12.5 million net cash used in investing activities for the year ended December 31, 2022. Net cash used in investing activities was decreased by approximately $7.3 million, mainly due to the decrease of the net cash impact from the disposal of discontinued operations or subsidiaries amounted to approximately $12.9 million, partially offset by purchase of intangible assets with the amount of $2.9 million and investment in convertible notes of Liquid Marketplace Corp and DigiTrax Entertainment Inc. with the amount of $2.5 million.

Financing activities

Net cash provided by financing activities was $23.1 million for the year ended December 31, 2023, as compared to nil net cash provided by financing activities for the year ended December 31, 2022. Net cash provided by financing activities was mainly due to approximately $12.5 million of issuance of common stock, $5.1 million proceeds from issuance of pre-funded warrants and contribution by noncontrolling  interest shareholder with the amount of $5.5 million.

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

Reference is made to Pages F-1 through F-37 comprising a portion of this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 9, 2023, the Company notified its independent registered public accounting firm, Enrome LLP, its decision to dismiss Enrome LLP as the Company’s auditor. The report of Enrome LLP on the financial statements of the Company for the fiscal year ended December 31, 2022 and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the fiscal year ended December 31, 2022 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change the independent registered public accounting firm was recommended and approved by the Audit Committee and the Board of Directors of the Company. Since the engagement of Enrome LLP in September 2022 and through October 9, 2023, the date of dismissal, (a) there were no disagreements with Enrome LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Enrome LLP, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

On October 12, 2023, the Audit Committee and the Board of Directors of GD Culture Group Limited (the “Company”) approved the appointment of HTL as its new independent registered public accounting firm to audit the Company’s financial statements. During the two most recent fiscal years ended December 31, 2022 and 2021 and any subsequent interim periods through the date hereof prior to the engagement of HTL, neither the Company, nor someone on its behalf, has consulted HTL regarding:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective at December 31, 2023 due to the material weaknesses identified by our management as described above.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this report:

Name	Age	Position
Xiao Jian Wang	35	Chief Executive Officer, President, Chairman of the Board, and Director
Zihao Zhao	29	Chief Financial Officer
Lu Cai	33	Chief Operating Officer
Shuang Zhang	54	Vice President and Director
Mingyue Cai (1)(2)(3)	46	Director, Chairman of the Compensation Committee
Shuaiheng Zhang (1)(2)(3)	60	Director, Chairman of the Audit Committee
Yi Zhong (1)(2)(3)	32	Director, Chairman of the Nominating and Corporate Governance Committee

(1)	Member of our Audit Committee

(2)	Member of our Compensation Committee

(3)	Member of our Nominating and Corporate Governance Committee

Business Experience and Directorships

The following describes the backgrounds of the director. Our board of directors has determined that (a) other than Messrs. Xiao Jian Wang and Shuang Zhang, all of our directors are independent directors as defined under the Nasdaq Stock Market’s listing standards governing members of boards of directors, and (b) the members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are independent under applicable SEC rules.

Mr. Xiao Jian Wang

Mr. Xiao Jian Wang was appointed as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective April 21, 2023. Mr. Wang was the Vice President of Business Development at Foregrowth Inc. in Vancouver, Canadam, where he formulated and executed comprehensive business plans, achieving defined sales targets and driving market expansion, conducted training sessions for financial advisors, equipping them with in-depth knowledge of compliance requirements, market insights, and product features, and conducted extensive research and due diligence on potential alternative investment opportunities, resulting in successful acquisitions and partnerships. Prior to that, Mr. Wang was a Private Banking Consultant and an Interbank Commercial Paper Trader at China Minsheng Bank in Chongqing, China. Mr. Wang received his Bachelor of Science in Mathematics degree from University of British Columbia in 2012.

Ms. Zihao Zhao

Mr. Zihao Zhao was appointed as the Chief Financial Officer of the Company, effective April 21, 2023. Mr. Zhao was a senior audit assistant at PricewaterhouseCoopers, PWC, Shanghai from 2016 to 2019. Mr. Wang received his Bachelor of Science in Taxation degree from Shanghai Lixin University of Accounting and Finance in 2016.

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

Mr. Mingyue Cai

Mr. Cai was appointed as a director and a member of the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee of the Company on February 25, 2020. Mr. Cai has been the Vice President at Yitu Safety Technology (Shenzhen) Co., Ltd., a PRC company engages in artificial intelligence development and application. From November 2009 to August 2017, he was an administrative director at Rugao Port Group Co., Ltd., a PRC company that focuses on port logistics, industrial park construction and timber, coal and ore trade. From June 2004 to October 2009, Mr. Cai worked as a manager at Shanghai Rishan Environmental Protection Technology Co., Ltd., a PRC company that distribute and retail environmentally friendly cleaning products. Mr. Cai has a bachelor’s degree in administrative management.

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

Leadership Structure and Risk Oversight

The board of directors does not have a lead independent director. Currently Mr. Xiao Jian Wang serves as our Chief Executive Officer, President and Chairman of the Board.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, during the year ended December 31, 2023, Mr. Xiao Jian Wang, Mr. Zihao Zhao, Ms. Lu Cai, Mr. Mingyue Cai, Mr. Shuaiheng Zhang and Mr. Yi Zhong did not file the required Section 16 reports on time. In particular, Mr. Xiao Jian Wang failed to timely file a Form 3 in connection with his appointment as the Chief Executive Officer, President, Chairman of the Board and a director of the Company on April 21, 2023. Mr. Zihao Zhao failed to timely file a Form 3 in connection with his appointment as the Chief Financial Officer of the Company on April 21, 2023. Ms. Lu Cai failed to timely file a Form 3 in connection with her appointment as the Chief Operating Officer of the Company on February 9, 2023. Mr. Mingyue Cai failed to timely file a Form 3 in connection with his appointment as a director of the Company on February 25, 2020. Mr. Shuaiheng Zhang failed to timely file a Form 3 in connection with his appointment as a director of the Company on February 9, 2023. Mr. Yi Zhong failed to timely file a Form 3 in connection with his appointment as a director of the Company on February 17, 2023.

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

Item 11. Executive Compensation

The following table provides disclosure concerning all compensation paid for services to GDC in all capacities for our fiscal years ended December 31, 2023 and 2022 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Xiao Jian Wang (1)	2023	34,725	65,275	-	-	-	100,000
(CEO, President, Chairman of the Board, and Director)	2022	-	-	-	-	-	-

Zihao Zhao(2)	2023	20,833	-	-	-	-	20,833
(CFO)	2022	-	-	-	-	-	-

Cai Lu (3)	2023	-	-	-	-	-	-
(COO)	2022	-	-	-	-	-	-

Shuang Zhang (4)	2023	-	-	-	-	-	-
(Vice President and Director)	2022	7,500	-	-	-	-	7,500

Hongxiang Yu (5)	2023	-	-	-	-	-	-
(Former CEO, President and Chairman of the Board)	2022	7,500	-	-	-	-	7,500

Wei Xu (6)	2023	7,500	-	-	-	-	7,500
(Former CEO, President and Chairman of the Board)	2022	10,000	-	-	-	-	10,000

Tingjun Yang (7)	2023	-	-	-	-	-	-
(Former CEO)	2022	-	-	-	-	-	-

Yi Li (8)	2023	-	-	-	-	-	-
(Former CFO)	2022	30,000	-	-	-	-	30,000

Jianan Liang (9)	2023	-	-				-
(Former COO)	2022	7,500	-	-	-		7,500

Tianxiang Zhu (10)	2023	-	-	-	-		-
(Former COO)	2022	15,000	-	-	-		15,000

Bibo Lin (11)	2023	-	-	-	-		-
(Former Vice President and Former director)	2022	7,500	-	-	-		7,500

(1)	Mr. Xiao Jian Wang was appointed as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective April 21, 2023.

(2)	Mr. Zihao Zhao was appointed as the Chief Financial Officer of the Company, effective April 21, 2023.

(3)	Ms. Cai Lu was appointed as the Chief Operating Officer on February 9, 2023.

(4)	Mr. Shuang Zhang was appointed as the Vice President and a director of the Company, effective October 4, 2022.

(5)	Mr. Hongxiang Yu was appointed as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective October 4, 2022. On April 21, 2023, Mr. Yu tendered his resignation as the Chief Executive Officer, President, Chairman of the Board and a director of the Company.

(4)	Mr. Shuang Zhang was appointed as the Vice President and a director of the Company, effective October 4, 2022.

(6)	Mr. Wei Xu was appointed as a director of the Company on January 3, 2020, as the Co-Chairman of the Board on February 25, 2020, as the President on October 29, 2020, and the CEO on January 21, 2022. On October 4, 2022, Mr. Xu tendered his resignation as the Chief Executive Officer, President, Chairman of the Company.

(7)	Mr. Tingjun Yang was appointed as the CEO of the Company on September 7, 2021. On January 21, 2022, Mr. Yang tendered his resignation as Chief Executive Officer of the Company.

(8)	Ms. Yi Li was appointed as the CFO of the Company on April 25, 2019. On April 21, 2023, Mr. Li tendered his resignation as the CFO of the Company

(9)	Mr. Jianan Liang was appointed as the COO of the Company on March 17, 2021. On April 5, 2022, Mr. Liang tendered his resignation as the COO of the Company.

(10)	Mr. Tianxiang Zhu was appointed as the COO and a director of the Company on April 5, 2022. On November 10, 2022, Mr. Tianxiang Zhu tendered his resignation as the Chief Operating Officer and a director of the Company.

(11)	Mr. Bibo Lin was appointed as the Vice President of the Company on February 25, 2020 and as the director on March 30, 2021. On October 4, 2022, Mr. Lin tendered his resignation as the Vice President and a director of the Company.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2023

During the fiscal year ended December 31, 2023, no shares of common stock were granted to our officers and directors under the plan.

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

Director Compensation

The following table represents compensation earned by our non-executive directors in 2023.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Mingyue Cai (1)	$-	-	-	-	$-
Junhong He (2)	$-	-	-	-	$-
Jing Zhang (3)	$-	-	-	-	$-
Shuaiheng Zhang (4)	-				-
Yi Zhong (5)	-				-

(1)	Mr. Mingyue Cai was appointed as a director of the Company on February 25, 2020.

(2)	Ms. Junhong He was appointed as a director of the Company on September 15, 2022. Ms. He resigned from her position on February 17, 2023.

(3)	Ms. Jing Zhang was appointed as a director of the Company on September 15, 2022. Ms. Zhang resigned from her position on February 9, 2023.

(4)	Mr. Shuaiheng Zhang was appointed as a director of the Company on February 9, 2023.

(5)	Mr. Yi Zhong was appointed as a director of the Company on February 17, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 1, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

The percentage ownership information shown in the table below is based on that there were 7,887,411 shares of common stock outstanding as of April 1, 2024. Unless otherwise noted, the business address of each of the following entities or individuals is 810 Seventh Avenue, 22nd Floor, New York, NY 10019.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers
Xiao Jian Wang, Chief Executive Officer, President and Chairman of the Board	-	-
Zihao Zhao, Chief Financial Officer	-	-
Lu Cai, Chief Operating Officer	-	-
Shuang Zhang, Vice President and Director	90,000	1.14%
Mingyue Cai, Director	-	-
Shuaiheng Zhang, Director	-	-
Yi Zhong, Director	-	-
All officers and directors as a group (7 persons):	90,000	1.14%

5% Beneficial Owner
None

Changes in Control

There has been no change in control during the fiscal year ended December 31, 2023.

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

Other payable – related parties:

Name of related party	Relationship	Nature	December 31, 2023	December 31, 2022
Shanghai Highlight Asset Management Co. LTD(1)	A company in which the then shareholder hold shares	Advances	$-	$195,732
Zihao Zhao	Chief Finance Officer	Accrued compensations	20,833	-
Total			$20,833	$195,732

(1)	In connection with the disposal of Highlight Media on September 26, 2023, the balance of other payable -related parties as of December 31, 2022 was settled as well.

For the years ended December 31, 2023 and 2022, the Company recorded compensation expenses to its officers amounted to $120,833 and nil, for their services provided to the Company.

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

Item 14. Principal Accountant Fees and Services.

HTL was appointed by the Company to serve as its independent registered public accounting firm for fiscal years ended December 31, 2023. During the period from October 11, 2022 to October 9, 2023, Enrome LLP, (“Enrome”) served as the independent registered public accounting firm of the Company. The following is a summary of fees paid or to be paid to HTL or Enrome for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman in connection with regulatory filings. The aggregate fees billed by WWC, P.C. for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled nil and $105,000, respectively. The aggregate fees billed or to be billed by Enrome for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $40,500 and $140,000, respectively. The aggregate fees billed or to be billed by HTL for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 was $20,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2023 and 2022, we did not pay HTL, Enrome or WWC, P.C. for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay HTL, Enrome or WWC, P.C. for tax services for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Enrome or WWC, P.C. for other services for the years ended December 31, 2023 and 2022.

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

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Incorporation, filed as exhibit 3.1 to the registration statement on Form S-1 filed on May 10, 2019 and incorporated herein by reference
3.2	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.2 to the registration statement on Form S-1 filed on May 10, 2019 and incorporated herein by reference
3.3	Certificate of Amendment of Articles of Incorporation, filed as exhibit 3.1 to the current report on Form 8-K filed on May 18, 2020 and incorporated herein by reference
3.4	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.1 to the Current Report on Form 8-K of the Company filed on November 8, 2022 and incorporated herein by reference
3.5	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.1 to the Current Report on Form 8-K of the Company filed on January 10, 2023 and incorporated herein by reference
3.6	Second Amended and Restated Bylaws, filed as exhibit 3.2 to the current report on Form 8-K filed on January 10, 2023 and incorporated herein by reference
4.1*	Description of Securities
4.2	Form of Registered Warrant, filed as exhibit 4.1 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.3	Form of Investor Warrant, filed as exhibit 4.2 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.4	Form of Lock-up Agreement, filed as exhibit 4.4 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.5	Form of Placement Agent Warrant, filed as exhibit 4.3 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.6	Form of Pre-funded Warrants, filed as Exhibit 4.1 to the current report on Form 8-K filed on May 4, 2023 and incorporate herein by reference
4.7	Form of Unregistered Warrant, filed as Exhibit 4.1 to the current report on Form 8-K filed on May 17, 2023 and incorporate herein by reference
4.8	Form of Placement Agent Warrant, filed as Exhibit 4.2 to the current report on Form 8-K filed on May 17, 2023 and incorporate herein by reference
4.9	Form of Pre-funded Warrants, filed as Exhibit 4.1 to the current report on Form 8-K filed on November 3, 2023 and incorporate herein by reference
4.10	Form of Amended and Restated Form of Registered Warrants, filed as Exhibit 4.1 to the current report on Form 8-K filed on November 17, 2023 and incorporate herein by reference

10.1	Termination Agreement dated February 23, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 24, 2022 and incorporated herein by reference
10.2	Share Purchase Agreement by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Yuanma Food and Beverage Management Co., Ltd. and the shareholders of Shanghai Yuanma Food and Beverage Management Co., Ltd., dated April 14, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 14, 2022 and incorporated herein by reference
10.3	Technical Consultation and Service Agreement, by and between Makesi IoT Technology (Shanghai) Co., Ltd. and Shanghai Yuanma Food and Beverage Management Co., Ltd., dated June 21, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 27, 2022 and incorporated herein by reference
10.4	Equity Pledge Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Yuanma Food and Beverage Management Co., Ltd. and the shareholders of Shanghai Yuanma Food and Beverage Management Co., Ltd., dated June 21, 2022, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 27, 2022 and incorporated herein by reference
10.5	Equity Option Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Yuanma Food and Beverage Management Co., Ltd. and the shareholders of Shanghai Yuanma Food and Beverage Management Co., Ltd., dated June 21, 2022, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on June 27, 2022 and incorporated herein by reference
10.6	Voting Rights Proxy and Financial Support Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Yuanma Food and Beverage Management Co., Ltd. and the shareholders of Shanghai Yuanma Food and Beverage Management Co., Ltd., dated June 21, 2022, filed as exhibit 10.4 to the Current Report on Form 8-K of the Company filed on June 27, 2022 and incorporated herein by reference
10.7	Share Purchase Agreement by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 19, 2022 and incorporated herein by reference
10.8	Technical Consultation and Service Agreement, by and between Makesi IoT Technology (Shanghai) Co., Ltd. and Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.9	Equity Pledge Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.10	Equity Option Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.11	Voting Rights Proxy and Financial Support Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference

10.12	Agreement to Assign Technical Consultation and Service Agreement, by and between Makesi IoT Technology (Shanghai) Co., Ltd. and Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.13	Agreement to Assign Equity Pledge Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.14	Agreement to Assign Equity Option Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.15	Agreement to Assign Voting Rights Proxy and Financial Support Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.4 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.16	Termination Agreement by and among Makesi IoT Technology (Shanghai) Co., Ltd., Sichuan Wuge Network Games Co., Ltd. and the shareholders of Sichuan Wuge Network Games Co., Ltd., dated September 28, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 30, 2022 and incorporated herein by reference
10.17	Employment Agreement between the Company and Yi Li dated April 25, 2019, filed as exhibit 10.1 to the current report on Form 8-K filed on April 26, 2019 and incorporated herein by reference
10.18	Employment Agreement between the Company and Xiangtian Zhu, dated April 5, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 5, 2022 and incorporated herein by reference
10.19	Employment Agreement between the Company and Hongxiang Yu, dated October 4, 2022, filed as exhibit 10.5 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.20	Employment Agreement between the Company and Shuang Zhang, dated October 4, 2022, filed as exhibit 10.6 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.21	Employment Agreement between the Company and Lu Cai, dated February 9, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 9, 2023 and incorporated herein by reference
10.22	Director Offer Letter to Junhong He, dated September 19, 2022, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 19, 2022 and incorporated herein by reference
10.23	Director Offer Letter to Jing Zhang, dated September 19, 2022, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on September 19, 2022 and incorporated herein by reference
10.24	Director Offer Letter to Shuaiheng Zhang, dated February 9, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 9, 2023 and incorporated herein by reference
10.25	Director Offer Letter to Yi Zhong, dated February 17, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 17, 2023 and incorporated herein by reference

10.26	Form of Placement Agency Agreement, dated May 1, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 4, 2023 and incorporated herein by reference
10.27	Form of RD Securities Purchase Agreement between the Company and certain Purchasers, dated May 1, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on May 4, 2023 and incorporated herein by reference
10.28	Form of PIPE Securities Purchase Agreement between the Company and certain Purchasers, dated May 1, 2023, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on May 4, 2023 and incorporated herein by reference
10.29	Form of Amendment to RD Securities Purchase Agreement between the Company and certain Purchasers, dated May 16, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 17, 2023 and incorporated herein by reference
10.30	Form of Amendment to PIPE Securities Purchase Agreement between the Company and certain Purchasers, dated May 16, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on May 17, 2023 and incorporated herein by reference
10.31	Employment agreement between GD Culture Group Limited and Xiao Jian Wang, dated April 21, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 21, 2023 and incorporated herein by reference
10.32	Employment agreement between GD Culture Group Limited and Zihao Zhao, dated April 21, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on April 21, 2023 and incorporated herein by reference
10.33	Software Purchase Agreement, dated June 22, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 27, 2023 and incorporated herein by reference
10.34	Share Purchase Agreement, dated June 26, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 28, 2023 and incorporated herein by reference
10.35	Termination Agreement, dated September 26, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 26, 2023 and incorporated herein by reference
10.36	Placement Agency Agreement, dated November 1, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 3, 2023 and incorporated herein by reference
10.37	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated October 31, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on November 3, 2023 and incorporated herein by reference
10.38	Form of Amendment to the Securities Purchase Agreement, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 17, 2023 and incorporated herein by reference
10.39	Warrant Exchange Agreement, dated November 1, 2023, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on November 3, 2023 and incorporated herein by reference
10.40	Amended and Restated Equity Purchase Agreement, dated November 10, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 13, 2023 and incorporated herein by reference
10.41	Placement Agency Agreement, dated March 22, 2024, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 26, 2024 and incorporated herein by reference
10.42	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated March 22, 2024, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on March 26, 2024

14.1	Code of Business and Ethics, filed as exhibit 14.1 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
19.1*	Insider Trading Policies
21.1*	List of Subsidiaries
23.1*	Consent of Enrome LLP
23.2*	Consent of HTL International, LLC
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by 18 U.S.C. 1350.*
32.2	Certification of the Chief Financial Officer required by 18 U.S.C. 1350.*
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
99.1	Form of Audit Committee Charter, filed as exhibit 99.1 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
99.2	Form of Compensation Committee Charter, filed as exhibit 99.2 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10–K Summary

None.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GD Culture Group Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of GD Culture Group Limited (the “Company”) and its subsidiaries as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee that: (i) relate to accounts or disclosures that are material to the consolidated financial statements, and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Convertible Notes Receivable

The Company entered into purchase agreements for convertible notes receivable in an aggregate amount of $2,500,000 during the year ended December 31, 2023. The Company evaluated the terms of the convertible notes according to ASC 320 “Investments — Debt Securities” and concluded that the convertible notes should be classified as an available-for-sale security and measured at fair value.

We identified the accounting for convertible notes receivable as a critical audit matter due to the material balance on the balance sheet and significant judgement and assumptions were used by the Management regarding the classification and valuation of the convertible notes receivable during the year, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to Management’s assessment of the likelihood that the Company’s intent and ability to hold the convertible notes receivable till maturity, as well as the likelihood of collection in the near term.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures we performed to address this critical audit matter included the following:

-	We obtained an understanding of the Management’s process in evaluation of the classification and the fair value of the convertible notes receivable, and reviewed the terms of convertible notes purchase agreements which was consistent with the accounting memo prepared by the Management.

-	To test the fair value of the convertible notes receivable, our audit procedures included evaluating the assumptions underlying the fair value calculation prepared by the Management, obtaining an understanding of the investee’s business activities and evaluated their intent and ability to hold the convertible notes to maturity without early conversion or redemption. Evaluating the reasonableness of Management’s assessment related to the likelihood of collection in the near term involved consideration of whether the factors in the assessment were consistent with (i) the current and past performance of the investees, (ii) external market and industry data, and (iii) evidence obtained in other areas of the audit.

-	We also evaluated the financial statements disclosures included in Note 13 to the consolidated financial statements.

/s/ HTL International, LLC

We have served as the Company’s auditor since 2023.

Houston, Texas

April 2, 2024

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

Goodwill-Shanghai Highlight Media Co., Ltd. (“Highlight Media”)

As described in Note 3 and Note 10 to the consolidated financial statements, the Company acquired Highlight Media. The goodwill arising on this acquisition amounted to $2.12 million as of December 31,2022.

Management assessed goodwill for potential impairment as of December 31 2022 by comparing the carrying amount of the cash-generating unit to which goodwill has been allocated with the recoverable amount determined by assessing the value-in-use (“VIU”) by preparing a discounted cash flow forecast. Preparing a discounted cash flow forecast involves the exercise of significant management judgement, in particular in forecasting revenue growth and operating profit and in determining an appropriate discount rate

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company has elected to perform quantitative assessment. In the quantitative assessment, the Company’s evaluation of goodwill for impairment involves the comparison of the fair value of Highlight Media to the carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge. Based on the quantitative assessment performed, if it is more likely than not that the fair value is less than its carrying amount. During the year ended December 31, 2022, no impairment charge on goodwill arising on this acquisition of Highlight Media was recognized based on the quantitative assessment performed.

We identified goodwill impairment for the Highlight Media as a critical audit matter because it is the material to the consolidated financial statements of the Company and certain significant judgments in respect of the assumption made which are inherently uncertain and could be subject to management bias made by management to estimate the fair value of the Highlight Media and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin.

Our audit procedures relating to the discount rate and forecasts of future revenue and operating margin used by management to estimate the fair value of the Highlight Media included the following, among others:

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

Singapore
March 31, 2023

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,175,518	$389,108
Accounts receivable, net	-	194,520
Other receivables, net	9,459	1,026,293
Convertible notes receivable	2,602,027	-
Prepaid and other current assets	1,290,890	-
Total current assets	9,077,894	1,609,921

EQUIPMENT, NET	12,511	502

RIGHT-OF-USE ASSETS	1,561,058	-

OTHER ASSETS
Goodwill	-	2,190,485
Intangible assets, net	3,307,949	-
Other assets	250,740	-
Total other assets	3,558,689	2,190,485
Total assets	$14,210,152	$3,800,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$127,475
Other payables and accrued liabilities	23,338	2,099
Other payable - related parties	20,833	195,732
Lease liabilities - current	358,998	-
Taxes payable	-	8,478
Total current liabilities	403,169	333,784

OTHER LIABILITIES
Lease liabilities – non-current	1,317,678	-
Deferred tax liabilities	327,822	-
Total other liabilities	1,645,500	-
Total liabilities	2,048,669	333,784

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 5,453,416 and 1,844,877(1) shares issued and outstanding as of December 31, 2023 and 2022, respectively	545	184
Additional paid-in capital	77,530,221	60,124,087
Statutory reserves	-	4,467
Accumulated deficit	(69,358,225)	(56,841,074)
Accumulated other comprehensive income	175,306	179,460
Total GD Culture Group Limited shareholders’ equity	8,347,847	3,467,124
Noncontrolling interest	3,813,636	-
Total shareholders’ equity	12,161,483	3,467,124
Total liabilities and shareholders’ equity	$14,210,152	$3,800,908

(1)	Giving retroactive effect to the 1-for-30 reverse stock split effective on November 9, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2023	2022

OPERATING EXPENSES
Selling and marketing expenses	4,682,804	-
General and administrative expenses	5,235,630	414,151
Research and development expenses	2,072,500	-
TOTAL OPERATING EXPENSES	11,990,934	414,151

LOSS FROM OPERATIONS	(11,990,934)	(414,151)

OTHER INCOME (EXPENSE)
Interest income	4,500	-
Interest expense	(81)	-
Gain from disposal of subsidiaries	100,000	-
TOTAL OTHER INCOME, NET	104,419	-

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(11,886,515)	(414,151)

PROVISION FOR INCOME TAXES	327,822	-

LOSS FROM CONTINUING OPERATIONS	(12,214,337)	(414,151)
Net loss from continuing operations attributable to noncontrolling interest	(1,825,130)	-
Net loss from continuing operations attributable to shareholders of common stock	(10,389,207)	(414,151)

Discontinued operations:
Loss from discontinued operations, net of taxes	(2,132,049)	(26,347,195)
Loss on disposal of discontinued operations, net of taxes	(362)	(4,060,609)

NET LOSS	(14,346,748)	(30,821,955)
Net loss attributable to noncontrolling interest	(1,825,130)	-
Net loss attributable to shareholders of common stock	(12,521,618)	(30,821,955)

Other comprehensive gain or loss
- Foreign currency translation adjustment	48,655	(46,397)
- Unrealized gain on available-for-sale investments, net of tax	102,027	-
OTHER COMPREHENSIVE GAIN (LOSS), net of tax	150,682	(46,397)
COMPREHENSIVE LOSS, net of tax	$(14,196,066)	$(30,868,352)
Comprehensive loss attributable to noncontrolling interest	(1,670,294)	-
Comprehensive loss attributable to shareholders of common stock	(12,525,772)	(30,868,352)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS
Basic and diluted	3,227,302	1,531,316

Loss per share from continuing operations
Basic and diluted	$(3.22)	$(0.27)
Loss per share from discontinued operations
Basic and diluted	$(0.66)	$(19.86)
Loss per share available to common stockholders
Basic and diluted	$(3.88)	$(20.13)

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the year ended December 31, 2023

	Attributable to GD Culture Group Limited Shareholders
					Additional	Accumulated Deficit		Accumulated Other	Total GD Culture Group Limited	Non	Total
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive	Shareholders’	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income	Equity	Interest	Equity
BALANCE, January 1, 2023	-	-	1,844,877	$184	$60,124,087	$4,467	$(56,841,074)	$179,460	3,467,124	$-	$3,467,124
Reclassification of statutory reserves due to disposal	-	-	-	-	-	(4,467)	4,467	-	-	-	-
Net loss	-	-	-	-	-	-	(12,521,618)	-	(12,521,618)	(1,825,130)	(14,346,748)
Issuance of common stock for cash, net of offering costs	-	-	2,590,772	259	12,515,193	-	-	-	12,515,452	-	12,515,452
Issuance of common stock for acquisition right, title, and interest in and to the certain software	-	-	187,500	19	749,981	-	-	-	750,000	-	750,000
The cancellation of the common stock	-	-	(133,333)	(13)	(947,987)	-	-	-	(948,000)	-	(948,000)
Contribution by noncontrolling interest shareholder	-	-	-	-	-	-	-	-	-	5,483,930	5,483,930
Issuance of 1,876,103 pre-funded warrants for cash, net of offering costs	-	-	-	-	5,089,043	-	-	-	5,089,043	-	5,089,043
Exercise of pre-funded warrants	-	-	963,600	96	(96)	-	-	-	-	-	-
Fair value changes of on available-for-sale investments	-	-	-	-	-	-	-	102,027	102,027	-	102,027
Foreign currency translation	-	-	-	-	-	-	-	(106,181)	(106,181)	154,836	48,655
BALANCE, December 31, 2023	-	$-	5,453,416	$545	$77,530,221	$-	$(69,358,225)	$175,306	$8,347,847	$3,813,636	$12,161,483

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the year ended December 31, 2022

					Additional	Stock	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income	Total
BALANCE, January 1, 2022	-	-	1,543,793	154	83,038,827	(25,165,728)	-	(26,019,119)	225,857	32,079,991
Net loss	-	-	-	-	-	-	-	(30,821,955)	-	(30,821,955)
Issuance of common stock for acquisition Yuan Ma	-	-	256,000	26	7,679,974	-	-	-	-	7,680,000
Issuance of common stock for acquisition Highlight Media	-	-	300,000	30	2,249,970	-	4,467	-	-	2,254,467
The cancellation of the common stock	-	-	(254,916)	(26)	(32,844,684)	-	-	-	-	(32,844,710)
Stock subscription receivable from issuance of common stock	-	-	-	-	-	25,165,728	-	-	-	25,165,728
Foreign currency translation	-	-	-	-	-	-	-	-	(46,397)	(46,397)
BALANCE, December 31, 2022	-	$-	1,844,877	$184	$60,124,087	$-	$4,467	$(56,841,074)	$179,460	$3,467,124

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,346,748)	$(30,821,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	1,679	718
Amortization of intangible assets	345,155	-
Lease expenses of right-of-use assets	106,159	-
Impairment of prepaid and other current assets	-	20,082,123
(Gain)/loss from the disposal of discontinued operations or subsidiaries	(99,638)	4,060,609
Impairment of goodwill	2,070,753	6,590,339

Change in operating assets and liabilities
Accounts receivable	97,804	(158,392)
Other receivables	(14,283)	1,540
Other receivable - related party	-	189,320
Inventories	-	(2,946)
Prepaid and other current assets	(1,291,192)	(66,823)
Other assets	(250,740)	-
Accounts payable	(127,297)	291,234
Other payables and accrued liabilities	10,457	227,636
Customer deposits	68,531	(2,116,847)
Lease liabilities	9,459	-
Taxes payable	(8,478)	(484)
Other payable - related parties	(139,927)	837,717
Deferred tax liability	327,822	-

Net cash used in operating activities	(13,240,484)	(886,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from acquisition of Highlight Media	-	215,880
Net increase (decrease) in cash from disposal of discontinued operations or subsidiaries	199,980	(12,702,666)
Purchase of intangible assets	(2,903,104)	-
Purchase of equipment	(14,190)	(6,566)
Purchase of convertible notes	(2,500,000)	-

Net cash used in investing activities	(5,217,314)	(12,493,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	12,515,452	-
Proceeds from issuance of pre-funded warrants	5,089,043	-
Contribution by noncontrolling interest shareholder	5,483,930	-

Net cash provided by financing activities	23,088,425	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	155,783	(819,659)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,786,410	(14,199,222)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	389,108	14,588,330

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,175,518	$389,108

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$1,022

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for acquisition right, title, and interest in and to the certain software	$750,000	$-
Issuance of common stock for acquisition of Yuan Ma	$-	$7,680,000
Issuance of common stock for acquisition of Highlight Media	$-	$2,250,000
The cancellation of the common stock	$948,000	$32,844,710
Exercise of pre-funded warrants	$96	$-
Fair value changes of convertible notes receivable	$102,027	$-

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

GD Culture Group Limited (“GDC” or the “Company”), formerly known as Code Chain New Continent Limited, TMSR Holding Company Limited and JM Global Holding Company, is a Nevada corporation and a holding company. The Company currently conducts its operations on virtual content production (the “Virtual Content Production”) through the Company and two subsidiaries, AI Catalysis corp. (“AI Catalysis”) and Shanghai Xianzhui Technology Co., Ltd. (“SH Xianzhui”). The Company focuses its business mainly on: 1) AI-driven digital human creation and customization; 2) Live streaming and e-commerce, and, 3) Live Streaming Interactive Game. The Company has relentlessly been focusing on serving its customers and creating value for them through the continual innovation and optimization of its products and services. Currently, the Company’s subsidiaries, Citi Profit Investment Holding Limited (“Citi Profit BVI”), Highlights Culture Holding Co., Limited (“Highlight HK”), Shanghai Highlight Entertainment Co., Ltd. (“Highlight WFOE”) are holding companies with no material operations.

SH Xianzhui was incorporated by Highlight WFOE and other two shareholders on August 10, 2023. SH Xianzhui is principally engaged in the provision of social media marketing agency service. Highlight WFOE owns 73.3333% of the total equity interest of SH Xianzhui. On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe Property Management Co., Ltd. (“Beijing Hehe”), which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in JV”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% equity interest in SH Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. On January 11, 2024, the Company issued the 400,000 shares of its common stock to Beijing Hehe and the transaction was completed. Up to the date of the financial statements were issued, the Company owns 73.3333% of the total equity interest of SH Xianzhui.

AI Catalysis is a Nevada corporation, incorporated on May 18, 2023. AI Catalysis is expected to bridge the realms of the internet, media, and artificial intelligence (“AI”) technologies. Positioned at the crossroads of traditional and streaming media, AI Catalysis plans to elevate the experience of media with AI-based interactive and smart content, aiming to transform the whole media landscape. At present, AI Catalysis primarily focused on the application of AI digital human technology with the sectors of e-commerce and entertainment to improve the interaction experiences online. AI Catalysis strives to deliver stable interactive livestreaming products to AI Catalysis’ users. AI Catalysis foresees future expansion to a variety of business sectors with AI applications in different scenarios. AI Catalysis plans to enter into the livestreaming market with a focus on e-commerce and livestreaming interactive game.

Prior to September 28, 2022, the Company also conducted business through Sichuan Wuge Network Games Co., Ltd. (“Wuge”). Makesi WFOE had a series of contractual arrangement with Wuge that established a variable interest entity (the “VIE”) structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Wuge. Accordingly, under U.S. GAAP, GDC treated Wuge as the consolidated affiliated entity and has consolidated Wuge’s financial statements prior to September 28, 2022. Wuge focused its business on research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs. On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE Agreements and to cancel the shares previously issued to the shareholders of Wuge, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

Prior to June 26, 2023, the Company had a subsidiary TMSR HK, which owns 100% equity interest in Makesi WFOE. Makesi WFOE had a series of contractual arrangement with Shanghai Yuanma Food and Beverage Management Co., Ltd. (“Yuanma”) that established a VIE structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Yuanma. Accordingly, under U.S. GAAP, GDC treated Yuanma as the consolidated affiliated entity and has consolidated Yuanma’s financial results in GDC’s financial statements prior to June 26, 2023. On June 26, 2023, GDC entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell, and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR HK. The sale of TMSR HK did not have any material impact on the Company’s consolidated financial statements.

Prior to September 26, 2023, the Company also conducted business through Shanghai Highlight Media Co., Ltd. (“Highlight Media”). Highlight WFOE had a series of contractual arrangement with Highlight Media. For accounting purposes, Highlight WFOE was the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, GDC treated Highlight Media as the consolidated affiliated entity and has consolidated Highlight Media’s financial results in GDC’s financial statements prior to September 26, 2023. Highlight Media was an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sold the interest in the VIE Agreements. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

The accompanying consolidated financial statements reflect the activities of GDC and each of the following entities:

Name	Background	Ownership
Citi Profit BVI	● A British Virgin Island company Incorporated in April 2019	100% owned by the Company
TMSR HK	● A Hong Kong company ● Incorporated in April 2019 ● Disposed on June 26, 2023	100% owned by Citi Profit BVI
Highlight HK	● A Hong Kong company ● Incorporated in November 2022	100% owned by Citi Profit BVI
Makesi WFOE	● A PRC limited liability company and deemed a wholly foreign owned enterprise (WFOE) ● Incorporated in December 2020 ● Disposed on June 26, 2023	100% owned by TMSR HK
Highlight WFOE	● A PRC limited liability company and deemed a wholly foreign owned enterprise (WFOE) ● Incorporated in January 2023	100% owned by Highlight HK
Yuanma	● A PRC limited liability company ● Acquired on June 21, 2022 ● Disposed on June 26, 2023	VIE of Makesi WFOE
Wuge	● A PRC limited liability company ● Acquired on January 3, 2023 ● Disposed on September 28, 2022	VIE of Makesi WFOE
Highlight Media	● A PRC limited liability company ● Acquired on September 16, 2022 ● Disposed on September 26, 2023	VIE of Highlight WFOE
AI Catalysis	● A Nevada company ● Incorporated in May 2023	100% owned by the Company
SH Xianzhui	● A PRC limited liability company ● Incorporated in August 2023	73.3333% owned by Highlight WFOE

Contractual Arrangements

Wuge, Yuanma and Highlight Media were controlled through contractual agreements in lieu of direct equity ownership by the Company or any of its subsidiaries. Such contractual arrangements consist of a series of five agreements, consulting services agreement, equity pledge agreement, call option agreement, voting rights proxy agreement, and operating agreement (collectively the “Contractual Arrangements”).

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

On September 28, 2022, Makesi WFOE terminated the VIE agreements with Wuge and the shareholders of Wuge.

Material terms of each of the VIE agreements with Yuanma are described below. The Company disposed TMSR HK, Makesi WFOE and Yuanma on June 26, 2023.

Technical Consultation and Services Agreement.

Pursuant to the technical consultation and services agreement between Makesi WFOE and Yuanma dated June 21, 2022, Makesi WFOE has the exclusive right to provide consultation services to Yuanma relating to Yuanma’s business, including but not limited to business consultation services, human resources development, and business development. Makesi WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Makesi WFOE has the right to determine the service fees based on Yuanma’s actual operation on a quarterly basis. This agreement will be effective for 20 years and can be extended by Makesi WFOE unilaterally by prior written notice to the other parties. Makesi WFOE may terminate this agreement at any time by giving a 30 days’ prior written notice to Yuanma. If any party breaches the agreement and fails to cure within 30 days from the written notice from the non-breach party, the non-breach party may (i) terminate the agreement and request the breaching party to compensate the non-breaching party’s loss or (ii) request special performance by the breaching party and the breaching party to compensate the non-breaching party’s loss.

Equity Pledge Agreement.

Under the equity pledge agreement among Makesi WFOE, Yuanma and Yuanma Shareholders dated June 21, 2022, Yuanma Shareholders pledged all of their equity interests in Yuanma to Makesi WFOE to guarantee Yuanma’s performance of relevant obligations and indebtedness under the technical consultation and services agreement. In addition, Yuanma Shareholders will complete the registration of the equity pledge under the agreement with the competent local authority. If Yuanma breaches its obligation under the technical consultation and services agreement, Makesi WFOE, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. This pledge will remain effective until all the guaranteed obligations are performed or the Yuanma Shareholders cease to be shareholders of Yuanma.

Equity Option Agreement.

Under the equity option agreement among Makesi WFOE, Yuanma and Yuanma Shareholders dated June 21, 2022, each of Yuanma Shareholders irrevocably granted to Makesi WFOE or its designee an option to purchase at any time, to the extent permitted under PRC law, all or a portion of his equity interests in Yuanma. Also, Makesi WFOE or its designee has the right to acquire any and all of its assets of Yuanma. Without Makesi WFOE’s prior written consent, Yuanma’s shareholders cannot transfer their equity interests in Yuanma and Yuanma cannot transfer its assets. The acquisition price for the shares or assets will be the minimum amount of consideration permitted under the PRC law at the time of the exercise of the option. This pledge will remain effective until all options have been exercised.

Voting Rights Proxy and Financial Support Agreement.

Under the voting rights proxy and financial support agreement among Makesi WFOE, Yuanma and Yuanma Shareholders dated June 21, 2022, each Yuanma Shareholder irrevocably appointed Makesi WFOE as its attorney-in-fact to exercise on such shareholder’s behalf any and all rights that such shareholder has in respect of his equity interests in Yuanma, including but not limited to the power to vote on its behalf on all matters of Yuanma requiring shareholder approval in accordance with the articles of association of Yuanma. The proxy agreement is for a term of 20 years and can be extended by Makesi WFOE unilaterally by prior written notice to the other parties.

On June 26, 2023, the Company sold all the issued and outstanding equity interest in TMSR HK.

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

On September 26, 2023, Highlight WFOE terminated the VIE agreements with Highlight Media and the shareholders of Highlight Media.

As of the date of this report, the Company primary operations are focused on the live streaming market with focus on e-commerce and live streaming interactive game in the United States through its subsidiaries AI Catalysis and SH Xianzhui. All Wuge digital door signs business and Highlight Media enterprise brand management service have been disposed.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of intangible assets and equipment, impairment of long-lived assets, collectability of receivables, fair value of convertible notes, discount rate used to measure present value of lease liabilities and valuation allowance for deferred tax assets. Actual results could differ from these estimates.

Foreign Currency Translation and Transactions

The reporting currency of the Company is the U.S. dollar. The PRC subsidiaries of the Company conduct its businesses in the local currency, Renminbi (RMB), as its functional currency. Assets and liabilities are translated at the unified exchange rate as quoted set forth in the H.10 statistical release of the Federal Reserve Board at the end of the period. The statement of operations accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income amounted to $73,279 and $179,460 as of December 31, 2023 and 2022, respectively. The balance sheets amounts, with the exception of shareholders’ equity at December 31, 2023 and 2022 were translated at 7.10 RMB and 6.38 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to statements of operations accounts for the years ended December 31, 2023 and 2022 were 7.08 RMB and 6.73 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits placed with commercial banks or other financial institutions and highly liquid investments that are readily convertible to known amounts of cash and with original maturities from the date of purchase of three months or less. All cash and cash equivalents are unrestricted as to withdrawal and use.

Prepaid and other current assets

Prepaid and other current assets are advances paid to outside vendors for future inventory or services purchases. The Company has legally binding contracts with its vendors, which require any outstanding prepayments to be returned to the Company when the contract ends.

Convertible Notes Receivable

The Company evaluated the terms of the DigiTrax Convertible Notes and the Liquid Convertible Notes (as defined in Note 13) according to ASC 320 “Investments — Debt Securities” and concluded that the convertible notes should be classified as an available-for-sale security and measured at fair value. To evaluate the fair value of the available-for-sale security, the Company used the valuation methodology of income approach, which is determined by the future cash flow forecast. The fair value changes of the convertible notes receivable were recorded as other comprehensive income.

Equipment

Equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method after consideration of the estimated useful lives of the assets and estimated residual value. The estimated useful lives and residual value are as follows:

	Useful Life	Estimated Residual Value
Office equipment and furnishing	5 years	5%

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of operations and comprehensive loss. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Intangible Assets

Intangible assets represent software that are stated at cost, less accumulated amortization. Research and development costs associated with internally developed patents are expensed when incurred. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets. The software has finite useful lives and is amortized using a straight-line method that reflects the estimated pattern in which the economic benefits of the intangible asset are to be consumed. The Company amortizes the cost of software, over their useful life using the straight-line method. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances revised estimates of useful lives. The estimated useful life is as follows:

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

The Company recognizes lease liabilities and corresponding right-of-use assets on the balance sheet for leases. Operating lease right- of-use assets (the “ROU”) are disclosed as non-current assets in the Company’s consolidated balance sheets. Current maturities of operating lease liabilities are classified as operating lease liabilities - current, and operating lease liabilities that will be due in more than one year are disclosed as non-current liabilities on the consolidated balance sheets. Operating lease right-of-use assets and operating lease liabilities are initially recognized based on the present value of future lease payments at lease commencement. The operating lease right-of-use asset also includes any lease payments made prior to lease commencement and the initial direct costs incurred by the lessee and is recorded net of any lease incentives received. As the interest rates implicit in most of the leases are not readily determinable, the Company uses the incremental borrowing rates based on the information available at lease commencement to determine the present value of the future lease payments. Operating lease expenses are recognized on a straight-line basis over the term of the lease.

Most leases have initial terms ranging from 1 to 5.5 years. The Company’s lease agreements did not include non-lease components. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any significant residual value guarantees or restricted covenants.

The Company evaluates the carrying value of ROU assets if there are indicators of impairment and reviews the recoverability of the related asset group.

The Company reassesses of a contract is or contains a leasing arrangement and re-measures ROU assets and liabilities upon modification of the contract. The Company will derecognize ROU assets and liabilities, with difference recognized in the income statement on the contract termination.

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. In accordance with ASC 350 Intangibles—Goodwill and Other, the Company may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors such as macroeconomic conditions, industry and market considerations, overall financial performance of the reporting unit, and other specific information related to the operations, business plans and strategies of the reporting unit, including consideration of the impact of the COVID-19 pandemic. Based on the qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the quantitative impairment test is performed. The Company may also bypass the qualitative assessment and proceed directly to perform the quantitative impairment test. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized as impairment. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, allocation of assets, liabilities and goodwill to reporting units, and determination of the fair value of each reporting unit.

Impairment for Long-lived Assets

Long-lived assets, including equipment, intangible assets and ROU assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable individually or as a group at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other assets and liabilities. The Company assesses the recoverability of the assets (or group of assets) based on the undiscounted future cash flows the assets (or group of assets) are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset (or group of assets) plus net proceeds expected from disposition of the asset (or group of assets), if any, are less than the carrying value of the asset (or group of assets). If an impairment is identified, the Company would reduce the carrying amount of the asset (or group of assets) to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. The carrying amount of the asset (or the long-lived assets in the asset group on a pro rata basis using the relative carrying amounts) is reduced to the extent not lower than the fair value of the asset. The adjusted carrying amounts after an impairment charge represent the new cost basis and is depreciated over their remaining useful lives.

Fair value measurement

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, other payables and accrued liabilities to approximate their fair values because of their short term nature.

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

As of December 31, 2023 and 2022, the carrying values of cash, accounts receivable, other receivables, accounts payable, other payables and accrued liabilities approximate their fair values due to the short-term nature of the instruments. Fair value of convertible notes receivable has been discussed in Note 21.

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

The core principle underlying the revenue recognition ASC 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are primarily recognized at a point in time.

The ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASC 606 under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition except its retainage revenues.

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

The Company did not have any revenue streams from continuing operations for the years ended December 31, 2023 and 2022.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the years ended December 31, 2023 and 2022. As of December 31, 2023, the Company’s PRC tax returns filed for 2023 remain subject to examination by any applicable tax authorities.

Interest

Interest income is mainly generated from bank deposits and other interest earning financial assets and is recognized on an accrual basis using the effective interest method.

Net Loss per Common Stock

Basic loss per share is computed by dividing loss available to common stockholders of the Company by the weighted average common stocks outstanding during the period. Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common stocks were exercised and converted into common stocks.

In May 2023 and November 2023 in connection with the placement agency agreements (see Note 17), the Company issued and sold pre-funded warrants exercisable for an aggregate of 844,351 and 1,876,103 shares of common stock, at the exercise price of $8.35 and $3.019 per share, of which $8.349 and $3.018 was pre-funded and paid to the Company upon issuance of the pre-funded warrants, respectively. The remaining exercise price of the pre-funded warrants is $0.001 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. On November 1, 2023, in connection with the Warrant Exchange Agreements (see Note 17), the holders of May 2023 Unregistered Warrants (as defined in Note 17) surrendered the May 2023 Unregistered Warrants, and the Company cancelled the May 2023 Unregistered Warrants and issued to these holders pre-funded warrants to purchase up to 577,260 shares of the Company’s common stock with no consideration.

For the year ended December 31, 2023, 1,807,951 pre-funded warrants representing 1,807,951 shares of the Company’s common stock were exercised for no consideration. The remaining pre-funded warrants are immediately exercisable after issuance and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.001 per share, 1,489,763 in common stocks underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share as of December 31, 2023.

8,134,043 and 9,079,348 of outstanding warrants (excluding the Pre-funded Warrants and Exchange Warrants) which are equivalent to convertible of 3,904,879 and 4,539,674 common stocks were excluded from the diluted loss per share calculation due to its antidilutive effect for the years ended December 31, 2023 and 2022, respectively. Nil and 824,000 of outstanding options were excluded from the diluted loss per share calculation due to its antidilutive effect for the years ended December 31, 2023 and 2022.

Comprehensive Loss

Comprehensive loss is defined as the changes in equity of the Company during a year from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive income of the Company includes the foreign currency translation adjustments and unrealized gains or loss on available-for-sale investments.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net loss or and financial position.

Recently Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The new amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the consolidated financial statements. The Company adopted ASU 2021-08 since January 1, 2024.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for fiscal years beginning after 15 December 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the consolidated financial statements. The Company adopted ASU 2022-03 since January 1, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

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

The Company’s acquisition of Highlight Media was accounted for as a business combination in accordance with ASC 805 Business Combinations. The Company has allocated the purchase price of Highlight Media based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, equipment, and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expenses.

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

On June 26, 2023, GDC entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR HK, which hold 100% of the equity interests in Makesi WFOE. The purchase price for the transaction contemplated by the Agreement was $100,000. The sale of TMSR HK included the sale of Makesi WFOE and Yuanma, which has any material impact on the Company’s consolidated financial statements.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Highlight WFOE is deemed to have a controlling financial interest and be the primary beneficiary of Highlight Media and Makesi WFOE is deemed to have a controlling financial interest and be the primary beneficiary of Wuge and Yuanma because Highlight WFOE and Makesi WFOE have both of the following characteristics:

(1)	The power to direct activities at Highlight Media, Wuge and Yuanma that most significantly impact such entity’s economic performance, and

(2)	The obligation to absorb losses of, and the right to receive benefits from Highlight Media, Wuge and Yuanma that could potentially be significant to such entity.

Accordingly, the accounts of Highlight Media, Wuge and Yuanma are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, Wuge’s financial positions and results of operations are included in the Company’s consolidated financial statements prior to September 28, 2022, Yuanma’s financial positions and results of operations are included in the Company’s consolidated financial statements prior to June 26, 2023 and Highlight Media’s financial positions and results of operations are included in the Company’s consolidated financial statements prior to September 26, 2023.

As of December 31, 2023, the Company did not have any VIE operations. The operations results from VIE operations for the years ended December 31, 2023 and 2022 have been reflected in discontinued operations as disclosed in Note 20.

Note 5 – Cash and Cash Equivalents

Cash at banks represents cash balances maintained at commercial banks. As of December 31, 2023 and 2022, the Company did not have any cash equivalents. The Company maintains bank accounts in the United States and institutions in PRC.

	December 31,	December 31,
	2023	2022
Cash at Banks	$5,175,518	$389,108

Note 6 – Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of December 31, 2023:

December 31,
2023
Prepayments of digital human services	$797,500
Prepayments of live streaming services	487,587
Other prepayments	5,803
Total Prepaid and other current assets	$1,290,890

Note 7 – Accounts Receivable

Accounts receivable consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Accounts receivable	$-	$197,640
Less: allowance for doubtful accounts	-	(3,120)
Total accounts receivable, net	$-	$194,520

Movement of the allowance for doubtful accounts is as follows:

	December 31, 2023	December 31, 2022
Beginning balance	$3,120	$-
Addition	-	3,120
Disposal of Highlight Media	(3,120)	-
Ending balance	$-	$3,120

Note 8 – Other Receivables

Other receivables as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Receivable from disposal of Wuge	$-	$948,000
Others	9,459	78,293
Total other receivables, net	$9,459	$1,026,293

The balance of $948,000 on December 31, 2022 is the consideration required to be received upon disposal of Wuge. It was settled on March 9, 2023 by cancellation of 133,333 shares of the Company’s common stock, after giving effect to the reverse stock split which became effective on November 9, 2022, that were previously issued to Wuge shareholders.

Note 9 – Equipment, net

Equipment, net consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Office equipment and furniture	$14,190	$10,039
Less: accumulated depreciation	(1,679)	(9,537)
Total	$12,511	$502

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $1,679 and $718, respectively.

Note 10 – Intangible Assets, net

Intangible assets consisted of the following as of December 31, 2023:

December 31, 2023
Software	$3,653,104
Subtotal	3,653,104
Less: accumulated amortization	(345,155)
Total	$3,307,949

The Company’s intangible assets include a software of $750,000 purchased from a third party by issuance of 180,000 of the Company’s common stock (as disclosed in Note 17) and software of $2,903,104 purchased by the Company in cash. The Company amortizes its software over their estimated useful lives and reviews these assets for impairment.

Amortization expense for the year ended December 31, 2023 was $345,155.

Note 11 – Goodwill

In connection with the disposal of Highlight Media and Wuge, the goodwill recognized from acquisition of Highlight Media and Wuge were impaired in full. The changes in the carrying amount of goodwill by business units for the years ended December 31, 2023 and 2022 were as follows:

	Highlight Media	Wuge	Total
Balance as of December 31, 2021	$-	$6,590,339	$6,590,339
Goodwill acquired through acquisition	2,190,485	-	2,190,485
Goodwill impairments	-	(6,590,339)	(6,590,339)
Balance as of December 31, 2022	$2,190,485	$-	$2,190,485
Goodwill impairments	(2,190,485)	-	(2,190,485)
Balance as of December 31, 2023	$-	$-	$-

Note 12 – Related Party Transactions

Other payable – related parties:

Name of related party	Relationship	Nature	December 31, 2023	December 31, 2022
Shanghai Highlight Asset Management Co. LTD(1)	A company in which the then shareholder hold shares	Advances	$-	$195,732
Zihao Zhao	Chief Finance Officer	Accrued compensations	20,833	-
Total			$20,833	$195,732

(1)	In connection with the disposal of Highlight Media on September 26, 2023, the balance of other payable -related parties as of December 31, 2022 was settled as well.

For the years ended December 31, 2023 and 2022, the Company recorded compensation expenses to its officers amounted to $120,833 and nil, for their services provided to the Company.

Note 13 – Convertible Notes Receivable

The Company’s convertible notes receivable consisted of the following as of December 31, 2023:

December 31, 2023
Convertible notes receivable	$2,602,027
Total	$2,602,027

On June 1, 2023 and August 17, 2023, the Company purchased two convertible notes issued by DigiTrax Entertainment Inc. (the “DigiTrax”) for an aggregated of $1,000,000 (the “DigiTrax Convertible Notes”). Each DigiTrax Convertible Note will be due on one year after the original issuance (the “DigiTrax Convertible Note Maturity Date”). The Company has the right to receive interest on the aggregate unconverted and then outstanding principal amount of these notes at the rate of 10% per annum. Accrued and unpaid interest will be due and payable on conversion, repayment, redemption, maturity or default. At any time (after six months) after the issuance until the notes are no longer outstanding, the notes shall be convertible, in whole or part, into shares of common stock of DigiTrax at a price of $1.4 per share. In the event DigiTrax consummates a public offering of any capital stock and is able to receive gross proceeds of at least $10,000,000 (“Qualified Offering”) prior to the DigiTrax Convertible Note Maturity Date and there’s no event of default, all then outstanding principal and accrued but unpaid interest under the DigiTrax Convertible Notes should convert into the number of fully paid and nonassessable shares of DigiTrax common stock based on the lesser of (i) $1.4 per share, or (ii) seventy percent (70%) of the price per share of DigiTrax common stock that is subject to the Qualified Offering.

On June 2, 2023 and August 17, 2023, the Company purchased two convertible notes issued by Liquid Marketplace Corp. (the “Liquid”) for an aggregated of $1,500,000 (the “Liquid Convertible Notes”). Each Liquid Convertible Note will be due on one year after the original issuance (the “Liquid Convertible Note Maturity Date”). The Company has the right to receive interest on the aggregate unconverted and then outstanding principal amount of these notes at the rate of 8% per annum. Accrued and unpaid interest will be due and payable on conversion, repayment, redemption, maturity or default. At any time after the issuance until the notes are no longer outstanding, the notes shall be convertible, in whole or part, into shares of common stock of Liquid at a price of $0.25 per share. In the event Liquid consummates a public offering of any capital stock and is able to receive gross proceeds of at least $10,000,000 (“Qualified Offering”) prior to the Liquid Convertible Note Maturity Date and there’s no event of default, all then outstanding principal and accrued but unpaid interest under the Liquid Convertible Notes should convert into the number of fully paid and nonassessable shares of Liquid common stock based on the lesser of (i) $0.25 per share, or (ii) seventy percent (70%) of the price per share of Liquid common stock that is subject to the Qualified Offering.

The Company evaluated the terms of the DigiTrax Convertible Notes and the Liquid Convertible Notes according to ASC 320 and concluded that these notes should be classified as an available-for-sale security and measured at fair value.

For the year ended December 31, 2023, the Company recorded unrealized gains on the fair value changes of these notes amounted to $102,027 in other comprehensive income in relation to above convertible notes in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2023, the outstanding balance of the convertible notes were $2,602,027.

Note 14 – Leases

Leases are classified as operating leases or finance leases in accordance with ASC 842 Leases. The Company’s operating leases mainly related to the rights to use building and office facilities. For leases with terms greater than 12 months, the Company records the related asset and liability at the present value of lease payments over the term. Certain leases include rental escalation clauses, renewal options and/or termination options, which are factored into the Company’s determination of lease payments when appropriate.

	December 31, 2023	December 31, 2022
Weighted average remaining lease term:
Operating lease	4.81 years	N/A

Weighted average discount rate:
Operating lease	7.56%	N/A

The balances for the operating leases where the Group is the lessee are presented as follows within the consolidated balance sheets:

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets, net
Operating lease	$1,561,058	$-

Lease liabilities
Current portion of operating lease liabilities	358,998	-
Non-current portion of operating lease liabilities	1,317,678	-
	$1,676,676	$-

Future lease payments under operating leases as of December 31, 2023 were as follows:

Operating Leases

FY2024	$412,267
FY2025	386,829
FY2026	394,566
FY2027	402,457
FY2028	410,506
Total lease payments	$2,006,625
Less: imputed interest	329,949
Present value of lease liabilities (1)	$1,676,676

(1)	Present value of future operating lease payments consisted of current portion of operating lease liabilities and non-current portion of operating lease liabilities, amounting to $358,998 and $1,317,678, respectively, for the year ended December 31, 2023.

Note 15 – Taxes

Income tax

United States

GDC was organized in the state of Delaware in April 2015. As of December 31, 2023 and 2022, GDC’s net operating loss carry forward for United States income taxes was approximately $6.3 million and $4.6 million, respectively. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2039. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. The Company determined that there is no impact of GILTI for the years ended December 31, 2023 and 2022, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

British Virgin Islands

Citi Profit BVI is incorporated in the British Virgin Islands and are not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

TMSR HK and Highlight HK are incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. TMSR and Highlight HK are subject to Hong Kong profit tax at a rate of 8.25% for assessable profits on the first HK$2 million and 16.5% for any assessable profits in excess of HK$2 million for the years ended December 31, 2023 and 2022. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, TMSR HK is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

PRC

Makesi WFOE, Highlight WFOE, Highlight Media, Yuanma and SH Xianzhui are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

The current and deferred components of income tax expenses from continuing operations appearing in the consolidated statements of comprehensive loss are as follows:

	December 31,	December 31,
	2023	2022
Current tax	$-	$-
Deferred tax	327,822	-
Total	$327,822	$-

The principal components of the Company’s deferred income tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Net operating losses carried forward	$6,295,697	$4,574,581
Lease liability	352,102	-
Valuation allowance	(6,647,799)	(4,574,581)
Deferred tax assets, net	$-	$-
Deferred tax liabilities
Right - Of - Use assets	$327,822	$-
Deferred tax liabilities, net	$327,822	$-

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

Taxes payable consisted of the following:

	December 31, 2023	December 31, 2022
VAT taxes payable	$-	$8,478

Total	$-	$8,478

Note 16 – Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2023 and 2022, the Company had $4,458,402 and nil in excess of the FDIC insured limit, respectively.

As of December 31, 2023 and 2022, $211,222 and $215,880 were deposited with various financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Note 17 – Equity

Statutory Reserves and Restricted Net Assets

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to make appropriations to certain statutory reserves, namely a general reserve fund, an enterprise expansion fund, a staff welfare fund and a bonus fund, all of which are appropriated from net profit as reported in its PRC statutory accounts. A foreign invested enterprise is required to allocate at least 10% of its annual after-tax profits to a general reserve fund until such fund has reached 50% of its respective registered capital. Appropriations to the enterprise expansion fund and staff welfare and bonus funds are at the discretion of the board of directors for the foreign invested enterprises. For other subsidiaries incorporated in the PRC, the general reserve fund was appropriated based on 10% of net profits as reported in each subsidiary’s PRC statutory accounts. General reserve and statutory surplus funds are restricted to set-off against losses, expansion of production and operation and increasing registered capital of the respective company. Staff welfare and bonus fund and statutory public welfare funds are restricted to capital expenditures for the collective welfare of employees. The reserves are not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor are they allowed for distribution except under liquidation. As of December 31, 2023 and 2022, the PRC statutory reserve funds amounted to nil and $4,467, respectively.

In addition, under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer their net assets to the Company in the form of dividend payments, loans or advances. Amounts of net assets restricted include paid up capital and statutory reserve funds of the Company’s PRC totaling $1,083,267 and $492,315 as of December 31, 2023 and 2022, respectively.

Furthermore, cash transfers from the Company’s PRC subsidiaries to the Company’s subsidiaries outside of the PRC are subject to the PRC government control of currency conversion. Shortages in the availability of foreign currency may restrict the ability of the Company’s PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to the Company, or otherwise satisfy their foreign currency denominated obligations.

Common Stock

On April 14, 2022, the Company entered into a Share Purchase Agreement (the “April 2022 SPA”) with Yuan Ma, and Yuanma Shareholders. Yuanma Shareholders are Wei Xu, the then Chief Executive Officer and Chairman of the Board of the Company, and Jiangsu Lingkong Network Joint Stock Co., Ltd., which was controlled by Wei Xu. Pursuant to the April 2022 SPA, the Company agreed to issue an aggregate of 7,680,000 shares of common stock of the Company, valued at $1.00 per share, to the Yuanma Shareholders, in exchange for Yuanma Shareholders’ agreement to enter into and to cause Yuan Ma to enter into VIE Agreements with Makesi WFOE, the Company’s indirectly owned subsidiary, to establish a VIE structure (the “Yuan Ma Acquisition”). On June 13, 2022, the Company held a special meeting of stockholders and approved the issuance of the 7,680,000 shares of common stock to Wei Xu. On June 21, 2022, pursuant to the April 2022 SPA, Makesi WFOE entered into a series of VIE Agreements with Yuan Ma and Yuanma Shareholders, and the 7,680,000 shares of common stock were issued to Wei Xu and the transaction contemplated in the April 2022 SPA was completed.

On September 16, 2022, the Company entered into a Share Purchase Agreement (the “September 2022 SPA”) with Highlight Media, and all the shareholders of Highlight Media (“Highlight Media Shareholders”).

Pursuant to the September 2022 SPA, the Company agreed to issue an aggregate of 9,000,000 shares of common stock of the Company, valued at $0.25 per share, to the Highlight Media Shareholders, in exchange for Highlight Media’s and Highlight Media Shareholders’ agreement to enter into the VIE Agreements with Makesi WFOE, to establish a VIE (variable interest entity) structure (the “Highlight Media Acquisition”). On September 29, 2022. the common stock of the Company were issued to the Highlight Media Shareholders. The Highlight Media Acquisition was completed.

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

On May 1, 2023, the Company entered into a placement agency agreement (the “May 2023 Placement Agency Agreement”), with Univest Securities, LLC (the “Placement Agent” or “Univest”), pursuant to which, the Placement Agent agrees to use its reasonable best efforts to sell the Company’s common stock in a registered direct offering (the “May 2023 RD Offering”), and a concurrent private placement (the “May 2023 PIPE Offering”, together with the RD Offering, collectively the “May 2023 Offering”). The Placement Agent has no obligation to buy any of the securities from the Company or to arrange for the purchase or sale of any specific number or dollar amount of securities.

On May 4, 2023, the Company sold an aggregate of 310,168 shares of common stock of the Company, par value $0.0001 per share, and pre-funded warrants to purchase up to an aggregate of 844,351 shares of common stock are sold to certain purchasers (the “May 2023 Offering Purchasers”), pursuant to a securities purchase agreement, dated May 1, 2023, as amended on May 16, 2023 (the “May 2023 Securities Purchase Agreement”). The purchase price of each share of common stock is $8.35. The purchase price of each pre-funded warrant is $8.349, which equals the price per share of common stock being sold to the public in this offering, minus $0.001. The pre-funded warrants to purchase up to an aggregate of 844,351 shares of common stock were exercised in full in May 2023.

In connection with the May 2023 Offering, the Company paid Univest a total cash fee equal to 7.0% of the aggregate gross proceeds received in the offering. The net proceeds from the May 2023 Offering, after deducting Placement Agent discounts and commissions and estimated offering expenses payable by the Company, are approximately $8.5 million (assuming the warrants are not exercised). The Company used the net proceeds from the Offering for working capital and general corporate purposes.

On June 22, 2023, the Company entered into a software purchase agreement with Northeast Management LLC, a seller unaffiliated with the Company. Pursuant to the agreement, the Company agreed to purchase, and the seller agreed to sell all of seller’s right, title, and interest in and to the certain software. The purchase price of the software shall be $750,000, payable in the form of issuance of 187,500 shares of common stock of the Company, valued at $4.00 per share. The Company plans to use the software to develop video games. On June 26, 2023, the Company issued the shares to the seller’s designees and the transaction was completed.

On November 1, 2023, the Company entered into a placement agency agreement (the “November 2023 Placement Agency Agreement”), with Univest, pursuant to which, Univest agrees to use its reasonable best efforts to sell the Company’s common stock in a registered direct offering and a concurrent private placement (the “November 2023 Offering”). Univest has no obligation to buy any of the securities from the Company or to arrange for the purchase or sale of any specific number or dollar amount of securities.

Pursuant to the November 2023 Offering, (i) an aggregate of 1,436,253 shares of common stock of the Company, par value $0.0001 per share, (ii) pre-funded warrants to purchase up to an aggregate of 1,876,103 shares of common stock (the “November 2023 Pre-Funded Warrants”, and the common stock underlying such warrants, the “November 2023 Pre-Funded Warrant Shares”), and (iii) registered warrants to purchase up to an aggregate of 3,312,356 shares of common stock (the “November 2023 Registered Warrants”, and the common stock underlying such warrants, the “November 2023 Registered Warrant Shares”) are sold to certain purchasers (the “November 2023 Offering Purchasers”), pursuant to a securities purchase agreement, dated October 31, 2023 (the “October 2023 Securities Purchase Agreement”). The purchase price of each common stock is $3.019. The purchase price of each November 2023 Pre-funded Warrant is $3.018, which equals the price per common stock being sold in the November 2023 Offering, minus $0.001. The November 2023 Pre-funded Warrants will be exercisable immediately after issuance and will expire five (5) years from the date of issuance. The November 2023 Registered Warrants will be exercisable immediately and will expire five (5) years from the date of issuance.

The total proceeds from the November 2023 Offering was approximately $10.0 million. Offering costs of approximately $1.0 million, consisting of approximately $0.7 million underwriting commissions and $0.3 million other professional fees, were charged into additional paid-in capital. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

In November and December 2023, holders of 963,600 of the November 2023 Pre-Funded Warrants exercised their option to purchase 963,600 shares of the Company’s common stock, leaving 912,503 of November 2023 Pre-Funded Warrants are still outstanding.

The May 2023 Offering and the November 2023 Offering were being made pursuant to a shelf registration statement (No. 333-254366) on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2021, and related prospectus supplement.

As of December 31, 2023 and 2022, the total outstanding shares of the Company’s common stock was 5,453,416 and 1,844,877, respectively.

Warrants and Options

On July 29, 2015, the Company sold 10,000,000 units at a purchase price of $5.00 per unit (“Public Units”) in its initial public offering (the “IPO”). Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant (the “Public Warrants”). Each Public Warrants entitled the holder to purchase one-half of one share of common stock at an exercise price of $2.88 per half share ($5.75 per whole share). Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants became exercisable on 30 days after the consummation of its initial Business Combination with China Sunlong on February 6, 2018. The Public Warrants expired on February 5, 2023.

The sponsor of the Company purchased, simultaneously with the closing of the IPO on July 29, 2015, 500,000 units (“Private Units”) at $5.00 per unit in a private placement for an aggregate price of $2,500,000. Each Private Unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant (the “Private Warrants”). Each Private Unit purchased is substantially identical to the units sold in the IPO. Therefore, the 500,000 Private Warrants included in the Private Units became exercisable on February 6, 2018 and expired on February 5, 2023.

The Company sold to the underwriter (and/or its designees), for $100, as additional compensation, an option (“the Option”) to purchase up to a total of 800,000 units exercisable at $5.00 per unit (or an aggregate exercise price of $4,000,000) upon the closing of the IPO. The Option became exercisable until closing the initial Business Combination on February 6, 2018 and expired on February 5, 2023.

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

On February 18, 2021, the Company entered into a securities purchase agreement (the “February 2021 Securities Purchase Agreement”) with certain purchasers, pursuant to which, on February 22, 2021, the Company sold (i) 138,889 shares of common stock, (ii) registered warrants (the “February 2021 Registered Warrants”) to purchase an aggregate of up to 54,646 shares of common stock and (iii) unregistered warrants (the “February 2021 Unregistered Warrants”) to purchase up to 84,244 shares (the “Warrant Shares”) of common stock in a registered direct offering (the “February 2021 Registered Direct Offering”) and a concurrent private placement (the “February 2021 Private Placement,” and together with the February 2021 Registered Direct Offering, the “February 2021 Offering”). The terms of the February 2021 Offering were previously reported in a Form 8-K filed with the SEC on February 18, 2021 and the closing of the Offering was reported in a Form 8-K filed with the Commission on February 22, 2021.

The February 2021 Registered Warrants have a term of five years and are exercisable immediately at an exercise price of $201.60 per share, subject to adjustments thereunder, including a reduction in the exercise price, in the event of a subsequent offering at a price less than the then current exercise price, to the same price as the price in such offering (a “Price Protection Adjustment”).

The February 2021 Unregistered Warrants have a term of five and one-half years and are first exercisable on the date that is the earlier of (i) six months after the date of issuance or (ii) the date on which the Company obtains stockholder approval approving the sale of the securities sold under the February 2021 Securities Purchase Agreement, to purchase an aggregate of up to 84,244 shares of common stock. The February 2021 Unregistered Warrants have an exercise price of $201.60 per share, subject to adjustments thereunder, including (x) a Price Protection Adjustment and (y) in the event the exercise price is more than $183.00, a reduction of the exercise price to $183.00, upon obtaining such stockholder approval.

The Company paid the Placement Agent a cash fee of $2,310,000, including $2,000,000 in commission which was equal to eight percent (8.0%) of the aggregate gross proceeds raised in February 2021 Offering, $250,000 in non-accountable expense which was equal to one percent (1%) of the aggregate gross proceeds raised in the February 2021 Offering, and $60,000 in accountable expenses. Additionally, the Company issued to the Placement Agent warrants to purchase up to 6,945 shares of common stock (the “February 2021 Placement Agent Warrants”), with a term of five years first exercisable six months after the date of issuance and at an exercise price of $180.00 per share.

Pursuant to the February 2021 Securities Purchase Agreement, the Company is required to hold a meeting of our stockholders not later than April 29, 2021 to seek such approval as may be required from our stockholders (the “Stockholder Approval”), in accordance with applicable law, the applicable rules and regulations of the Nasdaq Stock Market, our certificate of incorporation and bylaws and the Nevada Revised Statutes with respect to the issuance of the securities in the Offering, including the Warrants sold in the Private Placement, so that the issuance by us of shares of common stock in excess of the 231,802 shares (19.99% of the shares of common stock outstanding as of February 17, 2021, the date prior to entering into the February 2021 Securities Purchase Agreement) in the aggregate (the “Issuable Maximum”), will be in compliance with Nasdaq Listing Rules 5635(a) and 5635(d) as described herein, and investors in the Offering will be able to exercise the Warrants prior to six months after the closing of the Offering.

On April 29, 2021, the Company held a special meeting of stockholders and approved the issuance of shares of common stock in excess of the 231,802 shares. The exercise price of the Unregistered Warrants was reduced to $183.00.

On May 1, 2023, pursuant to the May 2023 Placement Agency Agreement as described above, Pre-Funded warrants to purchase up to an aggregate of 844,351 shares of common stock are sold to May 2023 Offering Purchasers. The purchase price of each Pre-funded Warrant is $8.349. In connection with the Pre-Funded Warrant Shares, “Pre-funded” refers to the fact that the purchase price of the warrants in the offering includes almost the entire exercise price that will be paid under the Pre-funded Warrants, except for a nominal remaining exercise price of $0.001. The purpose of the Pre-funded Warrants is to enable Purchasers that may have restrictions on their ability to beneficially own more than 4.99% (or, upon election of the holder, 9.99%) of the Company’s outstanding common stock following the consummation of the offering the opportunity to make an investment in the Company without triggering their ownership restrictions, by receiving Pre-funded Warrants in lieu of the Company’s common stock which would result in such ownership of more than 4.99% (or 9.99%), and receive the ability to exercise their option to purchase the shares underlying the Pre-funded Warrants at such nominal price at a later date. In the RD Offering, each Pre-funded Warrant is exercisable for one share of our common stock, with an exercise price equal to $0.001 per share, at any time that the Pre-funded Warrant is outstanding. The Pre-funded Warrants will be exercisable immediately after issuance and will expire five (5) years from the date of issuance. The holder of a Pre-funded Warrant will not be deemed a holder of our underlying common stock until the Pre-funded Warrant is exercised.

In connection with the May 2023 Offering, unregistered warrants to purchase up to 1,154,519 shares of common stock (the “May 2023 Unregistered Warrants”) are also sold to the May 2023 Offering Purchasers. The May 2023 Unregistered Warrants are exercisable immediately after issuance and will expire five (5) years from the date of issuance. The Exercise Price of the May 2023 Unregistered Warrants is $8.35 per share, subject to adjustment as provided in the form of May 2023 Unregistered Warrants.

In concurrent with the November 2023 Offering, on November 1, 2023, the Company entered into certain warrant exchange agreements (the “Warrant Exchange Agreements” with May 2023 Offering Purchasers. Pursuant to the Warrant Exchange Agreements, the holders of May 2023 Unregistered Warrants shall surrender the May 2023 Unregistered Warrants, and the Company shall cancel the May 2023 Unregistered Warrants and shall issue to these holders pre-funded warrants to purchase up to 577,260 shares of the Company’s Common Stock (the “Exchange Warrants”). The Exchange Warrants were issued to holders on November 3, 2023 and the warrant exchange closed on the same day.

The Placement Agent of the May 2023 Offering also received warrants to purchase up to 115,452 shares of common stock at an exercise price of $10.02 per share (the “May 2023 Placement Agent Warrants”), which represents 120% of the May 2023 Offering price of each share of common stock. The Placement Agent’s warrants will have substantially the same terms as the May 2023 Unregistered Warrants.

In connection with the November 2023 Offering, 1,876,103 shares of the November 2023 Pre-Funded Warrants and 3,312,356 shares of the November 2023 Registered Warrants were sold to November 2023 Offering Purchasers. Each November 2023 Pre-funded Warrant is exercisable for one share of the Company’s common stock, with an exercise price equal to $0.001 per share, at any time that the November 2023 Pre-funded Warrant is outstanding. The November 2023 Pre-funded Warrants will be exercisable immediately after issuance and will expire five (5) years from the date of issuance. The holder of a November 2023 Pre-funded Warrant will not be deemed a holder of the Company’s underlying common stock until the November 2023 Pre-funded Warrant is exercised. The November 2023 Registered Warrants will be exercisable immediately and will expire five (5) years from the date of issuance. The exercise price of the November 2023 Registered Warrants is $3.019, subject to adjustment as provided in the form of November 2023 Registered Warrants. As of December 31, 2023, 963,600 of the November 2023 Pre-Funded Warrants were exercised, leaving 912,503 of November 2023 Pre-Funded Warrants are still outstanding.

The Placement Agent of the November 2023 Offering also received warrants purchase up to 331,236 shares of common stock (equal to 5.0% of the aggregate number of common stocks, and shares of common stock underlying the November 2023 Pre-Funded Warrants, and the number of shares of common stock underlying the November 2023 Registered Warrants) at an exercise price of $3.623 per share (the “November 2023 Placement Agent Warrants”), which represents 120% of November 2023 Offering price, for an aggregate purchase price of one hundred U.S. dollars (US$100), which warrant shall be exercisable at any time during the period commencing six (6) months after commencement of sales in the November 2023 Offering through the fifth (5th) anniversary of issuance. The Placement Agent’s Warrants are not covered by the shelf registration statement (No. 333-254366) on Form S-3, which was declared effective by the SEC on March 26, 2021, and related prospectus supplement.

The summary of warrant activity is as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2022	4,539,674	151,323	172.5	0.10
Granted	7,056,758	7,056,758	$3.73	4.80
Expired	164,675	5,488	$172.5	0.10
Exercised	1,807,951	1,807,951	0.001	-
December 31, 2023	9,623,806	5,394,642	$19.45	4.54

The summary of option activity is as follows:

	Options	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2022	824,000	27,467	$150.00	0.10
Granted	-	-	$-	-
Expired	824,000	27,467	$150.00	0.10
Exercised	-	-	-	-
December 31, 2023	-	-	$-	-

Note 18 – Commitments and Contingencies

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity.

Note 19 – Segment Reporting

The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s chief operating decision maker, who has been identified as the Company’s chief executive officer, evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations.

As of December 31, 2023, the Company’s remain business segment and operations is Virtual Content Production. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to Virtual Content Production; accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess Virtual Content Production’s performance.

Note 20 – Discontinued Operations

The following depicts the result of operations for the discounted operations of Highlight Media and Wuge for the years ended December 31, 2023 and 2022, respectively.

	For the Years Ended December 31,
	2023	2022
REVENUES
Enterprise brand management services	$165,993	$153,304
Wuge digital door signs	-	7,616,615
TOTAL REVENUES	165,993	7,769,919

COST OF REVENUES
Enterprise brand management services	88,658	97,770
Wuge digital door signs	-	5,527,950
TOTAL COST OF REVENUES	88,658	5,625,720
GROSS PROFIT	77,335	2,144,199

OPERATING EXPENSES
Selling, general and administrative	2,209,894	8,225,301
Provision for doubtful accounts	-	20,085,243
TOTAL OPERATING EXPENSES	2,209,894	28,310,544

LOSS FROM OPERATIONS	(2,132,559)	(26,166,345)

OTHER INCOME (EXPENSE)
Interest income	49	65,274
Interest expense	(248)	(1,022)
Other income, net	709	70,831
Total other income, net	510	135,083

LOSS BEFORE INCOME TAXES	(2,132,049)	(26,031,262)
PROVISION FOR INCOME TAXES	-	315,933

NET LOSS	(2,132,049)	(26,347,195)

Note 21 – Assets and Liabilities Measured at Fair Value

The following tables presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Notes receivable - DigiTrax Convertible Notes	$1,048,219	$—	$—	$1,048,219
Notes receivable - Liquid Convertible Notes	1,553,808	—	—	1,553,808
Total	$2,602,027	$—	$—	$2,602,027

The Company evaluated the DigiTrax Convertible Notes and the Liquid Convertible Notes according to ASC 320 and concluded that these note receivables should be classified as available-for-sale security and measured at fair value. To evaluate the fair value of the available-for-sale security, the Company used the valuation methodology of income approach, which is determined by the future cash flow forecast. The interest accrued on these notes were recorded as interest income on the accompanying consolidated statements of operations, while increasing the fair value of these notes at each reporting date. As a result of the unobservable inputs, the available-for-sale security was classified as Level 3 as of December 31, 2023.

There were no assets/liabilities measured at fair value as of December 31, 2022.

There were no transfers among the three hierarchies for the years ended December 31, 2023 and 2022.

Note 22 – Subsequent events

On January 11, 2024, the Company issued the 400,000 shares of its common stock to Beijing Hehe and the transaction is completed. Up to the date of the consolidated financial statements were issued, the Company owns 73.3333% of the total equity interest of SH Xianzhui.

On February 15, 2024 and March 19, 2024, holders of 513,841 of the November 2023 Pre-Funded Warrants exercised their option to purchase 513,841 shares of the Company’s common stock, leaving 398,662 of November 2023 Pre-Funded Warrants still outstanding.

In March 2024, the Company entered into a placement agency agreement (the “March 2024 Placement Agency Agreement”), with Univest, pursuant to which, Univest agrees to use its reasonable best efforts to sell the Company’s common stock in a registered direct offering and a concurrent private placement (the “March 2024 Offering”). Univest has no obligation to buy any of the securities from the Company or to arrange for the purchase or sale of any specific number or dollar amount of securities.

Pursuant to the March 2024 Offering, an aggregate of 810,277 shares of common stock of the Company, par value $0.0001 per share, were sold to certain purchasers (the “March 2024 Offering Purchasers”), pursuant to a securities purchase agreement, dated March 22, 2024 (the “March 2024 Securities Purchase Agreement”) at a price of $1.144 per common stock, for aggregated proceeds of approximately $0.9 million. The Company paid Univest a cash fee equal to 4.0% of the aggregate gross proceeds raised in the March 2024 Offering. The Company also issued warrants to Univest to purchase up to 40,514 shares of common stock of the Company at an exercise price of $1.373 per share, (the “March 2024 Placement Agent Warrants”). The March 2024 Placement Agent Warrants and the common stock underlying the March 2024 Placement Agent Warrants were not registered under the Securities Act, pursuant to the registration statement of March 2024 Offering. The March 2024 Placement Agent Warrants were issued pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On March 26, 2024, holders of 865,376 November 2023 Registered Warrants exercised their options to purchase 709,877 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2024.

GD CULTURE GROUP LIMITED

By:	/s/ Xiao Jian Wang
	Name:	Xiao Jian Wang
	Title:	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

By:	/s/ Zihao Zhao
	Name:	Zihao Zhao
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xiao Jian Wang	Chief Executive Officer, President and Chairman of the Board of Directors	April 2, 2024
Xiao Jian Wang	(Principal Executive Officer)

/s/ Zihao Zhao	Chief Financial Officer	April 2, 2024
Zihao Zhao	(Principal Financial Officer and Principal Accounting Officer)

/s/ Shuang Zhang	Vice President and Director	April 2, 2024
Shuang Zhang

/s/ Yi Zhong	Director	April 2, 2024
Yi Zhong

/s/ Shuaiheng Zhang	Director	April 2, 2024
Shuaiheng Zhang

/s/ Mingyue Cai	Director	April 2, 2024
Mingyue Cai