Form 10-Q
period 2024-03-31
GD Culture Group Ltd
filed 2024-05-20
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, there were 7,941,261 shares  of the Company’s common stock issued and outstanding.

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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

UNAUDITED INTERIM condensed consolidated financial statements AND SUPPLEMENTARY DATA

Index to unaudited interim condensed consolidated financial statements

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2024
AND CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2023

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$486,201	$5,175,518
Loan receivable	1,919,781	-
Other receivables, net	9,195	9,459
Convertible notes receivable	2,656,877	2,602,027
Prepaid and other current assets	1,053,329	1,290,890
Total current assets	6,125,383	9,077,894

EQUIPMENT, NET	11,328	12,511

RIGHT-OF-USE ASSETS, NET	1,566,003	1,561,058

OTHER ASSETS
Intangible assets, net	3,119,244	3,307,949
Other assets	250,740	250,740
Total other assets	3,369,984	3,558,689
Total assets	$11,072,698	$14,210,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$193,422	$23,338
Other payables - related parties	40,833	20,833
Lease liabilities - current	308,419	358,998
Total current liabilities	542,674	403,169

OTHER LIABILITIES
Lease liabilities – non-current	1,326,946	1,317,678
Deferred tax liabilities	328,861	327,822
Total other liabilities	1,655,807	1,645,500
Total liabilities	2,198,481	2,048,669

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 7,941,261 and 5,453,416 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	794	545
Additional paid-in capital	81,511,298	77,530,221
Accumulated deficit	(73,336,853)	(69,358,225)
Accumulated other comprehensive income	309,046	175,306
Total GD Culture Group Limited shareholders’ equity	8,484,285	8,347,847
Noncontrolling interest	389,932	3,813,636
Total shareholders’ equity	8,874,217	12,161,483
Total liabilities and shareholders’ equity	$11,072,698	$14,210,152

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended March 31,
	2024	2023

OPERATING EXPENSES
Selling expenses	$2,191,667	$-
General and administrative expenses	1,769,280	4,617
Research and development expenses	217,500	-
TOTAL OPERATING EXPENSES	4,178,447	4,617

LOSS FROM OPERATIONS	(4,178,447)	(4,617)

OTHER INCOME (EXPENSE)
Interest income	21,946	-
TOTAL OTHER INCOME, NET	21,946	-

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(4,156,501)	(4,617)

PROVISION FOR INCOME TAXES	1,038	-

LOSS FROM CONTINUING OPERATIONS	(4,157,539)	(4,617)
Net loss from continuing operations attributable to noncontrolling interest	(178,911)	-
Net loss from continuing operations attributable to shareholders of common stock	(3,978,628)	(4,617)

Discontinued operations:
Loss from discontinued operations, net of taxes	-	(16,692)

NET LOSS	$(4,157,539)	$(21,309)
Net loss attributable to noncontrolling interest	(178,911)	-
Net loss attributable to shareholders of common stock	(3,978,628)	(21,309)

Other comprehensive gain or loss
- Foreign currency translation adjustment	(15,109)	10,188
- Unrealized gain on available-for-sale investments, net of tax	54,849	-
OTHER COMPREHENSIVE GAIN, net of tax	39,740	10,188
COMPREHENSIVE LOSS, net of tax	$(4,117,799)	$(11,121)
Comprehensive loss attributable to noncontrolling interest	(272,911)	-
Comprehensive loss attributable to shareholders of common stock	(3,844,888)	(11,211)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS
Basic and diluted	7,435,069	1,810,420

Loss per share from continuing operations
Basic and diluted	$(0.56)	$(0.00)
Loss per share from discontinued operations
Basic and diluted	$(0.00)	$(0.01)
Loss per share available to common shareholders
Basic and diluted	$(0.56)	$(0.01)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2024

	Attributable to GD Culture Group Limited Shareholders
					Additional		Accumulated Other	Total GD Culture Group Limited	Non	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2024	-	$-	5,453,416	$545	$77,530,221	$(69,358,225)	$175,306	$8,347,847	$3,813,636	$12,161,483
Net loss	-	-	-	-	-	(3,978,628)	-	(3,978,628)	(178,911)	(4,157,539)
Issuance of common stock for Cash	-	-	810,277	81	829,798	-	-	829,879	-	829,879
Issuance of common stock for acquisition of 13.33% noncontrolling interest of Shanghai Xianzhui	-	-	400,000	40	3,150,753	-	-	3,150,793	(3,150,793)	-
Exercise of pre-funded warrants	-	-	567,691	57	597	-	-	654	-	654
Exercise of November 2023 Registered Warrants	-	-	709,877	71	(71)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	78,891	78,891	(94,000)	(15,109)
Fair value changes of convertible notes receivable	-	-	-	-	-	-	54,849	54,849	-	54,849
Balance, March 31, 2024 (unaudited)	-	$-	7,941,261	$794	$81,511,298	$(73,336,853)	$309,046	$8,484,285	$389,932	$8,874,217

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2023

					Additional	Accumulated Deficit		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income	Equity
Balance, January 1, 2023	-	-	1,844,877	$184	$60,124,087	$4,467	$(56,841,074)	$179,460	$3,467,124
Net loss	-	-	-	-	-	-	(21,309)	-	(21,309)
The cancellation of the common stock	-	-	(133,333)	(13)	(947,986)	-	-	-	(947,999)
Foreign currency translation	-	-	-	-	-	-	-	10,188	10,188
Balance, March 31, 2023 (unaudited)	-	$-	1,711,544	$171	$59,176,101	$4,467	$(56,862,383)	$189,648	$2,508,004

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,157,539)	$(21,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	1,183	-
Amortization of intangible assets	182,373	-
Lease expenses of right-of-use assets	95,057	-
Interest income earned from loan to a third party	(19,781)	-

Changes in operating assets and liabilities
Accounts receivable	-	61,968
Other receivables	264	(15,720)
Prepaid and other current assets	230,657	(187,968)
Accounts payable	-	(43,845)
Other payables and accrued liabilities	170,150	(168,914)
Lease liabilities	(141,313)	-
Taxes payable	-	(4,846)
Other payables - related party	20,000	-
Deferred tax liability	1,039	-

Net cash used in operating activities	(3,617,910)	(380,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to a third party	(1,900,000)	-

Net cash used in investing activities	(1,900,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	829,879	-
Proceeds from exercise of pre-funded warrants	654	-

Net cash provided by financing activities	830,533	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(1,940)	1,695

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,689,317)	(378,939)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,175,518	389,108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$486,201	$10,169

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
The cancellation of the common stock	$-	$948,000
Initial recognition of right-of-use assets and lease liability	$100,002	$-
Issuance of common stock for purchase of noncontrolling interest in SH Xianzhui	$3,150,793	$-
Exercise of November 2023 Registered Warrants	$71	-

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SH Xianzhui was incorporated by Highlight WFOE and other two shareholders on August 10, 2023. SH Xianzhui is principally engaged in the provision of social media marketing agency service. Highlight WFOE owns 73.3333% of the total equity interest of SH Xianzhui. On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe Property Management Co., Ltd. (“Beijing Hehe”), which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in JV”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% equity interest in SH Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. On January 11, 2024, the Company issued the 400,000 shares of its common stock, at the price of $2.5 per share, to Beijing Hehe and the transaction was completed. Up to the date of this unaudited interim condensed consolidated financial statements were issued, the Company owns 73.3333% of the total equity interest of SH Xianzhui.

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

Prior to June 26, 2023, the Company had a subsidiary TMSR HK, which owns 100% equity interest in Makesi WFOE. Makesi WFOE had a series of contractual arrangement with Shanghai Yuanma Food and Beverage Management Co., Ltd. (“Yuanma”) that established a variable interest entity (the “VIE”) structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Yuanma. Accordingly, under U.S. GAAP, GDC treated Yuanma as the consolidated affiliated entity and has consolidated Yuanma’s financial results in GDC’s financial statements prior to June 26, 2023. On June 26, 2023, GDC entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell, and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR HK. The sale of TMSR HK did not have any material impact on the Company’s unaudited interim condensed consolidated financial statements.

Prior to September 26, 2023, the Company also conducted business through Shanghai Highlight Media Co., Ltd. (“Highlight Media”). Highlight WFOE had a series of contractual arrangement with Highlight Media. For accounting purposes, Highlight WFOE was the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, GDC treated Highlight Media as the consolidated affiliated entity and has consolidated Highlight Media’s financial results in GDC’s financial statements prior to September 26, 2023. Highlight Media was an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sold the interest in the VIE Agreements. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s unaudited interim condensed consolidated financial statements.

The accompanying unaudited interim condensed consolidated financial statements reflect the activities of GDC and each of the following entities:

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

On February 27, 2023, Highlight WFOE entered into a series of assignment agreements with Makesi WFOE, Highlight Media and Highlight Shareholders, pursuant to which Makesi WFOE assign all its rights and obligations under the VIE agreements to Highlight WFOE. The VIE agreements and the assignment agreements grant Highlight WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Highlight Media, including absolute rights to control the management, operations, assets, property and revenue of Highlight Media. The assignment does not have any impact on Company’s unaudited interim condensed consolidated financial statements.

On September 26, 2023, Highlight WFOE terminated the VIE agreements with Highlight Media and the shareholders of Highlight Media.

As of the date of this report, the Company primary operations are focused on the live streaming market with focus on e-commerce and live streaming interactive game in the United States through its subsidiaries AI Catalysis and SH Xianzhui. All Highlight Media enterprise brand management service have been disposed.

Note 2 – Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are of a normal recurring nature and are necessary to fairly present the financial statements for the interim periods. The unaudited interim condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”) and have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 2, 2024.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the accounts of GDC and its wholly owned subsidiaries and VIEs. All intercompany transactions and balances are eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited interim condensed consolidated financial statements include the useful lives of intangible assets and equipment, impairment of long-lived assets, collectability of receivables, fair value of convertible notes, discount rate used to measure present value of lease liabilities and valuation allowance for deferred tax assets. Actual results could differ from these estimates.

Foreign Currency Translation and Transactions

The reporting currency of the Company is the U.S. dollar. The PRC subsidiaries of the Company conduct their businesses in the local currency, Renminbi (RMB), as its functional currency. Assets and liabilities are translated at the unified exchange rate as quoted set forth in the H.10 statistical release of the Federal Reserve Board at the end of the period. The statements of operations accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income amounted to $213,006 and $73,279 as of March 31, 2024 and December 31, 2023, respectively. The unaudited interim condensed consolidated balance sheets amounts, with the exception of shareholders’ equity at March 31, 2024 and December 31, 2023 were translated at 7.22 RMB and 7.10 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to unaudited interim condensed consolidated statements of operations accounts for the three months ended March 31, 2024 and for the year ended December 31, 2023 were 7.19 RMB and 7.08 RMB to $1.00, respectively. Unaudited interim condensed consolidated statements of cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the unaudited interim condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited interim condensed consolidated balance sheets.

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

Loan Receivable

Loan receivable is the amounts lent to a third party with the interest rate of 5% per annual. Since the loan will be due within one year, the Company classified the loan as current assets under the loan receivable account on the unaudited interim condensed consolidated balance sheet. The interest accrued during the reporting period was recorded as interest income on the unaudited interim condensed consolidated statements of operations.

Prepaid and other current assets

Prepaid and other current assets are advances paid to outside vendors for services purchases. The Company has legally binding contracts with its vendors, which require any outstanding prepayments to be returned to the Company when the contract ends.

Convertible Notes Receivable

The Company evaluated the terms of the DigiTrax Convertible Notes and the Liquid Convertible Notes (as defined in Note 12) according to ASC 320 “Investments — Debt Securities” and concluded that the convertible notes should be classified as an available-for-sale security and measured at fair value. To evaluate the fair value of the available-for-sale security, the Company used the Binominal Tree Pricing Model. The fair value changes of the convertible notes receivable were recorded as other comprehensive income.

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

Most leases have initial terms ranging from 1.1 to 5.4 years. The Company’s lease agreements did not include non-lease components. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any significant residual value guarantees or restricted covenants.

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

Fair value measurement

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, loan receivable, other receivables, accounts payable, other payables and accrued liabilities to approximate their fair values because of their short-term nature.

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

As of March 31, 2024 and December 31, 2023, the carrying values of cash, other receivables, loan receivable, other payables and accrued liabilities approximate their fair values due to the short-term nature of the instruments. Fair value of convertible notes receivable have been discussed in Note 20.

Revenue recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method for contracts that were not completed as of January 1, 2018. This did not result in an adjustment to retained earnings upon adoption of this new guidance as the Company’s revenue, other than retainage revenues, was recognized based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations. However, the impact of the Company’s retainage revenue was not material as of the date of adoption, and as a result, did not result in an adjustment.

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

The Company did not have any revenue streams from continuing operations for the three months ended March 31, 2024 and 2023.

Income Taxes

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes is accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited interim condensed consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the three months ended March 31, 2024 and 2023.

Interest

Interest income is mainly generated from bank deposits and other interest earning financial assets and is recognized on an accrual basis using the effective interest method.

Net Loss per Common Stock

Basic loss per share is computed by dividing loss available to common shareholders of the Company by the weighted average common stocks outstanding during the period. Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common stocks were exercised and converted into common stocks.

In May 2023 and November 2023 in connection with the placement agency agreements (see Note 16), the Company issued and sold pre-funded warrants exercisable for an aggregate of 844,351 and 1,876,103 shares of common stock, at the exercise price of $8.35 and $3.019 per share, of which $8.349 and $3.018 was pre-funded and paid to the Company upon issuance of the pre-funded warrants, respectively. The remaining exercise price of the pre-funded warrants is $0.001 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. On November 1, 2023, in connection with the Warrant Exchange Agreements (see Note 16), the holders of May 2023 Unregistered Warrants (as defined in Note 16) surrendered the May 2023 Unregistered Warrants, and the Company cancelled the May 2023 Unregistered Warrants and issued to these holders pre-funded warrants to purchase up to 577,260 shares of the Company’s common stock with no consideration.

For the three months ended March 31, 2024, 567,691 pre-funded warrants representing 567,691 shares of the Company’s common stock were exercised for $654. The remaining pre-funded warrants are immediately exercisable after issuance and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.001 per share, 922,072 in common stocks underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share as of March 31, 2024.

For the three months ended March 31, 2024 and 2023, 7,309,181 and 4,539,674 of outstanding warrants (excluding the Pre-funded Warrants and Exchange Warrants) which are equivalent to convertible of 3,080,017 and 151,323 common stocks were excluded from the diluted loss per share calculation due to their antidilutive effect.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net loss or and financial position.

Recently Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The new amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the unaudited interim condensed consolidated financial statements. The Company adopted ASU 2021-08 since January 1, 2024.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for fiscal years beginning after 15 December 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the unaudited condensed interim consolidated financial statements. The Company adopted ASU 2022-03 since January 1, 2024.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company will begin providing the enhanced reportable segment financial disclosures effective with its Annual Report on Form 10-K for the year ending December 31, 2024.

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets this criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the unaudited interim condensed consolidated financial statements. The Company adopted ASU 2022-08 since January 1, 2024.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited interim condensed consolidated balance sheets, unaudited condensed interim consolidated statements of operations and comprehensive loss and unaudited interim condensed consolidated statements of cash flows.

Note 3 – Variable Interest Entity

Yuanma

On June 21, 2022, Makesi WFOE entered into a series of contractual arrangements with Yuanma and its shareholders. The significant terms of these contractual arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result, the Company classified Yuanma as VIE.

On June 26, 2023, GDC entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR HK, which hold 100% of the equity interests in Makesi WFOE. The purchase price for the transaction contemplated by the Agreement was $100,000. The sale of TMSR HK included the sale of Makesi WFOE and Yuanma, which has any material impact on the Company’s unaudited interim condensed consolidated financial statements.

Highlight Media

On September 16, 2022, Makesi WFOE entered into contractual arrangements with Highlight Media and its shareholders. The significant terms of these contractual arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result, the Company classifies Highlight Media as VIE.

On February 27, 2023, Highlight WFOE entered into a series of assignment agreements with Makesi WFOE, Highlight Media and Highlight Shareholders, pursuant to which Makesi WFOE assign all its rights and obligations under the VIE agreements to Highlight WFOE. The VIE agreements and the assignment agreements granted Highlight WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Highlight Media, including absolute rights to control the management, operations, assets, property and revenue of Highlight Media. The assignment did not have any impact on Company’s unaudited interim condensed consolidated financial statements.

On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sell the interest in the VIE Agreements for a purchase price of $100,000. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s unaudited interim condensed consolidated financial statements.

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Highlight WFOE is deemed to have a controlling financial interest and be the primary beneficiary of Highlight Media and Makesi WFOE is deemed to have a controlling financial interest and be the primary beneficiary of Yuanma because Highlight WFOE and Makesi WFOE have both of the following characteristics:

(1)	The power to direct activities at Highlight Media and Yuanma that most significantly impact such entity’s economic performance, and

(2)	The obligation to absorb losses of, and the right to receive benefits from Highlight Media and Yuanma that could potentially be significant to such entity.

Accordingly, the accounts of Highlight Media and Yuanma are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, Yuanma’s financial positions and results of operations were included in the Company’s unaudited interim condensed consolidated financial statements prior to June 26, 2023 and Highlight Media’s financial positions and results of operations were included in the Company’s unaudited interim condensed consolidated financial statements prior to September 26, 2023.

As of March 31, 2024, the Company did not have any VIE operations. The operations results from VIE operations for the three months ended March 31, 2024 and 2023 have been reflected in discontinued operations as disclosed in Note 19.

Note 4 – Cash and Cash Equivalents

Cash at banks represents cash balances maintained at commercial banks. As of March 31, 2024 and December 31, 2023, the Company did not have any cash equivalents. The Company maintains bank accounts in the United States and institutions in PRC.

	March 31,	December 31,
	2024	2023
	(unaudited)
Cash at Banks	$486,201	$5,175,518

Note 5 – Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(unaudited)
Prepayments of digital human services	$580,000	$797,500
Prepayments of live streaming services	-	487,587
Consulting service	265,000	-
Marketing and advertising services	208,329	-
Other prepayments	-	5,803
Total prepaid and other current assets	$1,053,329	$1,290,890

Note 6 – Loan Receivable

On January 13, 2024, the Company entered into a loan agreement with Lotus City Limited (“Lotus”), pursuant to which, the Company agreed to lend $1,900,000 to Lotus, with the interest rate of 5% per annum accrued daily. The Loan together with accrued and unpaid interest and all other charges, costs and expenses, is due and payable on or before January 16, 2025.On January 16, 2024, the Company transferred $1,900,000 to Lotus. Since the loan will be due within one year, the Company classified the loan as current assets under the loan receivable account on the unaudited interim condensed consolidated balance sheet.

For the three months ended March 31, 2024, the Company accrued $19,781 of interest and recorded as interest income on the unaudited interim condensed consolidated statements of operations. As of March 31, 2024, the outstanding balance of loan receivable was $1,919,781.

On April 3, 2024, Lotus repaid the principal of $1,000,000 to the Company, leaving $900,000 of principal still outstanding.

Note 7 – Other Receivables

Other receivables as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
	(unaudited)
Lease deposit	$9,195	$9,459
Total other receivables, net	$9,195	$9,459

Note 8 – Equipment, net

Equipment, net consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(unaudited)
Office equipment and furniture	$14,190	$14,190
Less: accumulated depreciation	(2,862)	(1,679)
Total	$11,328	$12,511

Depreciation expense for the three months ended March 31, 2024 and 2023 amounted to $1,183 and nil, respectively.

Note 9 – Intangible Assets, net

Intangible assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(unaudited)
Software	$3,646,382	$3,653,104
Subtotal	3,646,382	3,653,104
Less: accumulated amortization	(527,138)	(345,155)
Total	$3,119,244	$3,307,949

The Company’s intangible assets include a software of $750,000 purchased from a third party by issuance of 180,000 of the Company’s common stock (as disclosed in Note 16) and software of $2,903,104 purchased by the Company in cash. The Company amortizes its software over their estimated useful lives and reviews these assets for impairment.

Amortization expense for the three months ended March 31, 2024 and 2023 was $182,373 and nil, respectively.

Note 10 – Other Payables and Accrued Liabilities

Accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(unaudited)
Professional service fee	$145,540	$-
Payroll	21,273	3,944
Rental	16,397	15,981
Travel and Entertainment expenses	10,212	3,413
Total	$193,422	$23,338

Note 11 – Related Party Transactions

Other payable – related parties:

Name of related party	Relationship	Nature	March 31, 2024	December 31, 2023
			(unaudited)
Xiaojian Wang	Chief Executive Officer	Accrued compensations	$12,500	$-
Zihao Zhao	Chief Finance Officer	Accrued compensations	28,333	20,833
Total			$40,833	$20,833

As of March 31, 2024 and December 31, 2023, the balance of other payable- related parties were $40,833 and $20,833, respectively, consisted of accrued compensations of the Company’s officers.

For the three months ended March 31, 2024 and 2023, the Company recorded compensation expenses to its officers amounted to $40,833 and nil, respectively, for their services provided to the Company.

Note 12 – Convertible Notes Receivable

The Company’s convertible notes receivable consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(unaudited)
Convertible notes receivable	$2,656,877	$2,602,027
Total	$2,656,877	$2,602,027

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

For the three months ended March 31, 2024 and 2023, the Company recorded unrealized gains on the fair value changes of these notes amounted to $54,849 and nil in other comprehensive income in relation to above convertible notes in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024 and December 31, 2023, the balance of the convertible notes were $2,656,877 and $2,602,027, respectively.

Note 13 – Leases

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

	March 31, 2024	December 31, 2023
	(unaudited)
Weighted average remaining lease term:
Operating lease	4.53 years	4.81 years

Weighted average discount rate:
Operating lease	7.42%	7.56%

The balances for the operating leases where the Company is the lessee are presented as follows within the unaudited interim condensed consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(unaudited)
Operating lease right-of-use assets, net
Operating lease	$1,566,003	$1,561,058

Lease liabilities
Current portion of operating lease liabilities	308,419	358,998
Non-current portion of operating lease liabilities	1,326,946	1,317,678
	$1,635,365	$1,676,676

Future lease payments under operating leases as of March 31, 2024 were as follows:

Operating Leases

Remainder of FY2024	$320,743
FY2025	385,550
FY2026	393,261
FY2027	401,127
FY2028	409,149
FY2029	34,605
Total lease payments	$1,944,435
Less: imputed interest	309,070
Present value of lease liabilities (1)	$1,635,365

(1)	As of March 31, 2024, present value of future operating lease payments consisted of current portion of operating lease liabilities and non-current portion of operating lease liabilities, amounting to $308,419 and $1,326,946, respectively.

Lease expense for all the Company’s operating leases for the three months ended March 31, 2024 and 2023 were $95,057 and nil, respectively.

Note 14 – Taxes

Income tax

United States

GDC was organized in the state of Delaware in April 2015. As of March 31, 2024 and December 31, 2023, GDC’s net operating loss carry forward for United States income taxes was approximately $7.1 million and $6.3 million, respectively. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2039. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after March 31, 2017 (increasing to 13.125% for tax years beginning after March 31, 2025) with a partial offset for foreign tax credits. The Company determined that there is no impact of GILTI for the three months ended March 31, 2024 and 2023, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

British Virgin Islands

Citi Profit BVI is incorporated in the British Virgin Islands and are not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

TMSR HK and Highlight HK are incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. TMSR and Highlight HK are subject to Hong Kong profit tax at a rate of 8.25% for assessable profits on the first HK$2 million and 16.5% for any assessable profits in excess of HK$2 million for the three months ended March 31, 2024 and 2023. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, TMSR HK is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

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

The current and deferred components of income tax expenses from continuing operations appearing in the unaudited interim condensed consolidated statements of operations are as follows:

	For the three months ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Current tax expenses	$-	$-
Deferred tax expenses	1,038	-
Total	$1,038	$-

The principal components of the Company’s deferred income tax assets and liabilities as of March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
	(unaudited)
Deferred tax assets
Net operating losses carried forward	$7,057,015	$6,295,697
Lease liability	343,427	352,102
Valuation allowance	(7,400,442)	(6,647,799)
Deferred tax assets, net	$-	$-
Deferred tax liabilities
Right - Of - Use assets	$328,861	$327,822
Deferred tax liabilities, net	$328,861	$327,822

Value added tax

Enterprises or individuals who sell commodities, provide services, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax (the “VAT”) in accordance with PRC laws. The VAT standard rates changed to 6% to 13% of the gross sales prices starting in April 2019. A credit is available whereby VAT paid on the purchases of services can be used to offset the VAT due on sales of the finished products and services.

As of March 31, 2024 and December 31, 2023, there is no balance of the value added tax payable.

Note 15 – Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2024 and December 31, 2023, the Company had $62,435 and $4,458,402 in excess of the FDIC insured limit, respectively.

As of March 31, 2024 and December 31, 2023, $44,377 and $211,222 were deposited with a financial institution located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Note 16 – Equity

Statutory Reserves and Restricted Net Assets

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to make appropriations to certain statutory reserves, namely a general reserve fund, an enterprise expansion fund, a staff welfare fund and a bonus fund, all of which are appropriated from net profit as reported in its PRC statutory accounts. A foreign invested enterprise is required to allocate at least 10% of its annual after-tax profits to a general reserve fund until such fund has reached 50% of its respective registered capital. Appropriations to the enterprise expansion fund and staff welfare and bonus funds are at the discretion of the board of directors for the foreign invested enterprises. For other subsidiaries incorporated in the PRC, the general reserve fund was appropriated based on 10% of net profits as reported in each subsidiary’s PRC statutory accounts. General reserve and statutory surplus funds are restricted to set-off against losses, expansion of production and operation and increasing registered capital of the respective company. Staff welfare and bonus fund and statutory public welfare funds are restricted to capital expenditures for the collective welfare of employees. The reserves are not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor are they allowed for distribution except under liquidation. As of March 31, 2024 and December 31, 2023, there are no balance of the PRC statutory reserve funds.

In addition, under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer their net assets to the Company in the form of dividend payments, loans or advances. Amounts of net assets restricted include paid up capital and statutory reserve funds of the Company’s PRC totaling $397,243 and $1,083,267 as of March 31, 2024 and December 31, 2023, respectively.

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

Pursuant to the November 2023 Offering, (i) an aggregate of 1,436,253 shares of common stock of the Company, par value $0.0001 per share, (ii) pre-funded warrants to purchase up to an aggregate of 1,876,103 shares of common stock (the “November 2023 Pre-Funded Warrants”, and the common stock underlying such warrants, the “November 2023 Pre-Funded Warrant Shares”), and (iii) registered warrants to purchase up to an aggregate of 3,312,356 shares of common stock (the “November 2023 Registered Warrants”, and the common stock underlying such warrants, the “November 2023 Registered Warrant Shares”) are sold to certain purchasers (the “November 2023 Offering Purchasers”), pursuant to a securities purchase agreement, dated October (the “October 2023 Securities Purchase Agreement”). The purchase price of each common stock is $3.019. The purchase price of each November 2023 Pre-funded Warrant is $3.018, which equals the price per common stock being sold in the November 2023 Offering, minus $0.001. The November 2023 Pre-funded Warrants will be exercisable immediately after issuance and will expire five (5) years from the date of issuance. The November 2023 Registered Warrants will be exercisable immediately and will expire five (5) years from the date of issuance.

The total proceeds from the November 2023 Offering was approximately $10.0 million. Offering costs of approximately $1.0 million, consisting of approximately $0.7 million underwriting commissions and $0.3 million other professional fees, were charged into additional paid-in capital. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

In November and December 2023, holders of 963,600 of the November 2023 Pre-Funded Warrants exercised their option to purchase 963,600 shares of the Company’s common stock. On February 15, 2024, March 19, 2024 and March 21, 2024, holders of 567,691 of the November 2023 Pre-Funded Warrants exercised their option to purchase 567,691 shares of the Company’s common stock, leaving 344,812 of November 2023 Pre-Funded Warrants are still outstanding as of March 31, 2024. On March 26, 2024, holders of 865,376 November 2023 Registered Warrants exercised their options to purchase 709,877 shares of the Company’s common stock, leaving 2,446,980 shares of November 2023 Registered Warrants are still outstanding as of March 31, 2024.

On January 11, 2024, the Company issued the 400,000 shares of its common stock to Beijing Hehe for exchange of 13.3333% of the total equity interest of SH Xianzhui (as described in Note 1).

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

The May 2023 Offering, the November 2023 Offering and the March 2024 Offering were being made pursuant to a shelf registration statement (No. 333-254366) on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2021, and related prospectus supplement.

As of March 31, 2024 and December 31, 2023, the total outstanding shares of the Company’s common stock were 7,941,261 and 5,453,416, respectively.

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

Pursuant to the February 2021 Securities Purchase Agreement, the Company is required to hold a meeting of our shareholders not later than April 29, 2021 to seek such approval as may be required from our shareholders (the “Stockholder Approval”), in accordance with applicable law, the applicable rules and regulations of the Nasdaq Stock Market, our certificate of incorporation and bylaws and the Nevada Revised Statutes with respect to the issuance of the securities in the Offering, including the Warrants sold in the Private Placement, so that the issuance by us of shares of common stock in excess of the 231,802 shares (19.99% of the shares of common stock outstanding as of February 17, 2021, the date prior to entering into the February 2021 Securities Purchase Agreement) in the aggregate (the “Issuable Maximum”), will be in compliance with Nasdaq Listing Rules 5635(a) and 5635(d) as described herein, and investors in the Offering will be able to exercise the Warrants prior to six months after the closing of the Offering.

On April 29, 2021, the Company held a special meeting of shareholders and approved the issuance of shares of common stock in excess of the 231,802 shares. The exercise price of the Unregistered Warrants was reduced to $183.00.

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

In concurrent with the November 2023 Offering, on November 1, 2023, the Company entered into certain warrant exchange agreements (the “Warrant Exchange Agreements” with May 2023 Offering Purchasers. Pursuant to the Warrant Exchange Agreements, the holders of May 2023 Unregistered Warrants shall surrender the May 2023 Unregistered Warrants, and the Company shall cancel the May 2023 Unregistered Warrants and shall issue to these holders pre-funded warrants to purchase up to 577,260 shares of the Company’s Common Stock (the “Exchange Warrants”). The Exchange Warrants were issued to holders on November 3, 2023 and the warrant exchange closed on the same day. As of March 31, 2024 and December 31, 2023, 577,260 of the Exchange Warrants are still outstanding.

The Placement Agent of the May 2023 Offering also received warrants to purchase up to 115,452 shares of common stock at an exercise price of $10.02 per share (the “May 2023 Placement Agent Warrants”), which represents 120% of the May 2023 Offering price of each share of common stock. The Placement Agent’s warrants will have substantially the same terms as the May 2023 Unregistered Warrants.

In connection with the November 2023 Offering, 1,876,103 shares of the November 2023 Pre-Funded Warrants and 3,312,356 shares of the November 2023 Registered Warrants were sold to November 2023 Offering Purchasers. Each November 2023 Pre-funded Warrant is exercisable for one share of the Company’s common stock, with an exercise price equal to $0.001 per share, at any time that the November 2023 Pre-funded Warrant is outstanding. The November 2023 Pre-funded Warrants will be exercisable immediately after issuance and will expire five (5) years from the date of issuance. The holder of a November 2023 Pre-funded Warrant will not be deemed a holder of the Company’s underlying common stock until the November 2023 Pre-funded Warrant is exercised. The November 2023 Registered Warrants will be exercisable immediately and will expire five (5) years from the date of issuance. The exercise price of the November 2023 Registered Warrants is $3.019, subject to adjustment as provided in the form of November 2023 Registered Warrants. As of March 31, 2024, 1,531,291 of the November 2023 Pre-Funded Warrants and 865,376 shares of November 2023 Registered Warrants were exercised, leaving 344,812 of November 2023 Pre-Funded Warrants and 2,446,980 shares of November 2023 Registered Warrants are still outstanding.

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

In connection with the March 2024 Offering, the Company issued 40,514 shares of March 2024 Placement Agent Warrants to Univest, at an exercise price of $1.373 per share. The March 2024 Placement Agent Warrants and the common stock underlying the March 2024 Placement Agent Warrants were not registered under the Securities Act, pursuant to the registration statement of March 2024 Offering. The March 2024 Placement Agent Warrants were issued pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

The summary of warrant activities as of March 31, 2024 are as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2023	9,623,806	5,394,642	$19.45	4.54
Granted	40,514	40,514	1.37	4.99
Exercised	1,433,067	1,433,067	0.0001	-
March 31, 2024 (unaudited)	8,231,253	4,002,089	$23.11	4.23

The summary of warrant activities as of March 31, 2023 are as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2022	4,539,674	151,323	$172.5	0.36
Granted/Acquired	-	-	-	-
Expired	164,675	5,488	172.5	0.1
Exercised	-	-		-
March 31, 2023 (unaudited)	4,374,999	145,835	$172.5	0.36

Note 17 – Commitments and Contingencies

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity.

Note 18 – Segment Reporting

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

As of March 31, 2024, the Company’s remain business segment and operations is Virtual Content Production. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to Virtual Content Production; accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess Virtual Content Production’s performance.

Note 19 – Discontinued Operations

The following depicts the result of operations for the discounted operations of Highlight Media for the three months ended March 31, 2024 and 2023, respectively.

	For the Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
REVENUES
Enterprise brand management services	$-	$75,374
TOTAL REVENUES	-	75,374

COST OF REVENUES
Enterprise brand management services	-	56,148
TOTAL COST OF REVENUES	-	56,148
GROSS PROFIT	-	19,226

OPERATING EXPENSES
Selling, general and administrative	-	36,607
TOTAL OPERATING EXPENSES	-	36,607

LOSS FROM OPERATIONS	-	(17,381)

OTHER INCOME (EXPENSE)
Interest income	-	19
Other income, net	-	670
Total other income, net	-	689

LOSS BEFORE INCOME TAXES	-	(16,692)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$-	$(16,692)

Note 20 – Assets and Liabilities Measured at Fair Value

The following tables presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets	(unaudited)
Notes receivable - DigiTrax Convertible Notes	$1,073,151	$—	$—	$1,073,151
Notes receivable - Liquid Convertible Notes	1,583,726	—	—	1,583,726
Total	$2,656,877	$—	$—	$2,656,877

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Notes receivable - DigiTrax Convertible Notes	$1,048,219	$—	$—	$1,048,219
Notes receivable - Liquid Convertible Notes	1,553,808	—	—	1,553,808
Total	$2,602,027	$—	$—	$2,602,027

The Company evaluated the DigiTrax Convertible Notes and the Liquid Convertible Notes according to ASC 320 and concluded that these note receivables should be classified as available-for-sale security and measured at fair value. To evaluate the fair value of the available-for-sale security, the Company used the Binomial Tree Pricing Model. The fair value changes of these notes were recorded as other comprehensive income on the accompanying consolidated statements of operations at each reporting date.  As a result of the unobservable inputs, the available-for-sale security was classified as Level 3 as of March 31, 2024 and December 31, 2023.

There were no transfers among the three hierarchies for the three months ended March 31, 2024 and 2023.

Note 21 – Subsequent events

On April 26, 2024, the Company appointed Mr. Lei Zhang as a director, chair of the Compensation Committee, and member of the Audit Committee and Nominating Committee and Mr. Yun Zhang as a director, chair of the Nominating Committee, and member of the Audit Committee and Compensation Committee of the Company, each of Mr. Lei Zhang and Mr. Yun Zhang will receive $5,000 annual compensation, effective April 26, 2024.

On May 13, 2024, the Company received a written notice from the Listing Qualifications Department of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s common stock was below $1.00 for the last 30 consecutive trading days, the Company no longer complies with the minimum bid price requirement (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5450(a)(1). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has an initial compliance period of 180 calendar days, or until November 11, 2024, to regain compliance with the Minimum Bid Price Requirement.

If the Company does not regain compliance by November 11, 2024, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required, among other things, to meet the continued listing requirement for market value of publicly held shares, as well as all other standards for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal Nasdaq’s determination to a Nasdaq Listing Qualifications Panel and request a hearing.

The Company intends to monitor the closing bid price of the common stock and consider its available options to resolve the noncompliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will be able to regain compliance with the Nasdaq Capital Market’s continued listing requirements or that Nasdaq will grant the Company a further extension of time to regain compliance, if applicable.

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

The Company aims to generate revenue from: 1) Service revenue and advertising revenue from digital human creation and customization; 2) Products’ sales revenue from social live streaming e-commerce business; and 3) Virtual paid gifts revenue from live streaming interactive gaming.

Recent Development

Change of Auditor

On October 9, 2023, the Company notified its independent registered public accounting firm, Enrome LLP, its decision to dismiss Enrome LLP as the Company’s auditor. On October 12, 2023, the Audit Committee and the Board of Directors of the Company approved the appointment of HTL as its new independent registered public accounting firm to audit the Company’s consolidated statements.

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

On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe, which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in Shanghai Xianzhui”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% equity interest in Shanghai Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. On January 11, 2024, the Company issued the 400,000 shares of its common stock to Beijing Hehe, at the price of $2.5 per share, and the transaction was completed. As of March 31, 2024, the Company owns 73.3333% of the total equity interest of Shanghai Xianzhui.

Registered Direct Offering

On March 26, 2024, the Company issued 810,277 shares of common stock in a registered direct offering. See Note 16 of the notes to the unaudited condensed consolidated financial statements.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic did not have a material impact on our business or results of operation for the three months ended March 31, 2024 and 2023. However, the extent to which the COVID-19 pandemic may negatively impact the general economy and our business is highly uncertain and cannot be accurately predicted. These uncertainties may impede our ability to conduct our operations and could materially and adversely affect our business, financial condition and results of operations, and as a result could adversely affect our stock price and create more volatility.

Results of Operations

For Three Months Ended March 31, 2024 vs. March 31, 2023

	For Three Months Ended March 31,			Percentage
	2024	2023	Change	Change
Operating expenses	$4,178,447	$4,617	$4,173,830	90,401.3%
Loss from operations	(4,178,447)	(4,617)	(4,173,830)	90,401.3%
Other income, net	21,946	-	21,946	100.0%
Loss before income tax from continuing operations	(4,156,501)	(4,617)	(4,151,884)	89,926.0%
Provision for income taxes	1,038	-	1,038	100.0%
Loss from continuing operations	(4,157,539)	(4,617)	(4,152,922)	89,948.5%
Net loss attributable to noncontrolling interest	(178,911)	-	(178,911)	(100.0)%
Loss from continuing operations attributable to GD Culture Group Limited	(3,978,628)	(4,617)	(3,974,011)	86,073.4%
Discontinued operations:
Loss from discontinued operations	-	(16,692)	16,692	(100.0)%
Net Loss	$(4,157,539)	$(21,309)	$(4,136,230)	19,410.7%

Operating Expenses

The Company’s operating expenses include selling and marketing (“S&M”) expenses, general and administrative (“G&A”) expenses, research and development (“R&D”) expenses. S&M expenses increased to approximately $2.2 million for the three months ended March 31, 2024, compared to nil for the three months ended March 31, 2023. The increase was mainly due to the Company increased inputs on digital human and e-commerce live streaming marketing and advertising to improve its brand reputation, attract a large following on social media. G&A expenses increased by approximately $1.8 million from $4,617 for the three months ended March 31, 2023 to approximately $1.8 million for the three months ended March 31, 2024. The increase was mainly due to the combined impact of (i) the expansion of our administrative associated personnel cost, (ii) increase in operating and lease expenses for offices, (iii) increase in the professional service fee and (iv) amortization of intangible assets. R&D expenses increased to $217,500 for the three months ended March 31, 2024, compared to nil for the three months ended March 31, 2023. The increase was mainly due to the Company increased inputs on research and development about our artificial intelligence based digital human application, to create unconventional digital characters and customize digital humans to support the clients’ marketing efforts.

Other Income, Net

The Company’s other income increased by approximately $22 thousand during the three months ended March 31, 2024, compared to nil for the three months ended March 31, 2023. The increase was mainly due to the interest income earned from the loan to a third party.

Loss from Continuing Operations

As a result of the foregoing, loss from continuing operations for the three months ended March 31, 2024 was approximately $4.1 million, an increase of approximately 89,948.5%, from loss from continuing operations of $4,617 for the three months ended March 31, 2023.

Net Loss

The Company’s net loss increased by approximately $4.1 million, or 19,410.7%, to approximately $4.2 million net loss for the three months ended March 31, 2024, from $21,309 net loss for the three months ended March 31, 2023. The increase was mainly due to the combined impact of (i) the expansion of our administrative associated personnel cost, (ii) increase in operating and lease expenses for offices and (iii) increase in researching and development about our artificial intelligence based digital human application.

Critical Accounting Policies and Estimates

The Company prepares its unaudited condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates, assumptions and judgments that can significantly impact the amounts the Company reports as assets, liabilities, revenue, costs and expenses and the related disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable under the circumstances. The Company’s actual results could differ significantly from these estimates under different assumptions and conditions. The Company has identified the following key accounting estimates:

Convertible Notes Receivable

The Company evaluated the terms of the DigiTrax Convertible Notes and the Liquid Convertible Notes (as defined in Note 12 of the unaudited condensed consolidated financial statements) according to ASC 320 “Investments — Debt Securities” and concluded that the convertible notes should be classified as an available-for-sale security and measured at fair value. To evaluate the fair value of the available-for-sale security, the Company used the valuation methodology of income approach, which is determined by the future cash flow forecast. The fair value changes of these notes were recorded as accumulated other comprehensive income on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended as of the reporting period.

Impairment of long-lived assets

The Company’s determination of whether or not an indication of impairment exists at the cash generating unit level requires significant management judgment pertaining to intangible assets, including a copyright of a broadcast game (the “Tribal Light”) and 55 digital humans, which are used for online living-stream, as well as the operating Right-of-use (“ROU”) assets, including the offices of the Company. Management considers both external and internal sources of information in assessing whether there are any indications that the Company’s intangible assets and ROU assets are impaired.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The new amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the unaudited condensed consolidated financial statements. The Company adopted ASU 2021-08 since January 1, 2024.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for fiscal years beginning after 15 December 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the unaudited condensed consolidated financial statements. The Company adopted ASU 2022-03 since January 1, 2024.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company will begin providing the enhanced reportable segment financial disclosures effective with its Annual Report on Form 10-K for the year ending December 31, 2024.

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets this criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the unaudited condensed consolidated financial statements. The Company adopted ASU 2022-08 since January 1, 2024.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contributions. Cash is required to repay debts and pay salaries, office expenses and other operating expenses. As of March 31, 2024, our net working capital was approximately $5.6 million.

We believe that current levels of cash and cash flows from operations will be sufficient to meet its anticipated cash needs for at least the next twelve months from the date the unaudited condensed consolidated financial statements to be issued. However, it may need additional cash resources in the future if it experiences changed business conditions or other developments, and may also need additional cash resources in the future if it wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash and cash equivalents on hand, the Company may seek to issue debt or equity securities or obtain additional credit facility.

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(3,617,910)	$(380,634)
Net cash used in investing activities	(1,900,000)	-
Net cash provided by financing activities	830,533	-
Effect of exchange rate change on cash and cash equivalents	(1,940)	1,695
Net change in cash and cash equivalents	$(4,689,317)	$(378,939)

As of March 31, 2024 and December 31, 2023, the Company had cash in the amount of $486,201 and $5,175,518, respectively. As of March 31, 2024 and December 31, 2023, $44,377 and $211,222 were deposited with one financial institution located in the PRC, respectively. As of March 31, 2024 and December 31, 2023, $441,824 and $4,964,296 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $3.6 million for the three months ended March 31, 2024, as compared to approximately $0.4 million net cash used in operating activities for the three months ended March 31, 2023. Net loss for the three months ended March 31, 2024 was approximately $4.2 million, as compared to approximately $21 thousands for the three months ended March 31, 2023. Adjustments to reconcile net loss to net cash used in operating activities increased by approximately $0.3 million, mainly due to the increased amortization of intangible assets and right - of - use assets, and changes in operating assets and liabilities increased approximately $0.6 million.

Investing activities

Net cash used in investing activities was approximately $1.9 million for the three months ended March 31, 2024, as compared to nil for the three months ended March 31, 2023. Net cash used in investing activities was increased by approximately $1.9 million, due to the increase of the loan to a third party.

Financing activities

Net cash provided by financing activities was approximately $0.8 million for the three months ended March 31, 2024, as compared to nil net cash provided by financing activities for the three months ended March 31, 2023. Net cash provided by financing activities was mainly due to approximately $0.8 million proceeds from the issuance of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer (the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the information included in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

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

On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe, which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section), pursuant to which Highlight WFOE agreed to purchase 13.3333% equity interest in SH Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. On January 11, 2024, the Company issued the 400,000 shares of its common stock to Beijing Hehe and the transaction was completed. As of the date of this Quarterly Report on Form 10-Q, the Company owns 73.3333% of the total equity interest of Shanghai Xianzhui.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2024.

GD CULTURE GROUP LIMITED

May 20, 2024	By:	/s/ Xiaojian Wang
	Name:	Xiaojian Wang
	Title:	Chief Executive Officer, President and
Chairman of the Board

May 20, 2024	By:	/s/ Zihao Zhao
	Name:	Zihao Zhao
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)