Form 10-K/A
period 2023-12-31
GD Culture Group Ltd
filed 2024-07-08
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Amendment No.1)

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

Explanatory Note

GD Culture Group Limited is filing this Amendment No. 1 to Form 10-K (the “Amendment No. 1”) to our annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 2, 2024 (the “Original Filings”), to update the information regarding the Company’s unique risks with part of the operations conducted by one of our subsidiaries based in China, recent regulatory development in China, the corporate structure chart, and the transfers of cash and other assets by and between the holding company and its subsidiaries, and to include condensed consolidating schedules that disaggregates the operations and depicts the financial position, cash flows, and results of operations as of and for the fiscal years ended December 31, 2023 and 2022. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our chief executive officer and chief financial officer are being filed as exhibits to this Amendment No. 1.

This Amendment No. 1 speaks as of the filing date of the Original Filings. Other than as set forth above, this Amendment No. 1 does not, and does not purport to, amend, update or restate any other information or disclosure included in the Original Filings, or reflect any events that have occurred since the date thereof.

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

iii

PART I

Item 1. Business

Overview

GD Culture Group Limited (formerly known as JM Global Holding Company, TMSR Holding Company Limited, and Code Chain New Continent Limited) is a Nevada company that conducts its operations and operates its business in both United States and China by itself and through its subsidiaries, AI Catalysis Corp., a Nevada corporation, and Shanghai Xianzhui Technology Co., Ltd., a company incorporated in China. The majority of the Company’s operation is in the United States. Investors are cautioned that you are not buying shares of a China-based operating company but instead are buying shares of a Nevada company with operations conducted itself and through its subsidiaries in Nevada and in China and that this structure involves unique risks to investors.

Prior to September 28, 2022, Makesi IoT Technology (Shanghai) Co., Ltd., a then indirect subsidiary of the Company (“Makesi WFOE”), had a series of contractual arrangement with Sichuan Wuge Network Games Co., Ltd. (“Wuge”) and its shareholders that established a variable interest entity (the “VIE”) structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Wuge. Accordingly, under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Company treated Wuge as the consolidated affiliated entity and has consolidated Wuge’s financial statements prior to September 28, 2022. Wuge focused its business on research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs. On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE Agreements and to cancel the shares previously issued to the shareholders of Wuge, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

Prior to June 26, 2023, Makesi WFOE had a series of contractual arrangement with Shanghai Yuanma Food and Beverage Management Co., Ltd. (“Yuan Ma”) and its shareholders that established a VIE structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Yuan Ma. Accordingly, under U.S. GAAP, the Company treated Yuan Ma as the consolidated affiliated entity and has consolidated Yuan Ma’s financial results in the Company’s consolidated financial statements prior to June 26, 2023. On June 26, 2023, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR Holdings Limited (“TMSR HK”), which owned 100% equity interest in Makesi WFOE. The purchase price for the transaction contemplated by the Agreement was $100,000. The sale of TMSR HK did not have any material impact on the Company’s consolidated financial statements.

Prior to September 26, 2023, Highlight WFOE had a series of contractual arrangement with Highlight Media and its shareholders that established a VIE structure. For accounting purposes, Highlight WFOE was the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, the Company treated Highlight Media as the consolidated affiliated entity and has consolidated Highlight Media’s financial results in the Company’s financial statements prior to September 26, 2023. Highlight Media was an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sold the interest in the VIE Agreements for a purchase price of $100,000. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

As of December 31, 2023 and as of the date of this annual report, we do not have a VIE structure.

It should be noted that Chinese regulatory authorities could change the rules and regulations regarding foreign ownership in the industry in which the Company operates, which would likely result in a material change in our operations and/or a material change in the value of the securities we are registering for sale, including that it could cause the value of such securities to significantly decline or become worthless. Investors in our common stock should be aware that they do not directly hold equity interests in the operating subsidiaries in Nevada and China, but rather are purchasing equity in GD Culture Group Limited, our Nevada company, which directly and indirectly owns 100% equity interests in the operating subsidiaries in Nevada and China, respectively. See “Risk Factors — Risks Related to Doing Business in China” at page 26

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties. See “Risk Factors — Risks Related to Doing Business in China — Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us” on page 29 and “Given the Chinese government’s significant oversight and discretion over the conduct of the business of Shanghai Xianzhui, the Chinese government may intervene or influence its operations at any time, which could result in a material change in the operations of Shanghai Xianzhui and/or the value of our common stock” on page 29.

We are subject to certain legal and operational risks associated with our operations in China, including those changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition and results of operations. PRC laws and regulations governing our business operations in China are sometimes vague and uncertain, and therefore, these risks could result in a material change in our operations and/or the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our ordinary shares to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

In addition, on December 28, 2021, the Cyberspace Administration of the PRC (the “CAC”), the National Development and Reform Commission (“NDRC”), and several other administrations jointly issued the revised Measures for Cybersecurity Review, or the Revised Review Measures, which became effective and has replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. Given the recency of the issuance of the Revised Review Measures and their pending effectiveness, there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. For example, it is unclear whether the requirement of cybersecurity review applies to follow-on offerings by an “online platform operator” that is in possession of personal data of more than one million users where the offshore holding company of such operator is already listed overseas. Furthermore, the CAC released the draft of the Regulations on Network Data Security Management in November 2021 for public consultation, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year.  If the draft Regulations on Network Data Security Management are enacted in the current form, we, as an overseas listed company, will be required to carry out an annual data security review and comply with the relevant reporting obligations.

As advised by Junjin Law Firm, we will not be subject to cybersecurity review with the CAC, given that: (i) Shanghai Xianzhui does not possess and does not anticipate that it will possess a large amount of personal information in our business operations and (ii) data processed in Shanghai Xianzhui’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, for the same reasons, we are not subject to network data security review by the CAC if the Draft Regulations on the Network Data Security Administration are enacted as proposed. However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities. See “Risk factors — Risk Factors Related to Doing Business in China — Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers or face other penalties.”

On February 17, 2023, the China Securities Regulatory Commission, or the CSRC, announced the Circular on the Administrative Arrangements for Filing of Securities Offering and Listing by Domestic Companies, or the Circular, and released a set of new regulations which consists of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines. On the same date, the CSRC also released the Notice on the Arrangements for the Filing Management of Overseas Listing of Domestic Companies, or the Notice. The Trial Measures came into effect on March 31, 2023. The Trial Measures refine the regulatory system by subjecting both direct and indirect overseas offering and listing activities to the CSRC filing-based administration. Requirements for filing entities, time points and procedures are specified. A PRC domestic company that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC per the requirements of the Trial Measures. Where a PRC domestic company seeks to indirectly offer and list securities in overseas markets, the issuer shall designate a major domestic operating entity, which shall, as the domestic responsible entity, file with the CSRC. The Trial Measures also lay out requirements for the reporting of material events. Breaches of the Trial Measures, such as offering and listing securities overseas without fulfilling the filing procedures, shall bear legal liabilities, including a fine between RMB 1.0 million (approximately $150,000) and RMB 10.0 million (approximately $1.5 million), and the Trial Measures increase the cost for offenders by enforcing accountability with administrative penalties and incorporating the compliance status of relevant market participants into the Securities Market Integrity Archives.

According to the Circular, since the date of effectiveness of the Trial Measures on March 31, 2023, PRC domestic enterprises falling within the scope of filing that have been listed overseas or met the following circumstances are “existing enterprises”: before the effectiveness of the Trial Measures on March 31, 2023, the application for indirect overseas issuance and listing has been approved by the overseas regulators or overseas stock exchanges (such as the registration statement has become effective on the U.S. market), it is not required to perform issuance and listing supervision procedures of the overseas regulators or overseas stock exchanges, and the overseas issuance and listing will be completed by September 30, 2023. Existing enterprises are not required to file with the CSRC immediately, and filings with the CSRC should be made as required if they involve refinancings and other filing matters. PRC domestic enterprises that have submitted valid applications for overseas issuance and listing but have not been approved by overseas regulatory authorities or overseas stock exchanges at the date of effectiveness of the Trial Measures on March 31, 2023 can reasonably arrange the timing of filing applications with the CSRC and shall complete the filing with the CSRC before the overseas issuance and listing.

In addition, an overseas-listed company must also submit the filing with respect to its follow-on offerings, issuance of convertible corporate bonds and exchangeable bonds, and other equivalent offering activities, within the time frame specified by the Trial Measures.

As advised by Junjin Law Firm, because the Company is not a company registered and formed in the territory of China, its continued listing on Nasdaq and future offerings are not “direct overseas offering and listing of domestic enterprises” as defined under the Trial Measures. Furthermore, according to Article 2 of the Trial Measures, the “indirect overseas offering and listing of domestic enterprises” refers to the overseas offering and listing of enterprises whose main business activities are in China, in the name of enterprises registered overseas, which offering and listing are based on the equity, assets, income or other similar rights and interests of the domestic enterprises. According to Article 15 of the Trial Measures, if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an “indirect overseas offering and listing of domestic enterprises”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China. The Company does not meet both the requirements under Article 15 of the Trial Measures and therefore its continued listing on Nasdaq and future offerings are not an “Indirect overseas offering and listing of domestic enterprises”, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, as advised by Junjin Law Firm, we are not required to complete the record filing requirement under the Trial Measures. However, if we inadvertently conclude that such filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to complete the filing procedures in the future, we may be subject to investigations by the regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. See “Risk Factors — Risks Related to Doing Business in China”.

As of the date of this report, we have received all requisite permissions or approvals and no permissions or approvals have been denied. No relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations.

The Standing Committee of the National People’s Congress, or the SCNPC, or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that requires our company or our PRC subsidiary to obtain regulatory approval from Chinese authorities for our Company’s continued listing in the U.S. In other words, although the Company has not received any denial to list on Nasdaq, our operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our PRC subsidiary (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice. See “Risk Factors — Risks Related to Doing Business in China” for more information.

Furthermore, since 2021, the Chinese government has strengthened its anti-monopoly supervision, mainly in three aspects: (1) establishing the National Anti-Monopoly Bureau; (2) revising and promulgating anti-monopoly laws and regulations, including: the Anti-Monopoly Law (draft Amendment published on October 23, 2021 for public opinions), the anti-monopoly guidelines for various industries, and the detailed Rules for the Implementation of the Fair Competition Review System; and (3) expanding the anti-monopoly law enforcement targeting Internet companies and large enterprises. As of the date of this report, the Chinese government’s recent statements and regulatory actions related to anti-monopoly concerns have not impacted our ability to conduct business, accept foreign investments, or list on a U.S. or other foreign exchange because neither the Company nor its PRC subsidiary engages in monopolistic behaviors that are subject to these statements or regulatory actions.

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. This summary does not address all of the risks that we face. Please refer to the information contained in and incorporated by reference under the heading “Risk Factors” on page 25 of this report.

Risks Related to Doing Business in China

Risks related to doing business in China, beginning on page 26 of this report, include but are not limited to the following:

●	PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from future financing activities to make loans or additional capital contributions to our PRC operating subsidiary (see page 26 of this report).

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations (see page 27 of this report).

●	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders (see page 27 of this report).

●	We must comply with the Foreign Corrupt Practices Act and Chinese anti-corruption laws (see page 28 of this report).

●	Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us (see page 29 of this report).

●	Our business may be materially and adversely affected if our PRC subsidiary declare bankruptcy or become subject to a dissolution or liquidation proceeding (see page 29 of this report).

●	Given the Chinese government’s significant oversight and discretion over the conduct of the business of Shanghai Xianzhui, the Chinese government may intervene or influence its operations at any time, which could result in a material change in the operations of Shanghai Xianzhui and/or the value of our common stock (see page 29 of this report).

●	Increases in labor costs in the PRC may adversely affect our business and results of operations (see page 31 of this report).

●	PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiary ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law (see page 32 of this report).

●	Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers and face other penalties (see page 32 of this report).

●	If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, listing and future offerings and our reputation and could result in a loss of your investment in our common stock, especially if such matter cannot be addressed and resolved favorably (see page 36 of this report).

●	We conduct part of our operations in China. As such, the PRC government may exercise significant oversight and discretion over the conduct of our operating subsidiaries’ business and may intervene in or influence their operations at any time, which could result in a material change in their operations and/or the value of our ordinary shares. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may also be implemented quickly with little advance notice. Therefore, our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain (see page 39 of this report).

●	The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). With such rules in effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless (see page 35 of this report).

●	The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Although the audit report included in annual report was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our common stock may be delisted or prohibited from trading (see page 36 of this report).

●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China (see page 38 of this report).

Business Overview

The Company focuses its business on three segments mainly through the Company and two subsidiaries, AI Catalysis and Shanghai Xianzhui: 1) AI-driven digital human creation and customization; 2) Live streaming and e-commerce and 3) Live streaming interactive game. The company has relentlessly been focusing on serving its customers and creating value for them through the continual innovation and optimization of its products and services.

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

Corporate Information

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

Summary of Financial Position and Cash Flows of GD Culture Group Limited, its subsidiaries and the VIEs

The consolidated financial statements included in this annual report reflect financial position and cash flows of GD Culture Group Limited, together with those of its subsidiaries, on a consolidated basis. The tables below are condensed consolidating schedules summarizing separately the financial position and cash flows of GD Culture Group Limited, its subsidiaries, VIEs (Shanghai Highlight Media Co., Ltd. and Sichuan Wuge Network Games Co., Ltd.), together with eliminating adjustments:

	December 31, 2022
	Total	VIEs(1)	GD Culture Group Limited
Cash and cash equivalents	$389,108	$215,880	$173,228
Accounts receivable, net	194,520	194,520	-
Other receivables, net	1,026,293	78,293	948,000
Total current assets	1,609,921	488,693	1,121,228
Plants and equipment	502	502	-
Goodwill	2,190,485	-	2,190,485
Total assets	$3,800,908	$489,195	$3,311,713
Current liabilities	333,784	333,784	-
Total liabilities	333,784	333,784	-
Net assets	$3,467,124	$155,411	$3,311,713

	For the Year Ended December 31, 2022
	Total	VIEs(1)	GD Culture Group Limited
Operating revenues	$7,769,919	$7,769,919	$-
Cost of revenue	5,625,720	5,625,720	-
Gross profit	2,144,199	2,144,199	-
Total operating expenses	28,724,695	28,310,544	414,151
Income (loss)from operations	(26,580,496)	(26,166,345)	(414,151)
Total other income (expense), net	135,083	135,083	-
Provision for income tax	(315,933)	(315,933)	-
Net Income (loss)	$(26,761,346)	$(26,347,195)	$(414,151)

	For the Year Ended December 31, 2023
	Total	VIEs(1)	GD Culture Group Limited	Other Entities
Operating revenues	$165,993	$165,993	$-	$-
Cost of revenue	88,658	88,658	-	-
Gross profit	77,335	77,335	-	-
Total operating expenses	14,200,828	2,209,894	7,406,876	4,584,058
Income (loss)from operations	(14,123,493)	(2,132,559)	(7,406,876)	(4,584,058)
Total other income (expense), net	104,929	510	203,999	(99,580)
Provision for income tax	(327,822)	-	(327,822)	-
Net Income (loss)	$(14,346,386)	$(2,132,049)	$(7,530,699)	$(4,683,638)

(1)	The VIEs include the following entities:

Prior to September 28, 2022, Makesi IoT Technology (Shanghai) Co., Ltd., a then indirect subsidiary of the Company (“Makesi WFOE”), had a series of contractual arrangement with Sichuan Wuge Network Games Co., Ltd. (“Wuge”) and its shareholders that established a variable interest entity (the “VIE”) structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Wuge. Accordingly, under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Company treated Wuge as the consolidated affiliated entity and has consolidated Wuge’s financial statements prior to September 28, 2022. Wuge focused its business on research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs. On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE Agreements and to cancel the shares previously issued to the shareholders of Wuge, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

Prior to June 26, 2023, Makesi WFOE had a series of contractual arrangement with Shanghai Yuanma Food and Beverage Management Co., Ltd. (“Yuan Ma”) and its shareholders that established a VIE structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Yuan Ma. Accordingly, under U.S. GAAP, the Company treated Yuan Ma as the consolidated affiliated entity and has consolidated Yuan Ma’s financial results in the Company’s consolidated financial statements prior to June 26, 2023. On June 26, 2023, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR Holdings Limited (“TMSR HK”), which owned 100% equity interest in Makesi WFOE. The purchase price for the transaction contemplated by the Agreement was $100,000. The sale of TMSR HK did not have any material impact on the Company’s consolidated financial statements.

Prior to September 26, 2023, Highlight WFOE had a series of contractual arrangement with Highlight Media and its shareholders that established a VIE structure. For accounting purposes, Highlight WFOE was the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, the Company treated Highlight Media as the consolidated affiliated entity and has consolidated Highlight Media’s financial results in the Company’s financial statements prior to September 26, 2023. Highlight Media was an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sold the interest in the VIE Agreements for a purchase price of $100,000. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

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

Recent Regulatory Developments

On December 28, 2021, the CAC, the National Development and Reform Commission (“NDRC”), and several other administrations jointly issued the revised Measures for Cybersecurity Review, or the Revised Review Measures, which became effective and has replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. Given the recency of the issuance of the Revised Review Measures and their pending effectiveness, there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. For example, it is unclear whether the requirement of cybersecurity review applies to follow-on offerings by an “online platform operator” that is in possession of personal data of more than one million users where the offshore holding company of such operator is already listed overseas. Furthermore, the CAC released the draft of the Regulations on Network Data Security Management in November 2021 for public consultation, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year.  If the draft Regulations on Network Data Security Management are enacted in the current form, we, as an overseas listed company, will be required to carry out an annual data security review and comply with the relevant reporting obligations.

As advised by Junjin Law Firm, we will not be subject to cybersecurity review with the CAC, given that: (i) Shanghai Xianzhui does not possess and does not anticipate that it will possess a large amount of personal information in our business operations and (ii) data processed in Shanghai Xianzhui’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, for the same reasons, we are not subject to network data security review by the CAC if the Draft Regulations on the Network Data Security Administration are enacted as proposed. However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities. See “Risk factors — Risk Factors Related to Doing Business in China — Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers or face other penalties.”

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

In addition, an overseas-listed company must also submit the filing with respect to its follow-on offerings, issuance of convertible corporate bonds and exchangeable bonds, and other equivalent offering activities, within the time frame specified by the Trial Measures.

As advised by Junjin Law Firm, because the Company is not a company registered and formed in the territory of China, its continued listing on Nasdaq and future offerings are not “direct overseas offering and listing of domestic enterprises” as defined under the Trial Measures. Furthermore, according to Article 2 of the Trial Measures, the “indirect overseas offering and listing of domestic enterprises” refers to the overseas offering and listing of enterprises whose main business activities are in China, in the name of enterprises registered overseas, which offering and listing are based on the equity, assets, income or other similar rights and interests of the domestic enterprises. According to Article 15 of the Trial Measures, if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an “indirect overseas offering and listing of domestic enterprises”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China. The Company does not meet both the requirements under Article 15 of the Trial Measures and therefore its continued listing on Nasdaq and future offerings are not an “Indirect overseas offering and listing of domestic enterprises”, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, as advised by Junjin Law Firm, we are not required to complete the record filing requirement under the Trial Measures. However, if we inadvertently conclude that such filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to complete the filing procedures in the future, we may be subject to investigations by the regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.. See “Risk Factors — Risks Related to Doing Business in China”.

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

Our previous auditor, Enrome LLP, with their headquarter at 143 Cecil St, #19-03/04 GB Building, Singapore 069542, has been inspected by the PCAOB on a regular basis in the audit period. Our current auditor, HTL International, LLC , with their headquarter at 12 Greenway Plaza Suite 1100, Houston, Texas 77046, has been inspected by the PCAOB on a regular basis as well. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities. See “Risk Factors—Risks Related to Doing Business in China  — The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies.”

Asset Transfer between our Company and our Subsidiaries

During the fiscal years ended December 31, 2023, GDC transferred a total of $2,100,000 to its subsidiary AI Catalysis Corp. No subsidiary made any dividends or distributions to GDC. GDC did not make any dividends or distributions to U.S. investors.

During the fiscal years ended December 31, 2022, there was no transfer of assets between GDC and its subsidiaries. GDC did not make any dividends or distributions to U.S. investors.

GDC may rely on dividends to be paid by our subsidiaries, including those based in the PRC, to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. As of the date of this report, we have not distributed any earnings (including any earnings as a result of the Termination Agreement) as dividends to our investors, and we have no intention of distributing any earnings as dividends to our investors. If our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. As of the date of this report, there are no transfers, dividends, or distributions have been made between GDC, the subsidiaries, or to investors. Under the Nevada Revised Statutes and the Articles of Incorporation and Bylaws of AI Catalysis, dividends may be declared by the Board of Directors at any regular or special meeting. No distribution may be made if, after giving it effect: (a) AI Catalysis would not be able to pay its debts as they become due in the usual course of business; or (b) AI Catalysis’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if AI Catalysis were to be dissolved immediately after the time of the distribution, to satisfy the preferential rights upon such dissolution of holders of shares of any class or series of the capital stock of AI Catalysis having preferential rights superior to those receiving the distribution. Under PRC laws and regulations, our PRC subsidiary may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Further, our PRC subsidiary is required to make appropriations to certain statutory reserve funds or may make appropriations to certain discretionary funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. See “Risk Factors — Risks Related to Our Corporate Structure — We rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock” at page 25 of this report, and “Risk Factors — Risks Related to Doing Business in China — “PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from future financing activities to make loans or additional capital contributions to our PRC operating subsidiary” at page 26 of this report, and the “consolidated financial statements” as set forth below.

Under PRC laws and regulations, our PRC subsidiary is subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to us. Remittance of dividends by a wholly foreign-owned enterprise out of China is also subject to examination by the banks designated by the State Administration of Foreign Exchange, or SAFE. Under PRC law, GDC may provide funding to our PRC subsidiaries only through capital contributions or loans, subject to satisfaction of applicable government registration and approval requirements. For the fiscal years ended December 31, 2023, and 2022, GDC did not provide any funding to our PRC subsidiary.

We expect that revenue, if any, to be generated by our PRC operating subsidiary, Shanghai Xianzhui, will be in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC operating subsidiary to use its Renminbi revenues to pay dividends to us. To the extent cash or assets in the business is in the PRC/Hong Kong or a PRC/Hong Kong entity, the funds or assets may not be available to fund operations or for other use outside of the PRC/Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash or assets. Shortages in the availability of foreign currency may temporarily delay the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. In view of the foregoing, to the extent cash in our business is held in China or by a PRC entity, such cash may not be available to fund operations or for other use outside of the PRC. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of our PRC subsidiary to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. See “Risk Factors — Risks Related to Our Corporate Structure — We rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock.”

GDC presently does not maintain any cash management policies which dictate how funds are transferred, however, continues to conduct regular review and management of all its subsidiaries’ cash transfers and reports to board of directors.

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

The Establishment of the Joint Venture

On August 10, 2023, Shanghai Highlight, an indirect subsidiary of the Company, Beijing Hehe Property Management Co., Ltd. (“Beijing Hehe”), and Tianjing Yuese Jewelry Co. Ltd. (“Tianjing Yuese”), established Shanghai Xianzhui under the laws of the People’s Republic of China for social media marketing. Shanghai Highlight owned 60% of the equity interest of Shanghai Xianzhui, Beijing Hehe owned 20% of the equity interest of Shanghai Xianzhui and Tianjing Yuese owned the remaining 20% of the equity interest of Shanghai Xianzhui.

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

Governmental Regulations in PRC

As of the date of this report, we have received all requisite permissions or approvals and no permissions or approvals have been denied. No relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations.

An overseas-listed company must also submit the filing with respect to its follow-on offerings, issuance of convertible corporate bonds and exchangeable bonds, and other equivalent offering activities, within the time frame specified by the Trial Measures. As advised by Junjin Law Firm, because the Company is not a company registered and formed in the territory of China, its continued listing on Nasdaq and future offerings are not “direct overseas offering and listing of domestic enterprises” as defined under the Trial Measures. Furthermore, according to Article 2 of the Trial Measures, the “indirect overseas offering and listing of domestic enterprises” refers to the overseas offering and listing of enterprises whose main business activities are in China, in the name of enterprises registered overseas, which offering and listing are based on the equity, assets, income or other similar rights and interests of the domestic enterprises. According to Article 15 of the Trial Measures, if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an “indirect overseas offering and listing of domestic enterprises”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China. The Company does not meet both the requirements under Article 15 of the Trial Measures and therefore its continued listing on Nasdaq and future offerings are not an “Indirect overseas offering and listing of domestic enterprises”, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, as advised by Junjin Law Firm, we are not required to complete the record filing requirement under the Trial Measures. However, if we inadvertently conclude that such filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to complete the filing procedures in the future, we may be subject to investigations by the regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.. See “Risk Factors — Risks Related to Doing Business in China”.

The Standing Committee of the National People’s Congress, or the SCNPC, or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that requires our company or our PRC subsidiary to obtain regulatory approval from Chinese authorities for our Company’s continued listing in the U.S. In other words, although the Company has not received any denial to list on Nasdaq, our operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our PRC subsidiary (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice. See “Risk Factors — Risks Related to Doing Business in China” for more information.

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. The Company’s PRC operating company, Shanghai Xianzhui’s business license covers its present business of technology development and consulting, and technical support for digital humans.

Employment laws

Shanghai Xianzhui is subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. China’s National Labor Law, which became effective on January 1, 1995, and amended on August 27, 2009, and China’s National Labor Contract Law, which became effective on January 1, 2008, and amended on December 28, 2012, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.

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

We expect that revenue, if any, to be generated by our PRC operating subsidiary, Shanghai Xianzhui, will be in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC operating subsidiary to use its Renminbi revenues to pay dividends to us. To the extent cash or assets in the business is in the PRC/Hong Kong or a PRC/Hong Kong entity, the funds or assets may not be available to fund operations or for other use outside of the PRC/Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash or assets. Shortages in the availability of foreign currency may temporarily delay the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. In view of the foregoing, to the extent cash in our business is held in China or by a PRC entity, such cash may not be available to fund operations or for other use outside of the PRC. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of our PRC subsidiary to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. As of the date of this report, there is no transfers, dividends, or distributions have been made between GDC, the subsidiaries, or to investors.

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

As of the date of this report, we have received all requisite permissions or approvals and no permissions or approvals have been denied. No relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations.

An overseas-listed company must also submit the filing with respect to its follow-on offerings, issuance of convertible corporate bonds and exchangeable bonds, and other equivalent offering activities, within the time frame specified by the Trial Measures. As advised by Junjin Law Firm, because the Company is not a company registered and formed in the territory of China, its continued listing on Nasdaq and future offerings are not “direct overseas offering and listing of domestic enterprises” as defined under the Trial Measures. Furthermore, according to Article 2 of the Trial Measures, the “indirect overseas offering and listing of domestic enterprises” refers to the overseas offering and listing of enterprises whose main business activities are in China, in the name of enterprises registered overseas, which offering and listing are based on the equity, assets, income or other similar rights and interests of the domestic enterprises. According to Article 15 of the Trial Measures, if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an “indirect overseas offering and listing of domestic enterprises”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China. The Company does not meet both the requirements under Article 15 of the Trial Measures and therefore its continued listing on Nasdaq and future offerings are not an “Indirect overseas offering and listing of domestic enterprises”, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, as advised by Junjin Law Firm, we are not required to complete the record filing requirement under the Trial Measures. However, if we inadvertently conclude that such filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to complete the filing procedures in the future, we may be subject to investigations by the regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.. See “Risk Factors — Risks Related to Doing Business in China”.

The Standing Committee of the National People’s Congress, or the SCNPC, or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that requires our company or our PRC subsidiary to obtain regulatory approval from Chinese authorities for our Company’s continued listing in the U.S. In other words, although the Company has not received any denial to list on Nasdaq, our operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our PRC subsidiary (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice. See “Risk Factors — Risks Related to Doing Business in China” for more information.

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

As advised by Junjin Law Firm, we will not be subject to cybersecurity review with the CAC, given that: (i) Shanghai Xianzhui does not possess and does not anticipate that it will possess a large amount of personal information in our business operations and (ii) data processed in Shanghai Xianzhui’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, for the same reasons, we are not subject to network data security review by the CAC if the Draft Regulations on the Network Data Security Administration are enacted as proposed. However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities. See “Risk factors — Risk Factors Related to Doing Business in China — Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers or face other penalties.”

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

On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.  Our previous auditor, Enrome LLP, with their headquarter at 143 Cecil St, #19-03/04 GB Building, Singapore 069542, has been inspected by the PCAOB on a regular basis in the audit period. Our current auditor, HTL International, LLC , with their headquarter at 12 Greenway Plaza Suite 1100, Houston, Texas 77046, has been inspected by the PCAOB on a regular basis as well. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

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

We conduct part of our operations in China. As such, the PRC government may exercise significant oversight and discretion over the conduct of our operating subsidiaries’ business and may intervene in or influence their operations at any time, which could result in a material change in their operations and/or the value of our ordinary shares. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may also be implemented quickly with little advance notice. Therefore, our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain.

GDC conducts its operations and operates its business in both United States and China by itself and through its subsidiaries, AI Catalysis Corp., a Nevada corporation, and Shanghai Xianzhui Technology Co., Ltd., a company incorporated in China. The majority of the Company’s operation is in the United States. As of the date of this report, we are not materially affected by recent statements by the PRC government indicating an intention to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. However, due to certain long arm provisions in the current PRC laws and regulations, there remains regulatory uncertainty with respect to the implementation and interpretation of laws in the PRC. The PRC government may choose to exercise significant oversight and discretion, and the regulations to which our operating subsidiaries are subject may change rapidly and with little notice to us and our operating subsidiaries or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our and our operating subsidiaries’ current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	delay or impede our operating subsidiaries’ development;

●	result in negative publicity or increase our operating subsidiaries’ operating costs;

●	require significant management time and attention; and

●	subject our operating subsidiaries to remedies, administrative penalties and even criminal liabilities that may harm our operating subsidiaries’ business, including fines assessed for our operating subsidiaries’ current or historical operations, or demands or orders that our operating subsidiaries modify or even cease our operating subsidiaries’ business practices.

We are aware that recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in the PRC with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

Since these statements and regulatory actions are new, it is highly uncertain how soon the PRC legislative or administrative regulation making bodies will respond or what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, or what the potential impact that any such modified or new laws and regulations would have on our operating subsidiaries’ daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange.

The PRC government may intervene or influence our operating subsidiaries’ operations at any time and may exert more control over offerings conducted overseas and foreign investment in China-based issuers, which may result in a material change in our operating subsidiaries’ operations and/or the value of our ordinary shares. Any legal or regulatory changes that restrict or otherwise unfavorably impact our operating subsidiaries’ ability to conduct their business could decrease demand for their services, reduce revenues, increase costs, require our operating subsidiaries to obtain more licenses, permits, approvals or certificates, or subject them to additional liabilities. To the extent any new or more stringent measures are implemented, our operating subsidiaries’ business, financial condition and results of operations could be adversely affected, and the value of our ordinary shares could decrease or become worthless.

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

Asset Transfer between our Company and our Subsidiaries

During the fiscal years ended December 31, 2023, GDC transferred a total of $2,100,000 to its subsidiary AI Catalysis Corp. No subsidiary made any dividends or distributions to GDC. GDC did not make any dividends or distributions to U.S. investors. During the fiscal years ended December 31, 2022, there was no transfer of assets between GDC and its subsidiaries.  GDC did not make any dividends or distributions to U.S. investors. See “Item 1. Business – Overview – Asset Transfer between our Company and our Subsidiaries” for more detailed information.

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

Reference is made to Pages F-1 through F-38 comprising a portion of this Report on Form 10-K.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this report:

Name	Age	Position
Xiao Jian Wang	35	Chief Executive Officer, President, Chairman of the Board, and Director
Zihao Zhao	29	Chief Financial Officer and Director
Lu Cai	33	Chief Operating Officer
Lei Zhang (1)(2)(3)	36	Director, Chairman of the Compensation Committee
Shuaiheng Zhang (1)(2)(3)	60	Director, Chairman of the Audit Committee
Yun Zhang (1)(2)(3)	37	Director, Chairman of the Nominating and Corporate Governance Committee

(1)	Member of our Audit Committee

(2)	Member of our Compensation Committee

(3)	Member of our Nominating and Corporate Governance Committee

Business Experience and Directorships

The following describes the backgrounds of the director. Our board of directors has determined that (a) other than Messrs. Xiao Jian Wang and Zihao Zhao, all of our directors are independent directors as defined under the Nasdaq Stock Market’s listing standards governing members of boards of directors, and (b) the members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are independent under applicable SEC rules.

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

Mr. Lei Zhang

Mr. Lei Zhang was appointed as a director, chair of the Compensation Committee, and a member of the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee of the Company. Mr. Lei Zhang has more than 10 years of experience in accounting. Since 2018, he holds the position of Assistant Professor of Accounting at Simon Fraser University. His research contributions have been recognized, including receiving the Vanderbilt Music City Accounting Research Conference Best Paper Award in June 2022. Mr. Lei Zhang’s teaching experience spans courses such as Business Ethics and Corporate Social Responsibility, Introduction to Managerial Accounting, and Intermediate Managerial Accounting. His academic journey reflects a commitment to excellence and a passion for advancing accounting knowledge. Mr. Lei Zhang earned his Ph.D. in Accounting from the University of British Columbia in 2018.

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

Mr. Yun Zhang

Yun Zhang was appointed as a director, chair of the Nominating Committee, and a member of the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee of the Company. Mr. Yun Zhang has extensive experience across various roles, currently serves as a Consultant at China Machinery Engineering Corporation in Vancouver since September 2018. In this capacity, Mr. Yun Zhang is responsible for promoting and negotiating projects with local companies on behalf of the Chinese State-Owned Company. Prior to this, from September 2017 to September 2018, Mr. Yun Zhang held the position of Purchasing Manager at Homemax Building Supplies Inc., Vancouver, where they implemented annual purchasing plans, managed contracts, and ensured optimal inventory levels. Earlier in their career, from January 2015 to September 2017, Mr. Yun Zhang served as the Accountant Manager at China GEZHOUBA Group Company Limited in Wuhan, China. In this role, he focused on generating comprehensive reporting packages, including business performance results, and compiled reviewed financial data for effective projections. Mr. Yun Zhang diverse professional journey spans different industries and responsibilities, showcasing their adaptability and expertise. Mr. Yun Zhang earned his bachelor’s degree in Accounting from the University of Adelaide in 2011.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. We anticipate that a majority of our board of directors will be independent as of the closing of the Business Combination. An “independent director” is defined under the Nasdaq rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We anticipate that our board of directors will determine that Mr. Lei Zhang, Mr. Shuaiheng Zhang and Mr. Yun Zhang are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Our Audit Committee currently consists of Mr. Shuaiheng Zhang, Mr. Yun Zhang and Mr. Lei Zhang, with Mr. Shuaiheng Zhang serving as the chairman of the Audit Committee. We believe that each of these individuals qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. We also believe that Mr. Shuaiheng Zhang qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is attached as an exhibit to this Report.

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

Compensation Committee

Our Compensation Committee currently consists of Mr. Lei Zhang, Mr. Shuaiheng Zhang, and Mr. Yun Zhang, with Mr. Lei Zhang serving as the chairman of the Compensation Committee. We anticipate that each of the members of our Compensation Committee will be independent under the applicable Nasdaq listing standards. Our board of directors has adopted a written charter for the Compensation Committee, which is attached as an exhibit to this Report.

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

Our Corporate Governance and Nominating Committee currently consists of Mr. Shuaiheng Zhang, Mr. Yi Zhong and Mr. Lei Zhang, with Mr. Yun Zhang serving as the chairman of the Corporate Governance and Nominating Committee. We anticipate that each of the members of our Corporate Governance and Nominating Committee will be independent under the applicable Nasdaq listing standards. Our board of directors has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.ccnctech.com.

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

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Xiao Jian Wang (1)	2023	34,725	65,275	-	-	-	100,000
(CEO, President, Chairman of the Board, and Director)	2022	-	-	-	-	-	-

Zihao Zhao(2)	2023	20,833	-	-	-	-	20,833
(CFO)	2022	-	-	-	-	-	-

Cai Lu (3)	2023	-	-	-	-	-	-
(COO)	2022	-	-	-	-	-	-

Shuang Zhang (4)	2023	-	-	-	-	-	-
(Former Vice President and Director)	2022	7,500	-	-	-	-	7,500

Hongxiang Yu (5)	2023	-	-	-	-	-	-
(Former CEO, President and Chairman of the Board)	2022	7,500	-	-	-	-	7,500

Wei Xu (6)	2023	7,500	-	-	-	-	7,500
(Former CEO, President and Chairman of the Board)	2022	10,000	-	-	-	-	10,000

Tingjun Yang (7)	2023	-	-	-	-	-	-
(Former CEO)	2022	-	-	-	-	-	-

Yi Li (8)	2023	-	-	-	-	-	-
(Former CFO)	2022	30,000	-	-	-	-	30,000

Jianan Liang (9)	2023	-	-				-
(Former COO)	2022	7,500	-	-	-		7,500

Tianxiang Zhu (10)	2023	-	-	-	-		-
(Former COO)	2022	15,000	-	-	-		15,000

Bibo Lin (11)	2023	-	-	-	-		-
(Former Vice President and Former director)	2022	7,500	-	-	-		7,500

(1)	Mr. Xiao Jian Wang was appointed as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective April 21, 2023.

(2)	Mr. Zihao Zhao was appointed as the Chief Financial Officer of the Company, effective April 21, 2023.

(3)	Ms. Cai Lu was appointed as the Chief Operating Officer on February 9, 2023.

(4)	Mr. Shuang Zhang was appointed as the Vice President and a director of the Company, effective October 4, 2022. Mr. Zhang resigned from his position on April 26, 2024.

(5)	Mr. Hongxiang Yu was appointed as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective October 4, 2022. On April 21, 2023, Mr. Yu tendered his resignation as the Chief Executive Officer, President, Chairman of the Board and a director of the Company.

(6)	Mr. Wei Xu was appointed as a director of the Company on January 3, 2020, as the Co-Chairman of the Board on February 25, 2020, as the President on October 29, 2020, and the CEO on January 21, 2022. On October 4, 2022, Mr. Xu tendered his resignation as the Chief Executive Officer, President, Chairman of the Company.

(7)	Mr. Tingjun Yang was appointed as the CEO of the Company on September 7, 2021. On January 21, 2022, Mr. Yang tendered his resignation as Chief Executive Officer of the Company.

(8)	Ms. Yi Li was appointed as the CFO of the Company on April 25, 2019. On April 21, 2023, Mr. Li tendered his resignation as the CFO of the Company

(9)	Mr. Jianan Liang was appointed as the COO of the Company on March 17, 2021. On April 5, 2022, Mr. Liang tendered his resignation as the COO of the Company.

(10)	Mr. Tianxiang Zhu was appointed as the COO and a director of the Company on April 5, 2022. On November 10, 2022, Mr. Tianxiang Zhu tendered his resignation as the Chief Operating Officer and a director of the Company.

(11)	Mr. Bibo Lin was appointed as the Vice President of the Company on February 25, 2020 and as the director on March 30, 2021. On October 4, 2022, Mr. Lin tendered his resignation as the Vice President and a director of the Company.

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

Director Compensation

The following table represents compensation earned by our non-executive directors in 2023.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Mingyue Cai (1)	$-	-	-	-	$-
Junhong He (2)	$-	-	-	-	$-
Jing Zhang (3)	$-	-	-	-	$-
Shuaiheng Zhang (4)	-				-
Yi Zhong (5)	-				-

(1)	Mr. Mingyue Cai was appointed as a director of the Company on February 25, 2020. Mr. Cai resigned from his position on April 26, 2024.

(2)	Ms. Junhong He was appointed as a director of the Company on September 15, 2022. Ms. He resigned from her position on February 17, 2023.

(3)	Ms. Jing Zhang was appointed as a director of the Company on September 15, 2022. Ms. Zhang resigned from her position on February 9, 2023.

(4)	Mr. Shuaiheng Zhang was appointed as a director of the Company on February 9, 2023.

(5)	Mr. Yi Zhong was appointed as a director of the Company on February 17, 2023. Mr. Zhang resigned from his position on April 26, 2024.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers
Xiao Jian Wang, Chief Executive Officer, President and Chairman of the Board	-	-
Zihao Zhao, Chief Financial Officer	-	-
Lu Cai, Chief Operating Officer	-	-
Shuang Zhang, Former Vice President and Director	90,000	1.14%
Mingyue Cai, Former Director	-	-
Shuaiheng Zhang, Director	-	-
Yi Zhong, Former Director	-	-
All officers and directors as a group (7 persons):	90,000	1.14%

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Shuaiheng Zhang, Mr. Lei Zhang and Mr. Yun Zhang are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Incorporation, filed as exhibit 3.1 to the registration statement on Form S-1 filed on May 10, 2019 and incorporated herein by reference
3.2	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.2 to the registration statement on Form S-1 filed on May 10, 2019 and incorporated herein by reference
3.3	Certificate of Amendment of Articles of Incorporation, filed as exhibit 3.1 to the current report on Form 8-K filed on May 18, 2020 and incorporated herein by reference
3.4	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.1 to the Current Report on Form 8-K of the Company filed on November 8, 2022 and incorporated herein by reference
3.5	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.1 to the Current Report on Form 8-K of the Company filed on January 10, 2023 and incorporated herein by reference
3.6	Second Amended and Restated Bylaws, filed as exhibit 3.2 to the current report on Form 8-K filed on January 10, 2023 and incorporated herein by reference
4.1+	Description of Securities
4.2	Form of Registered Warrant, filed as exhibit 4.1 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.3	Form of Investor Warrant, filed as exhibit 4.2 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.4	Form of Lock-up Agreement, filed as exhibit 4.4 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.5	Form of Placement Agent Warrant, filed as exhibit 4.3 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.6	Form of Pre-funded Warrants, filed as Exhibit 4.1 to the current report on Form 8-K filed on May 4, 2023 and incorporate herein by reference
4.7	Form of Unregistered Warrant, filed as Exhibit 4.1 to the current report on Form 8-K filed on May 17, 2023 and incorporate herein by reference
4.8	Form of Placement Agent Warrant, filed as Exhibit 4.2 to the current report on Form 8-K filed on May 17, 2023 and incorporate herein by reference
4.9	Form of Pre-funded Warrants, filed as Exhibit 4.1 to the current report on Form 8-K filed on November 3, 2023 and incorporate herein by reference
4.10	Form of Amended and Restated Form of Registered Warrants, filed as Exhibit 4.1 to the current report on Form 8-K filed on November 17, 2023 and incorporate herein by reference

10.1	Termination Agreement dated February 23, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 24, 2022 and incorporated herein by reference
10.2	Share Purchase Agreement by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Yuanma Food and Beverage Management Co., Ltd. and the shareholders of Shanghai Yuanma Food and Beverage Management Co., Ltd., dated April 14, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 14, 2022 and incorporated herein by reference
10.3	Technical Consultation and Service Agreement, by and between Makesi IoT Technology (Shanghai) Co., Ltd. and Shanghai Yuanma Food and Beverage Management Co., Ltd., dated June 21, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 27, 2022 and incorporated herein by reference
10.4	Equity Pledge Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Yuanma Food and Beverage Management Co., Ltd. and the shareholders of Shanghai Yuanma Food and Beverage Management Co., Ltd., dated June 21, 2022, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 27, 2022 and incorporated herein by reference
10.5	Equity Option Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Yuanma Food and Beverage Management Co., Ltd. and the shareholders of Shanghai Yuanma Food and Beverage Management Co., Ltd., dated June 21, 2022, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on June 27, 2022 and incorporated herein by reference
10.6	Voting Rights Proxy and Financial Support Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Yuanma Food and Beverage Management Co., Ltd. and the shareholders of Shanghai Yuanma Food and Beverage Management Co., Ltd., dated June 21, 2022, filed as exhibit 10.4 to the Current Report on Form 8-K of the Company filed on June 27, 2022 and incorporated herein by reference
10.7	Share Purchase Agreement by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 19, 2022 and incorporated herein by reference
10.8	Technical Consultation and Service Agreement, by and between Makesi IoT Technology (Shanghai) Co., Ltd. and Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.9	Equity Pledge Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.10	Equity Option Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.11	Voting Rights Proxy and Financial Support Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference

10.12	Agreement to Assign Technical Consultation and Service Agreement, by and between Makesi IoT Technology (Shanghai) Co., Ltd. and Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.13	Agreement to Assign Equity Pledge Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.14	Agreement to Assign Equity Option Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.15	Agreement to Assign Voting Rights Proxy and Financial Support Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.4 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.16	Termination Agreement by and among Makesi IoT Technology (Shanghai) Co., Ltd., Sichuan Wuge Network Games Co., Ltd. and the shareholders of Sichuan Wuge Network Games Co., Ltd., dated September 28, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 30, 2022 and incorporated herein by reference
10.17	Employment Agreement between the Company and Yi Li dated April 25, 2019, filed as exhibit 10.1 to the current report on Form 8-K filed on April 26, 2019 and incorporated herein by reference
10.18	Employment Agreement between the Company and Xiangtian Zhu, dated April 5, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 5, 2022 and incorporated herein by reference
10.19	Employment Agreement between the Company and Hongxiang Yu, dated October 4, 2022, filed as exhibit 10.5 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.20	Employment Agreement between the Company and Shuang Zhang, dated October 4, 2022, filed as exhibit 10.6 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.21	Employment Agreement between the Company and Lu Cai, dated February 9, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 9, 2023 and incorporated herein by reference
10.22	Director Offer Letter to Junhong He, dated September 19, 2022, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 19, 2022 and incorporated herein by reference
10.23	Director Offer Letter to Jing Zhang, dated September 19, 2022, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on September 19, 2022 and incorporated herein by reference
10.24	Director Offer Letter to Shuaiheng Zhang, dated February 9, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 9, 2023 and incorporated herein by reference
10.25	Director Offer Letter to Yi Zhong, dated February 17, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 17, 2023 and incorporated herein by reference

10.26	Form of Placement Agency Agreement, dated May 1, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 4, 2023 and incorporated herein by reference
10.27	Form of RD Securities Purchase Agreement between the Company and certain Purchasers, dated May 1, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on May 4, 2023 and incorporated herein by reference
10.28	Form of PIPE Securities Purchase Agreement between the Company and certain Purchasers, dated May 1, 2023, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on May 4, 2023 and incorporated herein by reference
10.29	Form of Amendment to RD Securities Purchase Agreement between the Company and certain Purchasers, dated May 16, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 17, 2023 and incorporated herein by reference
10.30	Form of Amendment to PIPE Securities Purchase Agreement between the Company and certain Purchasers, dated May 16, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on May 17, 2023 and incorporated herein by reference
10.31	Employment agreement between GD Culture Group Limited and Xiao Jian Wang, dated April 21, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 21, 2023 and incorporated herein by reference
10.32	Employment agreement between GD Culture Group Limited and Zihao Zhao, dated April 21, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on April 21, 2023 and incorporated herein by reference
10.33	Software Purchase Agreement, dated June 22, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 27, 2023 and incorporated herein by reference
10.34	Share Purchase Agreement, dated June 26, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 28, 2023 and incorporated herein by reference
10.35	Termination Agreement, dated September 26, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 26, 2023 and incorporated herein by reference
10.36	Placement Agency Agreement, dated November 1, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 3, 2023 and incorporated herein by reference
10.37	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated October 31, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on November 3, 2023 and incorporated herein by reference
10.38	Form of Amendment to the Securities Purchase Agreement, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 17, 2023 and incorporated herein by reference
10.39	Warrant Exchange Agreement, dated November 1, 2023, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on November 3, 2023 and incorporated herein by reference
10.40	Amended and Restated Equity Purchase Agreement, dated November 10, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 13, 2023 and incorporated herein by reference
10.41	Placement Agency Agreement, dated March 22, 2024, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 26, 2024 and incorporated herein by reference
10.42	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated March 22, 2024, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on March 26, 2024
10.43	Director Offer Letter to Yun Zhang, dated April 26, 2024, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 26, 2024 and incorporated herein by reference
10.44	Director Offer Letter to Lei Zhang, dated April 26, 2024, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on April 26, 2024 and incorporated herein by reference

14.1	Code of Business and Ethics, filed as exhibit 14.1 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
19.1+	Insider Trading Policies
21.1+	List of Subsidiaries
23.1+	Consent of Enrome LLP
23.2+	Consent of HTL International, LLC
23.3*	Consent of Junjin Law Firm
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by 18 U.S.C. 1350.
97.1+	Policy Relating to Recovery of Erroneously Awarded Compensation
99.1	Form of Audit Committee Charter, filed as exhibit 99.1 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
99.2	Form of Compensation Committee Charter, filed as exhibit 99.2 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Previously filed

*	Filed herewith

**	Furnished herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 8, 2024.

GD CULTURE GROUP LIMITED

By:	/s/ Xiao Jian Wang
	Name:	Xiao Jian Wang
	Title:	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

By:	/s/ Zihao Zhao
	Name:	Zihao Zhao
	Title:	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xiao Jian Wang	Chief Executive Officer, President and Chairman of the Board of Directors	July 8, 2024
Xiao Jian Wang	(Principal Executive Officer)

/s/ Zihao Zhao	Chief Financial Officer and Director	July 8, 2024
Zihao Zhao	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lei Zhang	Director	July 8, 2024
Lei Zhang

/s/ Shuaiheng Zhang	Director	July 8, 2024
Shuaiheng Zhang

/s/ Yun Zhang	Director	July 8, 2024
Yun Zhang