Form 10-K/A
period 2023-12-31
GD Culture Group Ltd
filed 2024-07-22
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Amendment No. 2)

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

Explanatory Note

GD Culture Group Limited is filing this Amendment No. 2 to Form 10-K (the “Amendment No. 2”) to our annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 2, 2024, as amended on July 8, 2024 (the “Original Filings”), to update the information regarding the Company’s unique risks with part of the operations conducted by one of our subsidiaries based in China, recent regulatory development in China, the transfers of cash and other assets by and between the holding company and its subsidiaries, and the condensed consolidating schedules that disaggregates the operations and depicts the financial position, cash flows, and results of operations as of and for the fiscal years ended December 31, 2023 and 2022. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our chief executive officer and chief financial officer are being filed as exhibits to this Amendment No. 2.

This Amendment No. 2 speaks as of the filing date of the Original Filings. Other than as set forth above, this Amendment No. 2 does not, and does not purport to, amend, update or restate any other information or disclosure included in the Original Filings, or reflect any events that have occurred since the date thereof.

i

Conventions that Apply to this Annual Report

Unless otherwise indicated or the context requires otherwise, references in this annual report (the “Report”) to:

●	“AI Catalysis” are to AI Catalysis Corp., a Neveda company, which is wholly owned by GDC;

●	“Citi Profit” are to Citi Profit Investment Holding Limited, a British Virgin Islands company, which is wholly owned by GDC;

●	“GDC” and the “Company” are to GD Culture Group Limited (formerly known as JM Global Holding Company, TMSR Holding Company Limited and Code Chain New Continent Limited), a Nevada Corporation;

●	“Highlight HK” are to Highlights Culture Holding Co., Limited, a Hong Kong SAR company, which is wholly owned by Citi Profit;

●	“Highlight WFOE” are to Shanghai Highlight Entertainment Co., Ltd., a PRC company, which is wholly owned by Highlight HK;

●	“PRC” or “China” are to the People’s Republic of China, including Hong Kong SAR and Macau, but excluding, for the purpose of this report, Taiwan;

●	“RMB” or “Renminbi” are to the legal currency of China; and

●	“Shanghai Xianzhui” are to Shanghai Xianzhui Technology Co., Ltd., a joint venture, of which Highlight Entertainment Co. Ltd. owns 73.3333% of the total equity interest;

●	“we”, “our”, “us” are to the Company and its subsidiaries;

●	“$”, “US$” or “U.S. Dollars” are to the legal currency of the United States.

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

Prior to September 26, 2023, Highlight WFOE had a series of contractual arrangement with Shanghai Highlight Media Co., Ltd.(“Highlight Media”) and its shareholders that established a VIE structure. For accounting purposes, Highlight WFOE was the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, the Company treated Highlight Media as the consolidated affiliated entity and has consolidated Highlight Media’s financial results in the Company’s financial statements prior to September 26, 2023. Highlight Media was an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sold the interest in the VIE Agreements for a purchase price of $100,000. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

As of December 31, 2023 and as of the date of this report, we do not have a VIE structure.

It should be noted that Chinese regulatory authorities could change the rules and regulations regarding foreign ownership in the industry in which the Company operates, which would likely result in a material change in our operations and/or a material change in the value of the securities we are registering for sale, including that it could cause the value of such securities to significantly decline or become worthless. Investors in our common stock should be aware that they do not directly hold equity interests in the operating subsidiaries in Nevada and China, but rather are purchasing equity in GD Culture Group Limited, our Nevada company, which directly and indirectly owns 100% and 73.33% equity interests in the operating subsidiaries in Nevada and China, respectively. See “Risk Factors — Risks Related to Doing Business in China” beginning on page 31.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties. See “Risk Factors — Risks Related to Doing Business in China — Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us” on page 34 and “Given the Chinese government’s significant oversight and discretion over the conduct of the business of Shanghai Xianzhui, the Chinese government may intervene or influence its operations at any time, which could result in a material change in the operations of Shanghai Xianzhui and/or the value of our common stock” on page 34.

We are subject to certain legal and operational risks associated with our operations in China, including those changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition and results of operations. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks could result in a material change in our operations and/or the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our ordinary shares to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

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

As of the date of this report, as confirmed by our PRC counsel, Junjin Law Firm, our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. As further confirmed by our PRC counsel, Junjin Law Firm, except for the business license mentioned in “Item 1. Business – Governmental Regulations in the PRC – Regulations on Business License” in this report, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. As further confirmed by our PRC counsel, Junjin Law Firm, no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Item 1. Business – Governmental Regulations in the PRC – Regulations on Mergers & Acquisitions and Overseas Listings” and “– Regulations on Cybersecurity Review” in this report. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

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

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. This summary does not address all of the risks that we face. Please refer to the information contained in and incorporated by reference under the heading “Risk Factors” on page 28 of this report.

Risks Related to Doing Business in China

Risks related to doing business in China, beginning on page 31 of this report, include but are not limited to the following:

●	We may rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock. To the extent cash or assets in the business is in the PRC/Hong Kong or a PRC/Hong Kong entity, the funds or assets may not be available to fund operations or for other use outside of the PRC/Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash or assets (see page 25 of this report).

●	PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from future financing activities to make loans or additional capital contributions to our PRC operating subsidiary (see page 26 of this report).

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations (see page 27 of this report).

●	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders (see page 27 of this report).

●	We must comply with the Foreign Corrupt Practices Act and Chinese anti-corruption laws (see page 28 of this report).

●	Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us (see page 29 of this report).

●	Our business may be materially and adversely affected if our PRC subsidiaries declare bankruptcy or become subject to a dissolution or liquidation proceeding (see page 29 of this report).

●	Given the Chinese government’s significant oversight and discretion over the conduct of the business of Shanghai Xianzhui, the Chinese government may intervene or influence its operations at any time, which could result in a material change in the operations of Shanghai Xianzhui and/or the value of our common stock (see page 29 of this report).

●	The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if Shanghai Xianzhui or GDC were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors (see page 29 of this report).

●	Increases in labor costs in the PRC may adversely affect our business and results of operations (see page 31 of this report).

●

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law (see page 32 of this report).

●	Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers and face other penalties (see page 32 of this report).

●	If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, listing and future offerings and our reputation and could result in a loss of your investment in our common stock, especially if such matter cannot be addressed and resolved favorably (see page 36 of this report).

●	We conduct part of our operations in China. As such, the PRC government may exercise significant oversight and discretion over the conduct of our operating subsidiaries’ business and may intervene in or influence their operations at any time, which could result in a material change in their operations and/or the value of our ordinary shares. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may also be implemented quickly with little advance notice. Therefore, our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain (see page 39 of this report).

●	If the PRC government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China based issuers, such action may significantly limit or completely hinder our ability to offer or continue to offer ordinary shares to investors and cause the value of our ordinary shares to significantly decline or be worthless (see page 39 of this report).

●	The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). With such rules in effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless (see page 35 of this report).

●

The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Although the audit report included in this annual report was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our common stock may be delisted or prohibited from trading (see page 36 of this report).

●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China (see page 38 of this report).

●	The unwinding and disposal of our previous VIE structure may not be liability-free and we may be seemed to be in violation of PRC laws regulating our industry and operations (see page 39 of this report).

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

GDC, formerly known as Code Chain New Continent Limited, TMSR Holding Company Limited and JM Global Holding Company, was a blank check company incorporated in Delaware on April 10, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. Effective as of February 6, 2018, the Company consummated a business combination, changed its corporate name from “JM Global Holding Company” to “TMSR Holding Company Limited” and the Company’s common stock traded on the Nasdaq Capital Market under the ticker symbol “TMSR”. On June 20, 2018, the Company consummated the reincorporation. As a result, the Company changed its state of incorporation from Delaware to Nevada and implemented a 2-for-1 forward stock split of the Company’s common stock. Effective as of May 18, 2020, the Company changed its corporate name from “TMSR Holding Company Limited” to “Code Chain New Continent Limited”, and the Company’s common stock traded on the Nasdaq Capital Market under the ticker symbol “CCNC”. On November 9, 2022, the Company effected a one-for-thirty (30) reverse stock split. Effective as of January 10, 2023, the Company changed its corporate name from “Code Chain New Continent Limited” to “GD Culture Group Limited” and the Company’s common stock started trading on the Nasdaq Capital Market under the ticker symbol “GDC”.

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

Summary of Selected Condensed Consolidated Financial Data of GD Culture Group Limited, its subsidiaries and the VIEs

The consolidated financial statements included in this annual report reflect the financial position, the results of operations and the cash flows of GD Culture Group Limited, together with those of its subsidiaries, on a consolidated basis. The tables below are condensed consolidating schedules summarizing separately the financial position, results of operations and cash flows of GD Culture Group Limited, its subsidiaries, VIEs (Shanghai Highlight Media Co., Ltd., Sichuan Wuge Network Games Co., Ltd. and Shanghai Yuanma Food and Beverage Management Co., Ltd. ), together with eliminating adjustments:

	For the year Ended December 31, 2023
	Parent Company(1)	Other Subsidiaries	WFOE(2)	VIEs (Discontinued Operations)(3)	Eliminations	Consolidated Total

Revenue	$-	$-	$-	$165,993	$-	$165,993
Cost of revenue	$-	$-	$-	$88,658	$-	$88,658
Net income (loss)	$(7,039,523)	$(5,175,176)	$-	$(2,132,049)	$-	$(14,346,748)
Comprehensive income (loss)	$(6,937,496)	$(5,126,521)	$-	$(2,132,049)	$-	$(14,196,066)

(1)	The operations of parent company and other subsidiaries have been reflected in the statement of operations included in this annual report.

(2)	Consists of Highlight WFOE. For the year ended December 31, 2023, no transactions incurred in Highlight WFOE.

(3)	Including operations of Highlight Media, which has been disposed on September 26, 2023. After the disposal of Highlight Media, the Company did not have any VIEs. The operations results of the VIEs were disclosed in the Note 20 to the consolidated financial statements and also in the line item “Loss from discontinued operations, net of taxes” in the consolidated statement of operations.

	For the year Ended December 31, 2022
	Parent Company	Other Subsidiaries	WFOEs(1)	VIEs (Discontinued Operations(2)	Eliminations	Consolidated Total

Revenue	$-	$-	$-	$7,769,919	$-	$7,769,919
Cost of revenue	$-	$-	$-	$5,625,720	-	$5,625,720
Net income (loss)	$(4,474,760)	$-	$-	$(26,347,195)	-	$(30,821,955)
Comprehensive income (loss)	$(4,474,760)	$-	$-	$(26,393,592)	$-	$(30,868,352)

(1)	Consists of Highlight WFOE and Makesi WFOE. For the year ended December 31, 2022, no transactions incurred in Highlight WFOE and Makesi WFOE.

(2)	Including operations of Highlight Media and Wuge, which had been disposed on September 26, 2023 and September 22, 2022, respectively. After the disposal of Highlight Media on September 26, 2023, the Company did not have any VIEs. The operations of Highlight Media have been reclassified to discontinued operations for the year ended December 31, 2022. The operations results of the VIEs were disclosed in the Note 20 to the consolidated financial statements and also in the line item “Loss from discontinued operations, net of taxes” in the consolidated statement of operations.

	As of December 31, 2023
	Parent Company	Other Subsidiaries	WFOE(1)	VIEs(2)	Eliminations	Consolidated Total
Cash and cash equivalents	$4,806,911	$368,607	$-	$-	$-	$5,175,518
Intercompany receivables	$2,100,000	$8,450,823	$-	$-	$(10,550,823)	$-
Total current assets	$10,315,891	$9,312,826	$-	$-	$(10,550,823)	$9,077,894
Investments in subsidiaries and VIEs	$8,450,823	$-	$-	$-	$(8,450,823)	$-
Total assets	$22,164,926	$11,046,872	$-	$-	$(19,001,646)	$14,210,152
Intercompany payables	$8,450,823	$2,100,000	-	-	$(10,550,823)	-
Total liabilities	$10,495,192	$2,104,300	$-	$-	$(10,550,823)	$2,048,669
Total shareholders’ equity	$11,669,734	$8,942,572	$-	$-	$(8,450,823)	$12,161,483
Total liabilities and shareholders’ equity	$22,164,926	$11,046,872	$-	$-	$(19,001,646)	$14,210,152

(1)	Consists of Highlight WFOE. As of December 31, 2023, no transactions incurred in Highlight WFOE.

(2)	As of December 31, 2023, the Company did not have any VIEs.

	As of December 31, 2022
	Parent Company	Other Subsidiaries	WFOE(1)	VIEs(2)	Eliminations	Consolidated Total
Cash and cash equivalents	$173,228	$-	$-	$215,880	$-	$389,108
Total current assets	$173,228	$-	$-	$488,693	$948,000	$1,609,921
Investments in subsidiaries and VIEs	$29,910,000	$-	$-	$-	$(29,910,000)	$-
Total assets	$30,083,228	$-	$-	$489,195	$(26,771,515)	$3,800,908
Total liabilities	$-	$-	$-	$333,784	$-	$333,784
Total shareholders’ equity	$30,083,228	$-	$-	$155,411	$(26,771,515)	$3,467,124
Total liabilities and shareholders’ equity	$30,083,228	$-	$-	$489,195	$(26,771,515)	$3,800,908

(1)	Consists of Highlight WFOE and Makesi WFOE. As of December 31, 2022, no transactions incurred in Highlight WFOE and Makesi WFOE.

(2)	As of December 31, 2022, Highlight Media was the only VIE.

	For the year Ended December 31, 2023
	Parent Company	Other Subsidiaries	WFOE(1)	VIEs(Discontinued Operations)(2)	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(7,551,496)	$(3,373,108)	$-	(215,880)	$(2,100,000)	$(13,240,484)
Net used in investing activities	$(3,312,937)	$(1,904,377)	$-	-	$-	$(5,217,314)
Net cash provided by (used in) financing activities	$17,604,495	$5,483,930	$-	-	$-	$23,088,425

(1)	Consists of Highlight WFOE. As of December 31, 2023, no transactions incurred in Highlight WFOE.

(2)	Including cash flow of Highlight Media, which has been disposed on September 26, 2023. After the disposal of Highlight Media, the Company did not have any VIEs.

	For the year Ended December 31, 2022
	Parent Company	Other Subsidiaries	WFOE(1)	VIEs(Discontinued Operations)(2)	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(101,723)	$-	$-	$250,296	$(1,034,784)	$(886,211)
Net used in investing activities	$-	$-	$-	$-	$(12,493,352)	$(12,493,352)
Net cash provided by (used in) financing activities	$-	$-	$-	$-	$-	$-

(1)	Consists of Highlight WFOE and Makesi WFOE. As of December 31, 2022, no transactions incurred in Highlight WFOE and Makesi WFOE.

(2)	Including cash flow of Highlight Media and Wuge, which had been disposed on September 26, 2023 and September 22, 2022, respectively. After the disposal of Highlight Media, the Company did not have any VIEs.

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

On July 6, 2021, the relevant PRC governmental authorities made public the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. As these opinions were recently issued, official guidance and related implementation rules have not been issued yet and the interpretation of these opinions remains unclear at this stage. As of the date of this Report, we have not received any inquiry, notice, warning, or sanctions regarding listing abroad or offshore offering from the CSRC, the CAC, or any other PRC governmental authorities. See “Risk Factors — Risk Factors Related to Doing Business in China — The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if Shanghai Xianzhui or GDC were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.”

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

Our previous auditor, Enrome LLP, with their headquarter at 143 Cecil St, #19-03/04 GB Building, Singapore 069542, has been inspected by the PCAOB on a regular basis in the audit period. Our current auditor, HTL International, LLC, with their headquarter at 12 Greenway Plaza Suite 1100, Houston, Texas 77046, has been inspected by the PCAOB on a regular basis as well. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities. See “Risk Factors—Risks Related to Doing Business in China  — The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies.”

Asset Transfer between our Company and our Subsidiaries

GDC may rely on dividends to be paid by our subsidiaries in Nevada and in the PRC, to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses.

Under the Nevada Revised Statutes and the Articles of Incorporation and Bylaws of each of GDC and AI Catalysis (a direct subsidiary of GDC), dividends may be declared by the Board of Directors at any regular or special meeting. No distribution may be made if, after giving it effect: (a) such company would not be able to pay its debts as they become due in the usual course of business; or (b) such company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if such company were to be dissolved immediately after the time of the distribution, to satisfy the preferential rights upon such dissolution of holders of shares of any class or series of the capital stock of such company having preferential rights superior to those receiving the distribution.

Under the laws of the British Virgin Islands, our BVI subsidiary and a direct subsidiary of GDC, Citi Profit, may pay a dividend to GDC out of profit, provided that in no circumstances may a dividend be paid if this would result in Citi Profit being unable to pay our debts due in the ordinary course of business.

Under the laws of Hong Kong, our Hong Kong subsidiary and a direct subsidiary of Citi Profit, Highlight HK, is permitted, to provide funding to Citi Profit through dividends distribution out of its profits. Under the current practices of the Hong Kong Inland Revenue Department, no tax is payable in Hong Kong in respect of dividends paid to Citi Profit as a British Virgin Islands company.

Under PRC laws and regulations, our PRC subsidiaries, Highlight WFOE (a direct subsidiary of Citi Profit), and Shanghai Xianzhui (a direct subsidiary of Highlight WFOE), may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Further, our PRC subsidiaries are required to make appropriations to certain statutory reserve funds or may make appropriations to certain discretionary funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Remittance of dividends by a wholly foreign-owned enterprise out of China is also subject to examination by the banks designated by the State Administration of Foreign Exchange, or SAFE.

In addition, we expect that revenue, if any, to be generated by our PRC operating subsidiary, Shanghai Xianzhui, will be in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC operating subsidiary to use its Renminbi revenues to pay dividends to us. To the extent cash or assets in the business is in the PRC/Hong Kong or a PRC/Hong Kong entity, the funds or assets may not be available to fund operations or for other use outside of the PRC/Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash or assets. Shortages in the availability of foreign currency may temporarily delay the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. In view of the foregoing, to the extent cash in our business is held in China or by a PRC entity, such cash may not be available to fund operations or for other use outside of the PRC. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Under PRC law, Highlight WFOE and Shanghai Xianzhui may be funded through capital contributions by its immediate parent company or loans, subject to satisfaction of applicable government registration and approval requirements. Before providing loans to our PRC subsidiaries, we will be required to make filings about details of the loans with the SAFE in accordance with relevant PRC laws and regulations.

Highlight HK is permitted under the laws of Hong Kong to provide funding to Shanghai Xianzhui through capital contributions or to other companies within our corporate structure through loans without restrictions on the amount of the funds and such funding is not subject to government registration or filing requirements under the laws of Hong Kong.

Citi Profit is permitted under the laws of the British Virgin Islands to provide funding to Highlight WFOE through capital contributions or to other companies within our corporate structure through loans without restrictions on the amount of the funds and such funding is not subject to government registration or filing requirements under the laws of the British Virgin Islands.

GDC is permitted under the laws of Nevada to provide funding to Citi Profit through capital contributions or to other companies within our corporate structure through loans without restrictions on the amount of the funds and such funding is not subject to government registration or filing requirements under the laws of the Nevada.

AI Catalysis is permitted under the laws of Nevada to provide funding to other companies within our corporate structure through loans without restrictions on the amount of the funds and such funding is not subject to government registration or filing requirements under the laws of the Nevada.

GDC presently does not maintain any cash management policies which dictate how funds are transferred, however, GDC continues to conduct regular review and management of all its subsidiaries’ cash transfers and reports to board of directors.

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

As of December 31, 2023 and as of the date of this report, we do not have a VIE structure.

During the three months ended March 31, 2024, there was no transfer of assets between GDC and its subsidiaries. No amounts owed under any previous VIE agreements were settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

During the fiscal years ended December 31, 2023, GDC transferred a total of $2,100,000 to its subsidiary AI Catalysis Corp as capital contribution. No subsidiary made any dividends or distributions to GDC. No amounts owed under any VIE agreements were settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

During the fiscal years ended December 31, 2022, there was no transfer of assets between GDC and its subsidiaries. No earnings or other amount owed under any VIE agreements was settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

As of the date of this report, we have no intention of distributing any earnings as dividends to our investors or to settle amounts owned under the previous VIE agreements. If our subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

See the “Item 1. Business — Summary of Selected Condensed Consolidated Financial Data of GD Culture Group Limited, its subsidiaries and the VIEs” and the consolidated financial statements as set forth in this report. See also “Risk Factors — Risks Related to Our Corporate Structure — We may rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock” on page 28 of this report, and “Risk Factors — Risks Related to Doing Business in China — “PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from future financing activities to make loans or additional capital contributions to our PRC operating subsidiary” on page 31 of this report.

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

Governmental Regulations in the PRC

As of the date of this report, as confirmed by our PRC counsel, Junjin Law Firm, our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. As further confirmed by our PRC counsel, Junjin Law Firm, except for the business license mentioned in “Regulations on Business License” below, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. As further confirmed by our PRC counsel, Junjin Law Firm, no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Regulations on Mergers & Acquisitions and Overseas Listings” and “Regulations on Cybersecurity Review” below. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. The business license is a permit issued by Market Supervision and Administration that allows the company to conduct specific business within the government’s geographical jurisdiction. The Company’s PRC operating company, Shanghai Xianzhui’s business license covers its present business of technology development and consulting, and technical support for digital humans.

As of the date of this report, as confirmed by our PRC counsel, Junjin Law Firm, our PRC operating subsidiary has all material permissions and approvals required for our operations in compliance with the relevant PRC laws and regulations in the PRC and no such permissions or approvals have been denied.

As of the date of this report, as confirmed by our PRC counsel, Junjin Law Firm, except for the business license mentioned here, we and our operating subsidiary are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

Regulations on Employment laws

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

Regulations on Intellectual property protection in China

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

Regulations on Cybersecurity Review

On December 28, 2021, the CAC, the NDRC, and several other administrations jointly issued the revised Measures for Cybersecurity Review, or the Revised Review Measures, which became effective and has replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. Given the recency of the issuance of the Revised Review Measures and their pending effectiveness, there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. For example, it is unclear whether the requirement of cybersecurity review applies to follow-on offerings by an “online platform operator” that is in possession of personal data of more than one million users where the offshore holding company of such operator is already listed overseas. Furthermore, the CAC released the draft of the Regulations on Network Data Security Management in November 2021 for public consultation, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year.  If the draft Regulations on Network Data Security Management are enacted in the current form, we, as an overseas listed company, will be required to carry out an annual data security review and comply with the relevant reporting obligations.

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

Risks Related to Our Corporate Structure

We may rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock.

GDC may rely on dividends to be paid by our subsidiaries in Nevada and in the PRC, to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses.

Under the Nevada Revised Statutes and the Articles of Incorporation and Bylaws of each of GDC and AI Catalysis (a direct subsidiary of GDC), dividends may be declared by the Board of Directors at any regular or special meeting. No distribution may be made if, after giving it effect: (a) such company would not be able to pay its debts as they become due in the usual course of business; or (b) such company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if such company were to be dissolved immediately after the time of the distribution, to satisfy the preferential rights upon such dissolution of holders of shares of any class or series of the capital stock of such company having preferential rights superior to those receiving the distribution.

Under the laws of the British Virgin Islands, our BVI subsidiary and a direct subsidiary of GDC, Citi Profit, may pay a dividend to GDC out of profit, provided that in no circumstances may a dividend be paid if this would result in Citi Profit being unable to pay our debts due in the ordinary course of business.

Under the laws of Hong Kong, our Hong Kong subsidiary and a direct subsidiary of Citi Profit, Highlight HK, is permitted, to provide funding to Citi Profit through dividends distribution out of its profits. Under the current practices of the Hong Kong Inland Revenue Department, no tax is payable in Hong Kong in respect of dividends paid to Citi Profit as a British Virgin Islands company.

Under PRC laws and regulations, our PRC subsidiaries, Highlight WFOE (a direct subsidiary of Citi Profit), and Shanghai Xianzhui (a direct subsidiary of Highlight WFOE), may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Further, our PRC subsidiaries are required to make appropriations to certain statutory reserve funds or may make appropriations to certain discretionary funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Remittance of dividends by a wholly foreign-owned enterprise out of China is also subject to examination by the banks designated by the State Administration of Foreign Exchange, or SAFE.

In addition, we expect that revenue, if any, to be generated by our PRC operating subsidiary, Shanghai Xianzhui, will be in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC operating subsidiary to use its Renminbi revenues to pay dividends to us. To the extent cash or assets in the business is in the PRC/Hong Kong or a PRC/Hong Kong entity, the funds or assets may not be available to fund operations or for other use outside of the PRC/Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash or assets. Shortages in the availability of foreign currency may temporarily delay the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. In view of the foregoing, to the extent cash in our business is held in China or by a PRC entity, such cash may not be available to fund operations or for other use outside of the PRC. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Under PRC law, Highlight WFOE and Shanghai Xianzhui may be funded through capital contributions by its immediate parent company or loans, subject to satisfaction of applicable government registration and approval requirements. Before providing loans to our PRC subsidiaries, we will be required to make filings about details of the loans with the SAFE in accordance with relevant PRC laws and regulations.

Highlight HK is permitted under the laws of Hong Kong to provide funding to Shanghai Xianzhui through capital contributions or to other companies within our corporate structure through loans without restrictions on the amount of the funds and such funding is not subject to government registration or filing requirements under the laws of Hong Kong.

Citi Profit is permitted under the laws of the British Virgin Islands to provide funding to Highlight WFOE through capital contributions or to other companies within our corporate structure through loans without restrictions on the amount of the funds and such funding is not subject to government registration or filing requirements under the laws of the British Virgin Islands.

GDC is permitted under the laws of Nevada to provide funding to Citi Profit through capital contributions or to other companies within our corporate structure through loans without restrictions on the amount of the funds and such funding is not subject to government registration or filing requirements under the laws of the Nevada.

AI Catalysis is permitted under the laws of Nevada to provide funding to other companies within our corporate structure through loans without restrictions on the amount of the funds and such funding is not subject to government registration or filing requirements under the laws of the Nevada.

GDC presently does not maintain any cash management policies which dictate how funds are transferred, however, GDC continues to conduct regular review and management of all its subsidiaries’ cash transfers and reports to board of directors.

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

As of December 31, 2023 and as of the date of this report, we do not have a VIE structure.

During the three months ended March 31, 2024, there was no transfer of assets between GDC and its subsidiaries. No amounts owed under any previous VIE agreements were settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

During the fiscal years ended December 31, 2023, GDC transferred a total of $2,100,000 to its subsidiary AI Catalysis Corp as capital contribution. No subsidiary made any dividends or distributions to GDC. No amounts owed under any VIE agreements were settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

During the fiscal years ended December 31, 2022, there was no transfer of assets between GDC and its subsidiaries. No earnings or other amount owed under any VIE agreements was settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

As of the date of this report, we have no intention of distributing any earnings as dividends to our investors or to settle amounts owned under the previous VIE agreements. If our subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. See “Item 1. Business – Asset Transfer between our Company and our Subsidiaries.”

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

We may finance our subsidiaries by means of loans or capital contributions. Any capital contributions or loans that we, as an offshore entity, make to our Company’s PRC operating subsidiary, Shanghai Xianzhui, are subject to the above PRC regulations. We may not be able to obtain necessary government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our Company’s PRC subsidiaries, including Shanghai Xianzhui, or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations.

While the majority of the Company’s operation is in the United States, all of Shanghai Xianzhui’s operations and assets are located in China. Accordingly, Shanghai Xianzhui’s business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

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

The Chinese government has significant oversight and discretion over the conduct of Shanghai Xianzhui and may intervene or influence its operations at any time as the government deems appropriate to further regulatory, political, and societal goals, which could result in a material change in the operations of Shanghai Xianzhui and/or the value of our common stock.

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

On February 17, 2023, the CSRC released the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. As a listed company, we believe that neither the Company nor the PRC subsidiaries are required to fulfill filing procedures with the CSRC to continue to offer our securities, or continue listing on the Nasdaq Capital Market, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, as advised by Junjin Law Firm, we are not required to complete the record filing requirement under the Trial Measures. However, there are substantial uncertainties regarding the interpretation and application of the M&A Rules, other PRC Laws and future PRC laws and regulations, and there can be no assurance that any governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein. See “Risk Factors - Risk Factors Relating to Doing Business in China - The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). With such rules in effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.”

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

On July 10, 2021, the CAC issued a revised draft of the Measures for Cybersecurity Review for public comments (the “Review Measures”), and on December 28, 2021, the CAC, the NDRC, and several other administrations jointly issued the revised Measures for Cybersecurity Review, or the Revised Review Measures, which became effective and has replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. Given the recency of the issuance of the Revised Review Measures and their pending effectiveness, there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. For example, it is unclear whether the requirement of cybersecurity review applies to follow-on offerings by an “online platform operator” that is in possession of personal data of more than one million users where the offshore holding company of such operator is already listed overseas. Furthermore, the CAC released the draft of the Regulations on Network Data Security Management in November 2021 for public consultation, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year.  If the draft Regulations on Network Data Security Management are enacted in the current form, we, as an overseas listed company, will be required to carry out an annual data security review and comply with the relevant reporting obligations.

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

As of the date of this report, as confirmed by our PRC counsel, Junjin Law Firm, our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. As further confirmed by our PRC counsel, Junjin Law Firm, except for the business license mentioned in “Item 1. Business – Governmental Regulations in the PRC – Regulations on Business License” in this report, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. As further confirmed by our PRC counsel, Junjin Law Firm, no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Item 1. Business – Governmental Regulations in the PRC – Regulations on Mergers & Acquisitions and Overseas Listings” and “– Regulations on Cybersecurity Review” in this report. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

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

The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Although the audit report included in this annual report was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our common stock may be delisted or prohibited from trading.

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

On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.  Our previous auditor, Enrome LLP, with their headquarter at 143 Cecil St, #19-03/04 GB Building, Singapore 069542, has been inspected by the PCAOB on a regular basis in the audit period. Our current auditor, HTL International, LLC, with their headquarter at 12 Greenway Plaza Suite 1100, Houston, Texas 77046, has been inspected by the PCAOB on a regular basis as well. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

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

As of the date of this report, as confirmed by our PRC counsel, Junjin Law Firm, our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. As further confirmed by our PRC counsel, Junjin Law Firm, except for the business license mentioned in “Item 1. Business – Governmental Regulations in the PRC – Regulations on Business License” in this report, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. As further confirmed by our PRC counsel, Junjin Law Firm, no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Item 1. Business – Governmental Regulations in the PRC – Regulations on Mergers & Acquisitions and Overseas Listings” and “– Regulations on Cybersecurity Review” in this report. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

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

If the PRC government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China based issuers, such action may significantly limit or completely hinder our ability to offer or continue to offer ordinary shares to investors and cause the value of our ordinary shares to significantly decline or be worthless.

Recent statements by the PRC government have indicated an intent to exert more oversight and control over offerings conducted overseas and/or over foreign investments in China-based issuers. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

On February 17, 2023, the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises, or the Trial Measures, which became effective on March 31, 2023. See “—The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). With such rules in effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.”

On December 28, 2021, the CAC, the NDRC, and several other administrations jointly adopted and published the new Measures for Cybersecurity Review (“New Measures”), which came into effect on February 15, 2022. See “— Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers and face other penalties.”

As of the date of this report, as confirmed by our PRC counsel, Junjin Law Firm, our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. As further confirmed by our PRC counsel, Junjin Law Firm, except for the business license mentioned in “Item 1. Business – Governmental Regulations in the PRC – Regulations on Business License” in this report, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. As further confirmed by our PRC counsel, Junjin Law Firm, no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Item 1. Business – Governmental Regulations in the PRC – Regulations on Mergers & Acquisitions and Overseas Listings” and “– Regulations on Cybersecurity Review” in this report. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

The unwinding and disposal of our previous VIE structure may not be liability-free and we may be seemed to be in violation of PRC laws regulating our industry and operations.

We cannot assure you that the unwinding and disposal of the VIE structures in the PRC will not give rise to dispute or liability. We cannot guarantee that we will not continue to be subject to PRC regulatory inspection and/or review, especially when there remains significant uncertainty as to the scope and manner of the regulatory enforcement. If we become subject to regulatory inspection and/or review by the CSRC, the CAC or other PRC authorities, or are required by them to take any specific actions, it could cause suspension or termination of the future offering of our securities, disruptions to our operations, result in negative publicity regarding our company, and divert our managerial and financial resources.

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

We do not have insurance coverage.

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

Asset Transfer between our Company and our Subsidiaries

GDC may rely on dividends to be paid by our subsidiaries in Nevada and in the PRC, to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses.

Under the Nevada Revised Statutes and the Articles of Incorporation and Bylaws of each of GDC and AI Catalysis (a direct subsidiary of GDC), dividends may be declared by the Board of Directors at any regular or special meeting. No distribution may be made if, after giving it effect: (a) such company would not be able to pay its debts as they become due in the usual course of business; or (b) such company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if such company were to be dissolved immediately after the time of the distribution, to satisfy the preferential rights upon such dissolution of holders of shares of any class or series of the capital stock of such company having preferential rights superior to those receiving the distribution.

Under the laws of the British Virgin Islands, our BVI subsidiary and a direct subsidiary of GDC, Citi Profit, may pay a dividend to GDC out of profit, provided that in no circumstances may a dividend be paid if this would result in Citi Profit being unable to pay our debts due in the ordinary course of business.

Under the laws of Hong Kong, our Hong Kong subsidiary and a direct subsidiary of Citi Profit, Highlight HK, is permitted, to provide funding to Citi Profit through dividends distribution out of its profits. Under the current practices of the Hong Kong Inland Revenue Department, no tax is payable in Hong Kong in respect of dividends paid to Citi Profit as a British Virgin Islands company.

Under PRC laws and regulations, our PRC subsidiaries, Highlight WFOE (a direct subsidiary of Citi Profit), and Shanghai Xianzhui (a direct subsidiary of Highlight WFOE), may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. Further, our PRC subsidiaries are required to make appropriations to certain statutory reserve funds or may make appropriations to certain discretionary funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Remittance of dividends by a wholly foreign-owned enterprise out of China is also subject to examination by the banks designated by the State Administration of Foreign Exchange, or SAFE.

In addition, we expect that revenue, if any, to be generated by our PRC operating subsidiary, Shanghai Xianzhui, will be in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC operating subsidiary to use its Renminbi revenues to pay dividends to us. To the extent cash or assets in the business is in the PRC/Hong Kong or a PRC/Hong Kong entity, the funds or assets may not be available to fund operations or for other use outside of the PRC/Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash or assets. Shortages in the availability of foreign currency may temporarily delay the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. In view of the foregoing, to the extent cash in our business is held in China or by a PRC entity, such cash may not be available to fund operations or for other use outside of the PRC. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Under PRC law, Highlight WFOE and Shanghai Xianzhui may be funded through capital contributions by its immediate parent company or loans, subject to satisfaction of applicable government registration and approval requirements. Before providing loans to our PRC subsidiaries, we will be required to make filings about details of the loans with the SAFE in accordance with relevant PRC laws and regulations.

Highlight HK is permitted under the laws of Hong Kong to provide funding to Shanghai Xianzhui through capital contributions or to other companies within our corporate structure through loans without restrictions on the amount of the funds and such funding is not subject to government registration or filing requirements under the laws of Hong Kong.

Citi Profit is permitted under the laws of the British Virgin Islands to provide funding to Highlight WFOE through capital contributions or to other companies within our corporate structure through loans without restrictions on the amount of the funds and such funding is not subject to government registration or filing requirements under the laws of the British Virgin Islands.

GDC is permitted under the laws of Nevada to provide funding to Citi Profit through capital contributions or to other companies within our corporate structure through loans without restrictions on the amount of the funds and such funding is not subject to government registration or filing requirements under the laws of the Nevada.

AI Catalysis is permitted under the laws of Nevada to provide funding to other companies within our corporate structure through loans without restrictions on the amount of the funds and such funding is not subject to government registration or filing requirements under the laws of the Nevada.

GDC presently does not maintain any cash management policies which dictate how funds are transferred, however, GDC continues to conduct regular review and management of all its subsidiaries’ cash transfers and reports to board of directors.

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

As of December 31, 2023 and as of the date of this report, we do not have a VIE structure.

During the three months ended March 31, 2024, there was no transfer of assets between GDC and its subsidiaries. No amounts owed under any previous VIE agreements were settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

During the fiscal years ended December 31, 2023, GDC transferred a total of $2,100,000 to its subsidiary AI Catalysis Corp as capital contribution. No subsidiary made any dividends or distributions to GDC. No amounts owed under any VIE agreements were settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

During the fiscal years ended December 31, 2022, there was no transfer of assets between GDC and its subsidiaries. No earnings or other amount owed under any VIE agreements was settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

As of the date of this report, we have no intention of distributing any earnings as dividends to our investors or to settle amounts owned under the previous VIE agreements. If our subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

See the “Item 1. Business — Summary of Selected Condensed Consolidated Financial Data of GD Culture Group Limited, its subsidiaries and the VIEs” and the consolidated financial statements as set forth in this report. See also “Risk Factors — Risks Related to Our Corporate Structure — We may rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock” on page 28 of this report, and “Risk Factors — Risks Related to Doing Business in China — “PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from future financing activities to make loans or additional capital contributions to our PRC operating subsidiary” on page 31 of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 22, 2024.

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

Name	Position	Date

/s/ Xiao Jian Wang	Chief Executive Officer, President and Chairman of the Board of Directors	July 22, 2024
Xiao Jian Wang	(Principal Executive Officer)

/s/ Zihao Zhao	Chief Financial Officer and Director	July 22, 2024
Zihao Zhao	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lei Zhang	Director	July 22, 2024
Lei Zhang

/s/ Shuaiheng Zhang	Director	July 22, 2024
Shuaiheng Zhang

/s/ Yun Zhang	Director	July 22, 2024
Yun Zhang