Form 10-Q
period 2024-06-30
GD Culture Group Ltd
filed 2024-08-14
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 9,756,063 shares of the Company’s common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

UNAUDITED INTERIM consolidated financial statements AND SUPPLEMENTARY DATA

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$301,837	$5,175,518
Loan receivable	650,000	-
Other receivables, net	39,854	9,459
Convertible notes receivable	1,062,964	2,602,027
Prepaid and other current assets	520,364	1,290,890
Total current assets	2,575,019	9,077,894

EQUIPMENT, NET	10,146	12,511

RIGHT-OF-USE ASSETS, NET	1,456,687	1,561,058

OTHER ASSETS
Intangible assets, net	4,161,950	3,307,949
Other assets	250,740	250,740
Total other assets	4,412,690	3,558,689
Total assets	$8,454,542	$14,210,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$114,219	$23,338
Other payables - related parties	60,833	20,833
Lease liabilities - current	288,205	358,998
Total current liabilities	463,257	403,169

OTHER LIABILITIES
Lease liabilities – non-current	1,254,790	1,317,678
Deferred tax liabilities	305,904	327,822
Total other liabilities	1,560,694	1,645,500
Total liabilities	2,023,951	2,048,669

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 9,501,261 and 5,453,416 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	950	545
Additional paid-in capital	82,759,142	77,530,221
Accumulated deficit	(76,922,034)	(69,358,225)
Accumulated other comprehensive income	211,613	175,306
Total GD Culture Group Limited shareholders’ equity	6,049,671	8,347,847
Noncontrolling interest	380,920	3,813,636
Total shareholders’ equity	6,430,591	12,161,483
Total liabilities and shareholders’ equity	$8,454,542	$14,210,152

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2024	2023	2024	2023
REVENUES
Software copyright	$-	$150,000	$-	$150,000
TOTAL REVENUES	-	150,000	-	150,000

COST OF REVENUES
Software copyright	-	-	-	-
TOTAL COST OF REVENUES	-	-	-	-

GROSS PROFIT	-	150,000	-	150,000

OPERATING EXPENSES
Selling expenses	208,333	-	2,400,000	-
General and administrative expenses	1,703,091	271,237	3,472,371	275,854
Research and development expenses	217,500	-	435,000	-
TOTAL OPERATING EXPENSES	2,128,924	271,237	6,307,371	275,854

LOSS FROM OPERATIONS	(2,128,924)	(121,237)	(6,307,371)	(125,854)

OTHER INCOME (EXPENSE)
Interest income	13,056	179	35,002	179
Other-than-temporary impairment losses	(1,500,000)	-	(1,500,000)	-
TOTAL OTHER INCOME (EXPENSE)	(1,486,944)	179	(1,464,998)	179

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(3,615,868)	(121,058)	(7,772,369)	(125,675)

PROVISION FOR INCOME TAXES	(22,956)	-	(21,918)	-

LOSS FROM CONTINUING OPERATIONS	(3,592,912)	(121,058)	(7,750,451)	(125,675)
Net loss from continuing operations attributable to noncontrolling interest	(7,731)	-	(186,642)	-
Net loss from continuing operations attributable to shareholders of common stock	(3,585,181)	(121,058)	(7,563,809)	(125,675)

Discontinued operations:
Loss from discontinued operations, net of taxes	-	(34,440)	-	(51,132)

NET LOSS	$(3,592,912)	$(155,498)	$(7,750,451)	$(176,807)
Net loss attributable to noncontrolling interest	(7,731)	-	(186,642)	-
Net loss attributable to shareholders of common stock	(3,585,181)	(155,498)	(7,563,809)	(176,807)

OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustment	(4,802)	(122,471)	(19,911)	(112,283)
- Fair value changes of convertible note receivables	(93,912)	-	(39,063)	-
COMPREHENSIVE LOSS, net of tax	$(3,691,626)	$(277,969)	$(7,809,425)	$(289,090)
Comprehensive loss attributable to noncontrolling interest	(9,012)	-	(281,923)	-
Comprehensive loss attributable to shareholders of common stock	(3,682,614)	(277,969)	(7,527,502)	(289,090)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS
Basic and diluted	9,291,904	2,457,693	8,363,487	2,136,035

Loss per share from continuing operations
Basic and diluted	$(0.39)	$(0.05)	$(0.93)	$(0.06)
Loss per share from discontinued operations
Basic and diluted	$-	$(0.01)	$-	$(0.02)
Loss per share available to common shareholders
Basic and diluted	$(0.39)	$(0.06)	$(0.93)	$(0.08)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and six months ended June 30, 2024

					Additional		Accumulated Other	Total GD Culture Group Limited	Non	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2024	-	$-	5,453,416	$545	$77,530,221	$(69,358,225)	$175,306	$8,347,847	$3,813,636	$12,161,483
Net loss	-	-	-	-	-	(3,978,628)	-	(3,978,628)	(178,911)	(4,157,539)
Issuance of common stock for Cash	-	-	810,277	81	829,798	-	-	829,879	-	829,879
Issuance of common stock for acquisition of 13.33% noncontrolling interest of Shanghai Xianzhui	-	-	400,000	40	3,150,753	-	-	3,150,793	(3,150,793)	-
Exercise of pre-funded warrants	-	-	567,691	57	597	-	-	654	-	654
Exercise of November 2023 Registered Warrants	-	-	709,877	71	(71)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	78,891	78,891	(94,000)	(15,109)
Fair value changes of convertible notes receivable	-	-	-	-	-	-	54,849	54,849	-	54,849
Balance, March 31, 2024 (unaudited)	-	$-	7,941,261	$794	$81,511,298	$(73,336,853)	$309,046	$8,484,285	$389,932	$8,874,217
Net loss	-	-	-	-	-	(3,585,181)	-	(3,585,181)	(7,731)	(3,592,912)
Issuance of common stock for acquisition of copyright	-	-	1,560,000	156	1,247,844	-	-	1,248,000	-	1,248,000
Foreign currency translation	-	-	-	-	-	-	(3,521)	(3,521)	(1,281)	(4,802)
Fair value changes of convertible notes receivable	-	-	-	-	-	-	(93,912)	(93,912)	-	(93,912)
Balance, June 30, 2024 (unaudited)	-	$-	9,501,261	$950	$82,759,142	$(76,922,034)	$211,613	$6,049,671	$380,920	$6,430,591

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and six months ended June 30, 2023

					Additional	Accumulated Deficit		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income	Equity
Balance, January 1, 2023	-	$-	1,844,877	$184	$60,124,087	$4,467	$(56,841,074)	$179,460	$3,467,124
Net loss	-	-	-	-	-	-	(21,309)	-	(21,309)
The cancellation of the common stock	-	-	(133,333)	(13)	(947,987)	-	-	-	(948,000)
Foreign currency translation	-	-	-	-	-	-	-	10,188	10,188
Balance, March 31, 2023 (unaudited)	-	$-	1,711,544	$171	$59,176,100	$4,467	$(56,862,383)	$189,648	$2,508,003
Net loss	-	-	-	-	-	-	(155,498)	-	(155,498)
Issuance of common stock for Cash	-	-	1,154,519	115	8,718,125	-	-	-	8,718,240
Issuance of common stock for acquisition right, title, and interest in and to the certain software	-	-	187,500	19	749,981	-	-	-	750,000
Foreign currency translation	-	-	-	-	-	-	-	(122,471)	(122,471)
Balance, June 30, 2023 (unaudited)	-	$-	3,053,563	$305	$68,644,206	$4,467	$(57,017,881)	$67,177	$11,698,274

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,750,451)	$(176,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	2,365	88
Amortization of intangible assets	385,468	-
Lease expenses of right-of-use assets	204,373	-
Other-than-temporary impairment losses	1,500,000	-

Changes in operating assets and liabilities
Accounts receivable	-	(27,604)
Other receivables	(30,395)	(1,104,411)
Prepaid and other current assets	762,650	(173,349)
Accounts payable	-	(115,396)
Other payables and accrued liabilities	90,972	(164,607)
Customer deposits	-	72,168
Lease liabilities	(233,683)	-
Taxes payable	-	(8,158)
Other payables - related party	40,000	-
Deferred tax liability	(21,918)	-

Net cash used in operating activities	(5,050,619)	(1,698,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(4,642)
Loan to a third party	(1,900,000)	-
Repayment of loan to a third party	1,250,000	-

Net cash used in investing activities	(650,000)	(4,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	829,879	8,718,238
Proceeds from exercise of pre-funded warrants	654	-

Net cash provided by financing activities	830,533	8,718,238

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(3,595)	(3,889)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,873,681)	7,011,631

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,175,518	389,108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$301,837	$7,400,739

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$82

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for Cash	$-	$8,718,240
Issuance of common stock for acquisition right, title, and interest in and to the certain software	$1,248,000	$750,000
The cancellation of the common stock	$-	$948,000
Initial recognition of right-of-use assets and lease liability	$100,002	$-
Issuance of common stock for 13.3333% interest in SH Xianzhui	$3,150,793	$-
Exercise of November 2023 Registered Warrants	$71	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

GD CULTURE GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

SH Xianzhui was incorporated by Highlight WFOE and other two shareholders on August 10, 2023. SH Xianzhui is principally engaged in the provision of social media marketing agency service. Highlight WFOE initially owns 60% of the total equity interest of SH Xianzhui. On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe Property Management Co., Ltd. (“Beijing Hehe”), which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in JV”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% equity interest in SH Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. On January 11, 2024, the Company issued the 400,000 shares of its common stock, at the price of $2.5 per share, to Beijing Hehe and the transaction was completed. Up to the date of this unaudited interim consolidated financial statements were issued, the Company owns 73.3333% of the total equity interest of SH Xianzhui.

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

Prior to June 26, 2023, the Company had a subsidiary TMSR Holdings Limited (“TMSR HK”), which owns 100% equity interest in Makesi IoT Technology (Shanghai) Co., Ltd. (“Makesi WFOE”). Makesi WFOE had a series of contractual arrangement with Shanghai Yuanma Food and Beverage Management Co., Ltd. (“Yuanma”) that established a variable interest entity (the “VIE”) structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Yuanma. Accordingly, under U.S. GAAP, GDC treated Yuanma as the consolidated affiliated entity and has consolidated Yuanma’s financial results in GDC’s financial statements prior to June 26, 2023. On June 26, 2023, GDC entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell, and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR HK. The sale of TMSR HK did not have any material impact on the Company’s unaudited interim consolidated financial statements.

Prior to September 26, 2023, the Company also conducted business through Shanghai Highlight Media Co., Ltd. (“Highlight Media”). Highlight WFOE had a series of contractual arrangement with Highlight Media. For accounting purposes, Highlight WFOE was the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, GDC treated Highlight Media as the consolidated affiliated entity and has consolidated Highlight Media’s financial results in GDC’s financial statements prior to September 26, 2023. Highlight Media was an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sold the interest in the VIE Agreements. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s unaudited interim consolidated financial statements.

The accompanying unaudited interim consolidated financial statements reflect the activities of GDC and each of the following entities:

Name		Background	Ownership
Citi Profit BVI	●	A British Virgin Island company Incorporated in April 2019	100% owned by the Company
TMSR HK	●	A Hong Kong company	100% owned by Citi Profit BVI
	●	Incorporated in April 2019
	●	Disposed on June 26, 2023
Highlight HK	●	A Hong Kong company	100% owned by Citi Profit BVI
	●	Incorporated in November 2022
Makesi WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (WFOE)	100% owned by TMSR HK
	●	Incorporated in December 2020
	●	Disposed on June 26, 2023
Highlight WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (WFOE)	100% owned by Highlight HK
	●	Incorporated in January 2023
Yuanma	●	A PRC limited liability company	VIE of Makesi WFOE
	●	Acquired on June 21, 2022
	●	Disposed on June 26, 2023
Highlight Media	●	A PRC limited liability company	VIE of Highlight WFOE
	●	Acquired on September 16, 2022
	●	Disposed on September 26, 2023
AI Catalysis	●	A Nevada company	100% owned by the Company
	●	Incorporated in May 2023
SH Xianzhui	●	A PRC limited liability company	73.3333% owned by Highlight WFOE
	●	Incorporated in August 2023

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

On February 27, 2023, Highlight WFOE entered into a series of assignment agreements with Makesi WFOE, Highlight Media and Highlight Shareholders, pursuant to which Makesi WFOE assign all its rights and obligations under the VIE agreements to Highlight WFOE. The VIE agreements and the assignment agreements grant Highlight WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Highlight Media, including absolute rights to control the management, operations, assets, property and revenue of Highlight Media. The assignment does not have any impact on Company’s unaudited interim consolidated financial statements.

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

Liquidity and Capital Resources

As of June 30, 2024, the Company had $301,837 in its operating bank accounts and working capital of approximately $2.1 million. In August 2024, Mr. Xiaojian Wang, the Chief Executive Officer of the Company, executed a Letter of Support in which he agreed to provide continuing financial support to the Company for a period of at least 12 months from the issuance date of the Company’s unaudited consolidated financial statements for the period ended June 30, 2024.

The Company also intends to raise additional debt or equity capital to fund future operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, the Company has planned and implemented cost-cutting measures to reduce operating expenditures and loss. Management believes that the Company can adjust the pace of its business development and control operating expenses when necessary. Therefore, the Company assesses that current working capital, together with the letter of financial support from Mr. Xiaojian Wang, will be sufficient to meet its obligations for the next 12 months from the issuance date of this report. These unaudited consolidated financial statements are prepared on going concern basis.

Note 2 – Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements reflect all adjustments that, in the opinion of management, are of a normal recurring nature and are necessary to fairly present the financial statements for the interim periods. The unaudited interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 2, 2024, as amended on July 8, 2024 and July 22, 2024.

Principles of Consolidation

The unaudited interim consolidated financial statements of the Company include the accounts of GDC and its wholly owned subsidiaries and VIEs. All intercompany transactions and balances are eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of unaudited interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited interim consolidated financial statements include the useful lives of intangible assets and equipment, impairment of long-lived assets, collectability of receivables, fair value of convertible notes, discount rate used to measure present value of lease liabilities and valuation allowance for deferred tax assets. Actual results could differ from these estimates.

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

Translation adjustments included in accumulated other comprehensive income amounted to $208,204 and $73,279 as of June 30, 2024 and December 31, 2023, respectively. The unaudited interim consolidated balance sheets amounts, with the exception of shareholders’ equity at June 30, 2024 and December 31, 2023 were translated at 7.27 RMB and 7.10 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to unaudited interim consolidated statements of operations accounts for the six months ended June 30, 2024 and 2023 were 7.22 RMB and 6.93 RMB to $1.00, respectively. Unaudited interim consolidated statements of cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the unaudited interim consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited interim consolidated balance sheets.

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

Loan Receivable

Loan receivable is the amounts lent to a third party with the interest rate of 5% per annual. Since the loan will be due within one year, the Company classified the loan as current assets under the loan receivable account on the unaudited interim consolidated balance sheet. The interest accrued during the reporting period was recorded as interest income on the unaudited interim consolidated statements of operations.

Prepaid and Other Current Assets

Prepaid and other current assets are advances paid to outside vendors for services purchases. The Company has legally binding contracts with its vendors, which require any outstanding prepayments to be returned to the Company when the contract ends.

Convertible Notes Receivable

The Company evaluated the terms of the DigiTrax Convertible Notes and the Liquid Convertible Notes (as defined in Note 12) according to ASC 320 “Investments — Debt Securities” and concluded that the convertible notes should be classified as an available-for-sale (“AFS”) security and measured at fair value. To evaluate the fair value of the available-for-sale security, the Company used the discounted cash flow method. The fair value changes of the convertible notes receivable were recorded as other comprehensive income.

The Company evaluates quarterly whether AFS securities are other-than-temporarily impaired (OTTI) based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the credit rating of the issuer or security, the failure of the issuer to make scheduled principal or interest payments, and the financial health and prospects of the issuer or security.

Declines in the value of AFS securities determined to be OTTI are recognized in earnings and included in other-than-temporary impairment losses. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if the Company will be required to sell the security prior to any anticipated recovery. If the Company determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the security. However, in this circumstance, if the Company does not intend to sell the security and will not be required to sell the security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the security. Expected cash flows are discounted using the security’s effective interest rate. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the security. Declines in the value of AFS securities determined to be temporary are reported, net of tax, as other comprehensive earnings (losses) and included as a separate component of stockholders’ equity.

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

As of June 30, 2024 and December 31, 2023, the carrying values of cash, other receivables, loan receivable, other payables and accrued liabilities approximate their fair values due to the short-term nature of the instruments. Fair value of convertible notes receivable have been discussed in Note 20.

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

The Company have $nil and $150,000 revenue streams from continuing operations for the six months ended June 30, 2024 and 2023, respectively.

Income Taxes

The Company accounts for income taxes in accordance with U.S. GAAP. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes is accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited interim consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the six months ended June 30, 2024 and 2023.

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

For the six months ended June 30, 2024, 567,691 pre-funded warrants representing 567,691 shares of the Company’s common stock were exercised for $654. The remaining pre-funded warrants are immediately exercisable after issuance and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.001 per share, 922,072 in common stocks underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share as of June 30, 2024.

For the six months ended June 30, 2024 and 2023, 7,309,181 and 5,644,970 of outstanding warrants (excluding the Pre-funded Warrants and Exchange Warrants) which are equivalent to convertible of 3,080,017 and 1,415,806 common stocks were excluded from the diluted loss per share calculation due to their antidilutive effect.

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

Recently Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The new amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the unaudited interim consolidated financial statements. The Company adopted ASU 2021-08 since January 1, 2024.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for fiscal years beginning after 15 December 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the unaudited interim consolidated financial statements. The Company adopted ASU 2022-03 since January 1, 2024.

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

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets this criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the unaudited interim consolidated financial statements. The Company adopted ASU 2022-08 since January 1, 2024.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited interim consolidated balance sheets, unaudited interim consolidated statements of operations and comprehensive loss and unaudited interim consolidated statements of cash flows.

Note 3 – Variable Interest Entity

Yuanma

On June 21, 2022, Makesi WFOE entered into a series of contractual arrangements with Yuanma and its shareholders. The significant terms of these contractual arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result, the Company classified Yuanma as VIE.

On June 26, 2023, GDC entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR HK, which hold 100% of the equity interests in Makesi WFOE. The purchase price for the transaction contemplated by the Agreement was $100,000. The sale of TMSR HK included the sale of Makesi WFOE and Yuanma, which has any material impact on the Company’s unaudited interim consolidated financial statements.

Highlight Media

On September 16, 2022, Makesi WFOE entered into contractual arrangements with Highlight Media and its shareholders. The significant terms of these contractual arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result, the Company classifies Highlight Media as VIE.

On February 27, 2023, Highlight WFOE entered into a series of assignment agreements with Makesi WFOE, Highlight Media and Highlight Shareholders, pursuant to which Makesi WFOE assign all its rights and obligations under the VIE agreements to Highlight WFOE. The VIE agreements and the assignment agreements granted Highlight WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Highlight Media, including absolute rights to control the management, operations, assets, property and revenue of Highlight Media. The assignment did not have any impact on Company’s unaudited interim consolidated financial statements.

On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sell the interest in the VIE Agreements for a purchase price of $100,000. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s unaudited interim consolidated financial statements.

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

Accordingly, the accounts of Highlight Media and Yuanma are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, Yuanma’s financial positions and results of operations were included in the Company’s unaudited interim consolidated financial statements prior to June 26, 2023 and Highlight Media’s financial positions and results of operations were included in the Company’s unaudited interim consolidated financial statements prior to September 26, 2023.

As of June 30, 2024, the Company did not have any VIE operations. The operations results from VIE operations for the six months ended June 30, 2024 and 2023 have been reflected in discontinued operations as disclosed in Note 19.

Note 4 – Cash and Cash Equivalents

Cash at banks represents cash balances maintained at commercial banks. As of June 30, 2024 and December 31, 2023, the Company did not have any cash equivalents. The Company maintains bank accounts in the United States and institutions in PRC.

	June 30,	December 31,
	2024	2023
	(unaudited)
Cash at Banks	$301,837	$5,175,518

Note 5 – Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(unaudited)
Prepayments of digital human services	$362,500	$797,500
Prepayments of live streaming services	-	487,587
Consulting service	133,114	-
Other prepayments	24,750	5,803
Total prepaid and other current assets	$520,364	$1,290,890

Note 6 – Loan Receivable

On January 13, 2024, the Company entered into a loan agreement with Lotus City Limited (“Lotus”), pursuant to which, the Company agreed to lend $1,900,000 to Lotus, with the interest rate of 5% per annum accrued daily. The Loan together with accrued and unpaid interest and all other charges, costs and expenses, is due and payable on or before January 16, 2025. On January 16, 2024, the Company transferred $1,900,000 to Lotus. Since the loan will be due within one year, the Company classified the loan as current assets under the loan receivable account on the unaudited interim consolidated balance sheet.

On April 3, 2024 and June 4, 2024, Lotus repaid $1,000,000 and $250,000, respectively to the Company, leaving $650,000 in principal outstanding.

For the three and six months ended June 30, 2024, the Company accrued $19,781 and $30,659, respectively, of interest and recorded as interest income on the unaudited interim consolidated statements of operations. As of June 30, 2024, the outstanding balance of loan receivable was $650,000.

Note 7 – Other Receivables

As of June 30, 2024 and December 31, 2023, other receivables consisted of the following:

	June 30,	December 31,
	2024	2023
Interest receivable	$30,659	$-
Lease deposit	9,195	9,459
Total other receivables, net	$39,854	$9,459

Note 8 – Equipment, net

Equipment, net consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(unaudited)
Office equipment and furniture	$14,190	$14,190
Less: accumulated depreciation	(4,044)	(1,679)
Total	$10,146	$12,511

Depreciation expense for the three months ended June 30, 2024 and 2023 amounted to $1,182 and $88, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 amounted to $2,365 and $88, respectively.

Note 9 – Intangible Assets, net

Intangible assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(unaudited)
Software	$4,891,824	$3,653,104
Subtotal	4,891,824	3,653,104
Less: accumulated amortization	(729,874)	(345,155)
Total	$4,161,950	$3,307,949

The Company’s intangible assets include a software of $750,000 purchased from a third party by issuance of 180,000 of the Company’s common stock (as disclosed in Note 16), software of $2,903,104 purchased by the Company in cash and a software of $1,248,000 purchased from a third party by issuance of 1,560,000 of the Company’s common stock (as disclosed in Note 16). The Company amortizes its software over their estimated useful lives and reviews these assets for impairment.

Amortization expense for the three months ended June 30, 2024 and 2023 was $203,134 and nil, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was $385,468 and nil, respectively.

Note 10 – Other Payables and Accrued Liabilities

Other payables and accrued liabilities consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(unaudited)
Professional service fee	$90,931	$-
Payroll	13,518	3,944
Rental	-	15,981
Travel and Entertainment expenses	9,770	3,413
Total	$114,219	$23,338

Note 11 – Related Party Transactions

Other payables – related parties:

Name of related party	Relationship	Nature	June 30, 2024	December 31, 2023
			(unaudited)
Xiaojian Wang	Chief Executive Officer	Accrued compensations	$25,000	$-
Zihao Zhao	Chief Finance Officer	Accrued compensations	35,833	20,833
Total			$60,833	$20,833

As of June 30, 2024 and December 31, 2023, the balance of other payables- related parties were $60,833 and $20,833, respectively, consisted of accrued compensations of the Company’s officers.

For the three and six months ended June 30, 2024, the Company recorded compensation expenses to its officers amounted to $20,000 and $40,000, respectively, for their services provided to the Company. For the three and six months ended June 30, 2023, the Company recorded compensation expenses to its officers amounted to $5,833 and $5,833, respectively, for their services provided to the Company.

Note 12 – Convertible Notes Receivable

The Company’s convertible notes receivable consisted of the following as of June 30, 2024 and December 31, 2023:

Convertible Notes Receivable
Beginning	$-
Convertible note receivable	2,500,000
Fair value changes of convertible notes	102,027
Ending, as of December 31, 2023	2,602,027
Fair value changes of convertible notes	54,849
Ending, as of March 31, 2024 (unaudited)	2,656,876
Fair value changes of convertible notes	(93,912)
Other-than-temporary impairment losses on convertible note receivable	(1,500,000)
Ending, as of June 30, 2024 (unaudited)	$1,062,964

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

As of June 30, 2024, $500,000 of the DigiTrax Convertible Notes was due and extended to May 31, 2025 as agreed by the Company and DigiTrax.

As of June 30, 2024, $500,000 of the Liquid Convertible Notes was due, but the Company failed to collect repayments from Liquid. The Company evaluated the recoverability of the aggregated $1,500,000 Liquid Convertible Notes according to ASC 326 and concluded that, the decline in value of Liquid Convertible Notes is other-than-temporary-impairment. The Company recorded $1,500,000 impairment loss on the Liquid Convertible Notes in the accompanying unaudited statement of operations, for the three months ended June 30, 2024. The unrealized gains on the fair value changes of the Liquid Convertible Notes amounted to $83,726, which was recognized in prior periods, were reversed from other comprehensive income. Up to the date of the unaudited interim consolidated financial statements were issued, there’s no evidence indicating that the fair value of Liquid Convertible Notes increased.

For the six months ended June 30, 2024 and 2023, the Company recorded unrealized loss on the fair value changes of these notes amounted to $39,063 (consisting of $53,808 unrealized loss on the fair value changes of Liquid Convertible Notes, partially offset by$14,745 unrealized gain on the fair value changes of DigiTrax Convertible Notes) and $nil in other comprehensive income in relation to above convertible notes in the unaudited interim consolidated statements of operations and comprehensive loss. As of June 30, 2024 and December 31, 2023, the balance of the convertible notes were $1,062,964 and $2,602,027, respectively.

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

	June 30, 2024	December 31, 2023
	(unaudited)
Weighted average remaining lease term:
Operating lease	4.40 years	4.81 years

Weighted average discount rate:
Operating lease	7.44%	7.56%

The balances for the operating leases where the Company is the lessee are presented as follows within the unaudited interim consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(unaudited)
Operating lease right-of-use assets, net
Operating lease	$1,456,687	$1,561,058

Lease liabilities
Current portion of operating lease liabilities	288,205	358,998
Non-current portion of operating lease liabilities	1,254,790	1,317,678
	$1,542,995	$1,676,676

Future lease payments under operating leases as of June 30, 2024 were as follows:

Operating Leases

Remainder of FY2024	$199,131
FY2025	385,550
FY2026	393,261
FY2027	401,127
FY2028	409,149
FY2029	34,605
Total lease payments	$1,822,823
Less: imputed interest	279,828
Present value of lease liabilities (1)	$1,542,995

(1)	As of June 30, 2024, present value of future operating lease payments consisted of current portion of operating lease liabilities and non-current portion of operating lease liabilities, amounting to $288,205 and $1,254,790, respectively.

Lease expense for all the Company’s operating leases for the three and six months ended June 30, 2024 were $146,674 and $248,155, respectively. Lease expense for all the Company’s operating leases for the three and six months ended June 30, 2023 were $nil.

Note 14 – Taxes

Income Tax

United States

GDC was organized in the state of Delaware in April 2015. As of June 30, 2024 and December 31, 2023, GDC’s net operating loss carry forward for United States income taxes was approximately $7.5 million and $6.3 million, respectively. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2040. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after March 31, 2017 (increasing to 13.125% for tax years beginning after March 31, 2025) with a partial offset for foreign tax credits. The Company determined that there is no impact of GILTI for the six months ended June 30, 2024 and 2023, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

British Virgin Islands

Citi Profit BVI is incorporated in the British Virgin Islands and are not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

TMSR HK and Highlight HK are incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. TMSR and Highlight HK are subject to Hong Kong profit tax at a rate of 8.25% for assessable profits on the first HK$2 million and 16.5% for any assessable profits in excess of HK$2 million for the six months ended June 30, 2024 and 2023. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, TMSR HK is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

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

The current and deferred components of income tax expenses from continuing operations appearing in the unaudited interim consolidated statements of operations are as follows:

	For the six months ended June 30,
	2024	2023
	(unaudited)	(unaudited)
Current tax expenses	$-	$-
Deferred tax expenses	(21,918)	-
Total	$(21,918)	$-

The principal components of the Company’s deferred income tax assets and liabilities as of June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023
	(unaudited)
Deferred tax assets
Net operating losses carried forward	$7,487,466	$6,295,697
Lease liability	324,029	352,102
Valuation allowance	(7,811,495)	(6,647,799)
Deferred tax assets, net	$-	$-
Deferred tax liabilities
Right - Of - Use assets	$305,904	$327,822
Deferred tax liabilities, net	$305,904	$327,822

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

As of June 30, 2024 and December 31, 2023, there is no balance of the value added tax payable.

Note 15 – Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2024 and December 31, 2023, the Company had $nil and $4,458,402 in excess of the FDIC insured limit, respectively.

As of June 30, 2024 and December 31, 2023, $31,933 and $211,222 were deposited with a financial institution located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Note 16 – Equity

Statutory Reserves and Restricted Net Assets

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to make appropriations to certain statutory reserves, namely a general reserve fund, an enterprise expansion fund, a staff welfare fund and a bonus fund, all of which are appropriated from net profit as reported in its PRC statutory accounts. A foreign invested enterprise is required to allocate at least 10% of its annual after-tax profits to a general reserve fund until such fund has reached 50% of its respective registered capital. Appropriations to the enterprise expansion fund and staff welfare and bonus funds are at the discretion of the board of directors for the foreign invested enterprises. For other subsidiaries incorporated in the PRC, the general reserve fund was appropriated based on 10% of net profits as reported in each subsidiary’s PRC statutory accounts. General reserve and statutory surplus funds are restricted to set-off against losses, expansion of production and operation and increasing registered capital of the respective company. Staff welfare and bonus fund and statutory public welfare funds are restricted to capital expenditures for the collective welfare of employees. The reserves are not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor are they allowed for distribution except under liquidation. As of June 30, 2024 and December 31, 2023, there are no balance of the PRC statutory reserve funds.

In addition, under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer their net assets to the Company in the form of dividend payments, loans or advances. Amounts of net assets restricted include paid up capital and statutory reserve funds of the Company’s PRC totaling $363,449 and $1,083,267 as of June 30, 2024 and December 31, 2023, respectively.

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

In November and December 2023, holders of 963,600 of the November 2023 Pre-Funded Warrants exercised their option to purchase 963,600 shares of the Company’s common stock. On February 15, 2024, March 19, 2024 and March 21, 2024, holders of 567,691 of the November 2023 Pre-Funded Warrants exercised their option to purchase 567,691 shares of the Company’s common stock, leaving 344,812 of November 2023 Pre-Funded Warrants are still outstanding as of June 30, 2024. On March 26, 2024, holders of 865,376 November 2023 Registered Warrants exercised their options to purchase 709,877 shares of the Company’s common stock, leaving 2,446,980 shares of November 2023 Registered Warrants are still outstanding as of June 30, 2024.

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

On May 31, 2024, the Company entered into a software purchase agreement with Shanxi Gangdong Cultural Media Co., Ltd., a seller unaffiliated with the Company (the “Seller”). Pursuant to the agreement, the Company agreed to purchase and the Seller agreed to sell all of Seller’s right, title, and interest in and to the certain software. The purchase price of the software shall be $1,248,000, payable in the form of issuance of 1,560,000 shares of common stock of the Company, valued at $0.80 per share. The Company plans to use the software to develop its AI business. On June 4, 2024, the Company issued 1,560,000 shares of common stock of the Company to the Seller’s designees and the transaction was completed.

As of June 30, 2024 and December 31, 2023, the total outstanding shares of the Company’s common stock were 9,501,261 and 5,453,416, respectively.

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

In concurrent with the November 2023 Offering, on November 1, 2023, the Company entered into certain warrant exchange agreements (the “Warrant Exchange Agreements” with May 2023 Offering Purchasers. Pursuant to the Warrant Exchange Agreements, the holders of May 2023 Unregistered Warrants shall surrender the May 2023 Unregistered Warrants, and the Company shall cancel the May 2023 Unregistered Warrants and shall issue to these holders pre-funded warrants to purchase up to 577,260 shares of the Company’s Common Stock (the “Exchange Warrants”). The Exchange Warrants were issued to holders on November 3, 2023 and the warrant exchange closed on the same day. As of June 30, 2024 and December 31, 2023, 577,260 of the Exchange Warrants are still outstanding.

The Placement Agent of the May 2023 Offering also received warrants to purchase up to 115,452 shares of common stock at an exercise price of $10.02 per share (the “May 2023 Placement Agent Warrants”), which represents 120% of the May 2023 Offering price of each share of common stock. The Placement Agent’s warrants will have substantially the same terms as the May 2023 Unregistered Warrants.

In connection with the November 2023 Offering, 1,876,103 shares of the November 2023 Pre-Funded Warrants and 3,312,356 shares of the November 2023 Registered Warrants were sold to November 2023 Offering Purchasers. Each November 2023 Pre-funded Warrant is exercisable for one share of the Company’s common stock, with an exercise price equal to $0.001 per share, at any time that the November 2023 Pre-funded Warrant is outstanding. The November 2023 Pre-funded Warrants will be exercisable immediately after issuance and will expire five (5) years from the date of issuance. The holder of a November 2023 Pre-funded Warrant will not be deemed a holder of the Company’s underlying common stock until the November 2023 Pre-funded Warrant is exercised. The November 2023 Registered Warrants will be exercisable immediately and will expire five (5) years from the date of issuance. The exercise price of the November 2023 Registered Warrants is $3.019, subject to adjustment as provided in the form of November 2023 Registered Warrants. As of June 30, 2024, 1,531,291 of the November 2023 Pre-Funded Warrants and 865,376 shares of November 2023 Registered Warrants were exercised, leaving 344,812 of November 2023 Pre-Funded Warrants and 2,446,980 shares of November 2023 Registered Warrants are still outstanding.

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

The summary of warrant activities for six months ended June 30, 2024 are as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2023	9,623,806	5,394,642	$19.45	4.54
Granted	40,514	40,514	1.37	4.74
Exercised	1,433,067	1,433,067	0.0001	-
June 30, 2024 (unaudited)	8,231,253	4,002,089	$23.11	3.98

The summary of warrant activities for six months ended June 30, 2023 are as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2022	4,539,674	151,323	$172.5	0.36
Granted/Acquired	2,114,322	2,114,322	7.40	4.02
Expired	164,675	5,488	172.5	0.1
Exercised	844,351	844,351	0.001	-
June 30, 2023 (unaudited)	5,644,970	1,415,806	$25.58	4.40

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

As of June 30, 2024, the Company’s remain business segment and operations is Virtual Content Production. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to Virtual Content Production; accordingly, management believes that the unaudited interim consolidated balance sheets and unaudited interim consolidated statements of operations and comprehensive loss provide the relevant information to assess Virtual Content Production’s performance.

Note 19 – Discontinued Operations

The following depicts the result of operations for the discounted operations of Highlight Media for the six months ended June 30, 2024 and 2023, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Enterprise brand management services	$-	$56,799	$-	$132,173
TOTAL REVENUES	-	56,799	-	132,173

COST OF REVENUES
Enterprise brand management services	-	41,414	-	97,562
TOTAL COST OF REVENUES	-	41,414	-	97,562
GROSS PROFIT	-	15,385	-	34,611

OPERATING EXPENSES
Selling, general and administrative	-	49,646	-	86,253
TOTAL OPERATING EXPENSES	-	49,646	-	86,253

LOSS FROM OPERATIONS	-	(34,261)	-	(51,642)

OTHER INCOME
Interest income	-	24	-	43
Other income (expenses)	-	(7)	-	663
Total other income	-	17	-	706

LOSS BEFORE INCOME TAXES	-	(34,244)	-	(50,936)
PROVISION FOR INCOME TAXES	-	114	-	114

NET LOSS	$-	$(34,358)	$-	$(51,050)

Note 20 – Assets and Liabilities Measured at Fair Value

The following tables presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets	(unaudited)
Notes receivable - DigiTrax Convertible Notes	$1,098,082	$—	$—	$1,098,082
Total	$1,098,082	$—	$—	$1,098,082

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Notes receivable - DigiTrax Convertible Notes	$1,048,219	$—	$—	$1,048,219
Notes receivable - Liquid Convertible Notes	1,553,808	—	—	1,553,808
Total	$2,602,027	$—	$—	$2,602,027

The Company evaluated the DigiTrax Convertible Notes and the Liquid Convertible Notes according to ASC 320 and concluded that these note receivables should be classified as available-for-sale security and measured at fair value. To evaluate the fair value of the available-for-sale security, the Company used the discounted cash flow method. The fair value changes of these notes were recorded as other comprehensive income on the accompanying consolidated statements of operations at each reporting date.  As a result of the unobservable inputs, the available-for-sale security was classified as Level 3 as of June 30, 2024 and December 31, 2023.

There were no transfers among the three hierarchies for the six months ended June 30, 2024 and 2023.

Note 21 – Subsequent events

Subsequent to June 30, 2024 and up to the date the unaudited consolidated financial statements were issued, holders of 255,000 of the Exchange Warrants exercised their option to purchase 254,802 shares of the Company’s common stock, leaving 322,260 of Exchange Warrants still outstanding.

On August 9, 2024, the Company and DigiTrax entered into an amendment to the DigiTrax Convertible Note executed on August 17, 2023, pursuant to which, parties agreed to extend the maturity date of the note to August 17, 2025 upon the same terms and conditions as set forth in the note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with our unaudited financial statements, and the notes to those unaudited financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe, which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in Shanghai Xianzhui”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% equity interest in Shanghai Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. On January 11, 2024, the Company issued the 400,000 shares of its common stock to Beijing Hehe, at the price of $2.5 per share, and the transaction was completed. As of June 30, 2024, the Company owns 73.3333% of the total equity interest of Shanghai Xianzhui.

Registered Direct Offering

On March 26, 2024, the Company issued 810,277 shares of common stock in a registered direct offering. See Note 16 of the notes to the unaudited consolidated financial statements.

Nasdaq Compliance

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

On June 18, 2024, the Company received a letter from Nasdaq stating that because the Company’s common stock had a closing bid price at or above $1.00 per share for 10 consecutive business days, the Company had regained compliance with the Minimum Bid Price Requirement, and that the matter is now closed.

Software Purchase Agreement

On May 31, 2024, the Company entered into a software purchase agreement with Shanxi Gangdong Cultural Media Co., Ltd., a seller unaffiliated with the Company (the “Seller”). Pursuant to the agreement, the Company agreed to purchase and the Seller agreed to sell all of Seller’s right, title, and interest in and to the certain software. The purchase price of the software shall be $1,248,000, payable in the form of issuance of 1,560,000 shares of common stock of the Company, valued at $0.80 per share. The Company plans to use the software to develop its AI business. On June 4, 2024, the Company issued 1,560,000 shares of common stock of the Company to the Seller’s designees and the transaction was completed.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic did not have a material impact on our business or results of operation for the six months ended June 30, 2024 and 2023. However, the extent to which the COVID-19 pandemic may negatively impact the general economy and our business is highly uncertain and cannot be accurately predicted. These uncertainties may impede our ability to conduct our operations and could materially and adversely affect our business, financial condition and results of operations, and as a result could adversely affect our stock price and create more volatility.

Results of Operations

For Three Months Ended June 30, 2024 vs. June 30, 2023

	For Three Months Ended June 30,			Percentage
	2024	2023	Change	Change
Revenues
Software copyright	$-	$150,000	$(150,000)	(100.0)%
Total revenues	-	150,000	(150,000)	(100.0)%

Cost of revenues
Software copyright	-	-	-	-%
Total cost of revenues	-	-	-	-

Gross profit	-	150,000	(150,000)	(100.0)%

Operating expenses
Selling expenses	208,333	-	208,333	N/A %
General and administrative expenses	1,703,091	271,237	1,431,854	527.9%
Research and development expense	217,500	-	217,500	N/A %
Total operating expenses	2,128,924	271,237	1,857,687	684.9%
Loss from operations	(2,128,924)	(121,237)	(2,007,687)	1,656.0%
Other income (expenses)
Interest income	13,056	179	12,877	7,193.9%
Impairment loss	(1,500,000)	-	(1,500,000)	N/A %
Total other income (expenses)	(1,486,944)	179	(1,487,123)	(830,795.0)%
Loss before income tax from continuing operations	(3,615,868)	(121,058)	(3,494,810)	2,886.9%
Provision for income taxes	(22,956)	-	(22,956)	N/A %
Loss from continuing operations	(3,592,912)	(121,058)	(3,471,854)	2,867.9%
Loss from continuing operations attributable to GD Culture Group Limited	(3,585,181)	(121,058)	(3,464,123)	2,861.5%
Loss from continuing operations attributable to non-controlling interest	(7,731)	-	(7,731)	N/A %
Discontinued operations:
Loss from discontinued operations	-	(34,440)	34,440	(100.0)%
Net Loss	$(3,592,912)	$(155,498)	$(3,437,414)	2,210.6%

Revenues

The Company’s revenue consists of software copyright. Total revenues decreased by approximately $150,000 to $nil for the three months ended June 30, 2024, compared to approximately $150,000 for the three months ended June 30, 2023. The decrease was mainly due to no sales of software copyright in 2024.

Gross Profit

The Company’s gross profit decreased by $150,000 to nil, during the three months ended June 30, 2024, from $150,000 for the three months ended June 30, 2023. The decrease was due to no sales of software copyright in 2024.

Operating Expenses

The Company’s operating expenses include selling and marketing (“S&M”) expenses, general and administrative (“G&A”) expenses, research and development (“R&D”) expenses. S&M expenses increased to approximately $0.2 million for the three months ended June 30, 2024, compared to approximately $nil for the three months ended June 30, 2023. The increase was mainly due to the Company increased inputs on digital human and e-commerce live streaming marketing and advertising to improve its brand reputation, attract a large following on social media. G&A expenses increased by approximately $1.4 million from approximately $0.3 million for the three months ended June 30, 2023 to approximately $1.7 million for the three months ended June 30, 2024. The increase was mainly due to the combined impact of (i) the expansion of our administrative associated personnel cost, (ii) increase in operating and lease expenses for offices, (iii) increase in the professional service fee and (iv) amortization of intangible assets. R&D expenses increased to approximately $0.2 million for the three months ended June 30, 2024, compared to nil for the three months ended June 30, 2023. The increase was mainly due to the Company increased inputs on research and development about our artificial intelligence based digital human application, to create unconventional digital characters and customize digital humans to support the clients’ marketing efforts.

Other Income (Expenses)

The Company’s other expense increased by approximately $1.5 million during the three months ended June 30, 2024, compared to $179 other income for the three months ended June 30, 2023. The other expense increment was mainly due to the impairment loss recognized on the convertible note receivable.

Loss from Continuing Operations

As a result of the foregoing, loss from continuing operations for the three months ended June 30, 2024 was approximately $3.6 million, an increase of approximately 2,867.9%, from loss from continuing operations of $121,058 for the three months ended June 30, 2023.

Net Loss

The Company’s net loss increased by approximately $3.4 million, or 2,210.6%, to approximately $3.6 million net loss for the three months ended June 30, 2024, from $155,498 net loss for the three months ended June 30, 2023. The increase was mainly due to the combined impact of (i) the expansion of our administrative associated personnel cost, (ii) increase in operating and lease expenses for offices, (iii) the professional service fee and (iv) increase in researching and development about our artificial intelligence based digital human application.

For Six Months Ended June 30, 2024 vs. June 30, 2023

	For Six Months Ended June 30,			Percentage
	2024	2023	Change	Change
Revenues
Software copyright	$-	$150,000	$(150,000)	(100.0)%
Total revenues	-	150,000	(150,000)	(100.0)%

Cost of revenues
Software copyright	-	-	-	-%
Total cost of revenues	-	-	-	-

Gross profit	-	150,000	(150,000)	(100.0)%

Operating expenses
Selling expenses	2,400,000	-	2,400,000	N/A %
General and administrative expenses	3,472,371	275,854	3,196,517	1,158.8%
Research and development expense	435,000	-	435,000	N/A %
Total operating expenses	6,307,371	275,854	6,031,517	2,186.5%
Loss from operations	(6,307,371)	(125,854)	(6,181,517)	4,911.7%
Other income (expenses)
Interest income	35,002	179	34,823	19,454.2%
Impairment loss	(1,500,000)	-	(1,500,000)	N/A %
Total other income (expenses)	(1,464,998)	179	(1,465,177)	(818,534.6)%
Loss before income tax from continuing operations	(7,772,369)	(125,675)	(7,646,694)	6,084.5%
Provision for income taxes	(21,918)	-	(21,918)	N/A %
Loss from continuing operations	(7,750,451)	(125,675)	(7,624,776)	6,067.1%
Loss from continuing operations attributable to GD Culture Group Limited	(7,563,809)	(125,675)	(7,438,134)	5,918.5%
Loss from continuing operations attributable to non-controlling interest	(186,642)	-	(186,642)	N/A %
Discontinued operations:
Loss from discontinued operations	-	(51,132)	51,132	(100.0)%
Net Loss	$(7,750,451)	$(176,807)	$(7,573,644)	4,283.6%

Revenues

The Company’s revenue consists of software copyright. Total revenues decreased by approximately $150,000 to $nil for the six months ended June 30, 2024, compared to approximately $150,000 for the three months ended June 30, 2023. The decrease was mainly due to no sales of software copyright in 2024.

Gross Profit

The Company’s gross profit decreased by $150,0000 to nil, during the six months ended June 30, 2024, from $150,000 for the three months ended June 30, 2023. The decrease was due to no sales of software copyright in 2024.

Operating Expenses

The Company’s operating expenses include selling and marketing (“S&M”) expenses, general and administrative (“G&A”) expenses, research and development (“R&D”) expenses. S&M expenses increased to $2.4 million for the six months ended June 30, 2024, compared to $nil for the six months ended June 30, 2023. The increase was mainly due to the Company increased inputs on digital human and e-commerce live streaming marketing and advertising to improve its brand reputation, attract a large following on social media. G&A expenses increased by approximately $3.2 million from approximately $0.3 million for the six months ended June 30, 2023 to approximately $3.5 million for the six months ended June 30, 2024. The increase was mainly due to the combined impact of (i) the expansion of our administrative associated personnel cost, (ii) increase in operating and lease expenses for offices, (iii) increase in the professional service fee and (iv) amortization of intangible assets. R&D expenses increased to approximately $0.4 million for the six months ended June 30, 2024, compared to nil for the six months ended June 30, 2023. The increase was mainly due to the Company increased inputs on research and development about our artificial intelligence based digital human application, to create unconventional digital characters and customize digital humans to support the clients’ marketing efforts.

Other Income (Expenses)

The Company’s other income decreased by approximately $1.5 million during the six months ended June 30, 2024, compared to $179 for the six months ended June 30, 2023. The decrease was mainly due to the impairment loss recognized on the convertible note receivable.

Loss from Continuing Operations

As a result of the foregoing, loss from continuing operations for the six months ended June 30, 2024 was approximately $7.8 million, an increase of approximately 6,067.1%, from loss from continuing operations of $125,675 for the six months ended June 30, 2023.

Net Loss

The Company’s net loss increased by approximately $7.6 million, or 4,283.6%, to approximately $7.8 million net loss for the six months ended June 30, 2024, from $176,807 net loss for the six months ended June 30, 2023. The increase was mainly due to the combined impact of (i) the expansion of our administrative associated personnel cost, (ii) increase in operating and lease expenses for offices and (iii) increase in researching and development about our artificial intelligence based digital human application.

Critical Accounting Policies and Estimates

The Company prepares its unaudited consolidated financial statements in accordance with U.S. GAAP. The preparation of these unaudited consolidated financial statements requires the Company to make estimates, assumptions and judgments that can significantly impact the amounts the Company reports as assets, liabilities, revenue, costs and expenses and the related disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable under the circumstances. The Company’s actual results could differ significantly from these estimates under different assumptions and conditions. The Company has identified the following key accounting estimates:

Convertible Notes Receivable

The Company evaluated the terms of the DigiTrax Convertible Notes and the Liquid Convertible Notes (as defined in Note 12 of the unaudited consolidated financial statements) according to ASC 320 “Investments — Debt Securities” and concluded that the convertible notes should be classified as an available-for-sale security and measured at fair value. To evaluate the fair value of the available-for-sale security, the Company used the valuation methodology of income approach, which is determined by the future cash flow forecast. The fair value changes of these notes were recorded as accumulated other comprehensive income on the accompanying unaudited consolidated statements of operations and comprehensive loss for the three months ended as of the reporting period.

The Company evaluates quarterly whether AFS securities are other-than-temporarily impaired (OTTI) based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the credit rating of the issuer or security, the failure of the issuer to make scheduled principal or interest payments, and the financial health and prospects of the issuer or security.

Declines in the value of AFS securities determined to be OTTI are recognized in earnings and included in other-than-temporary impairment losses. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if the Company will be required to sell the security prior to any anticipated recovery. If the Company determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the difference between the amortized cost and the current fair value. A debt security is also determined to be OTTI if the Company does not expect to recover the amortized cost of the security. However, in this circumstance, if the Company does not intend to sell the security and will not be required to sell the security, the impairment recognized in earnings equals the estimated credit loss as measured by the difference between the present value of expected cash flows and the amortized cost of the security. Expected cash flows are discounted using the security’s effective interest rate. An equity security is determined to be OTTI if the Company does not expect to recover the cost of the security. Declines in the value of AFS securities determined to be temporary are reported, net of tax, as other comprehensive earnings (losses) and included as a separate component of stockholders’ equity.

Impairment of long-lived assets

The Company’s determination of whether or not an indication of impairment exists at the cash generating unit level requires significant management judgment pertaining to intangible assets, including a copyright of a broadcast game (the “Tribal Light”), 55 digital humans and a copyright of AI Box, which are used for online living-stream, as well as the operating Right-of-use (“ROU”) assets, including the offices of the Company. Management considers both external and internal sources of information in assessing whether there are any indications that the Company’s intangible assets and ROU assets are impaired.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The new amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the unaudited consolidated financial statements. The Company adopted ASU 2021-08 since January 1, 2024.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for fiscal years beginning after 15 December 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the unaudited consolidated financial statements. The Company adopted ASU 2022-03 since January 1, 2024.

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

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets this criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated and concluded that there’s no impact of the new guidance on the unaudited consolidated financial statements. The Company adopted ASU 2022-08 since January 1, 2024.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $301,837 in its operating bank accounts and working capital of approximately $2.1 million. In August 2024, Mr. Xiaojian Wang, the Chief Executive Officer of the Company, executed a Letter of Support in which he agreed to provide continuing financial support to the Company for a period of at least 12 months from the issuance date of the Company’s unaudited consolidated financial statements for the period ended June 30, 2024.

The Company also intends to raise additional debt or equity capital to fund future operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, the Company has planned and implemented cost-cutting measures to reduce operating expenditures and loss. Management believes that the Company can adjust the pace of its business development and control operating expenses when necessary. Therefore, the Company assesses that current working capital, together with the letter of financial support from Mr. Xiaojian Wang, will be sufficient to meet its obligations for the next 12 months from the issuance date of this report. These unaudited consolidated financial statements are prepared on going concern basis.

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(5,050,619)	$(1,698,076)
Net cash used in investing activities	(650,000)	(4,642)
Net cash provided by financing activities	830,533	8,718,238
Effect of exchange rate change on cash and cash equivalents	(3,595)	(3,889)
Net change in cash and cash equivalents	$(4,873,681)	$7,011,631

As of June 30, 2024 and December 31, 2023, the Company had cash in the amount of $301,837 and $5,175,518, respectively. As of June 30, 2024 and December 31, 2023, $31,933 and $211,222 were deposited with one financial institution located in the PRC, respectively. As of June 30, 2024 and December 31, 2023, $269,904 and $4,964,296 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $5.1 million for the six months ended June 30, 2024, as compared to approximately $1.7 million net cash used in operating activities for the six months ended June 30, 2023. Net loss for the six months ended June 30, 2024 was approximately $7.8 million, as compared to approximately $177 thousands for the six months ended June 30, 2023. Adjustments to reconcile net loss to net cash used in operating activities increased by approximately $2.1 million, mainly due to the increased amortization of intangible assets of approximately $0.4 million, the increased lease expenses of right - of - use assets of approximately $0.2 million and impairment of convertible notes receivable of $1.5 million.

Investing activities

Net cash used in investing activities was approximately $0.7 million for the six months ended June 30, 2024, as compared to $4,642 for the six months ended June 30, 2023. Net cash used in investing activities was increased by approximately $0.7 million, due to the increase of the loan to a third party.

Financing activities

Net cash provided by financing activities was approximately $0.8 million for the six months ended June 30, 2024, as compared to approximately $8.7 million net cash provided by financing activities for the six months ended June 30, 2023. Net cash provided by financing activities was decreased by approximately $7.9 million, due to no significant proceeds from issuance of comment stock in 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2023, Highlight WFOE, Beijing Hehe, and a third party, established SH Xianzhui under the laws of the People’s Republic of China for social media marketing. Highlight WFOE owns 60% of the equity interest of SH Xianzhui, Beijing Hehe owns 20% of the equity interest of the Joint Venture and the third party owns the remaining 20% of the equity interest of the Joint Venture.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2024.

GD CULTURE GROUP LIMITED

Date: August 14, 2024	By:	/s/ Xiaojian Wang
	Name:	Xiaojian Wang
	Title:	Chief Executive Officer, President and
Chairman of the Board

Date: August 14, 2024	By:	/s/ Zihao Zhao
	Name:	Zihao Zhao
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)