Form 10-Q
period 2024-09-30
GD Culture Group Ltd
filed 2024-11-14
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 11,167,294 shares of the Company’s common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

UNAUDITED INTERIM consolidated financial statements AND SUPPLEMENTARY DATA

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,969	$5,175,518
Loan receivable	650,000	-
Other receivables, net	48,046	9,459
Convertible notes receivable	1,062,858	2,602,027
Prepaid and other current assets	157,370	1,290,890
Total current assets	1,950,243	9,077,894

EQUIPMENT, NET	8,963	12,511

RIGHT-OF-USE ASSETS, NET	1,453,125	1,561,058

OTHER ASSETS
Intangible assets, net	1,164,800	3,307,949
Other assets	250,740	250,740
Total other assets	1,415,540	3,558,689
Total assets	$4,827,871	$14,210,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$161,518	$23,338
Other payables - related parties	172,361	20,833
Lease liabilities - current	406,414	358,998
Total current liabilities	740,293	403,169

OTHER LIABILITIES
Lease liabilities – non-current	1,181,309	1,317,678
Deferred tax liabilities	305,156	327,822
Total other liabilities	1,486,465	1,645,500
Total liabilities	2,226,758	2,048,669

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 10,171,024 and 5,453,416 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,017	545
Additional paid-in capital	82,759,075	77,530,221
Accumulated deficit	(80,663,233)	(69,358,225)
Accumulated other comprehensive income	218,812	175,306
Total GD Culture Group Limited shareholders’ equity	2,315,671	8,347,847
Noncontrolling interest	285,442	3,813,636
Total shareholders’ equity	2,601,113	12,161,483
Total liabilities and shareholders’ equity	$4,827,871	$14,210,152

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2024	2023	2024	2023
REVENUES
Software copyright	$-	$-	$-	$150,000
TOTAL REVENUES	-	-	-	150,000

COST OF REVENUES
Software copyright	-	-	-	-
TOTAL COST OF REVENUES	-	-	-	-

GROSS PROFIT	-	-	-	150,000

OPERATING EXPENSES
Selling expenses	2,909	-	2,402,909	-
General and administrative expenses	873,067	1,596,340	4,345,438	1,872,194
Research and development expenses	217,500	-	652,500	-
TOTAL OPERATING EXPENSES	1,093,476	1,596,340	7,400,847	1,872,194

LOSS FROM OPERATIONS	(1,093,476)	(1,596,340)	(7,400,847)	(1,722,194)

OTHER INCOME (EXPENSE)
Interest income	10,381	46,891	45,383	47,070
Interest expense	-	(52)	-	(52)
Other-than-temporary impairment losses	(2,756,986)	-	(4,256,986)	-
Gain from disposal of subsidiaries	-	100,000	-	100,000
TOTAL OTHER INCOME (EXPENSE)	(2,746,605)	146,839	(4,211,603)	147,018

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(3,840,081)	(1,449,501)	(11,612,450)	(1,575,176)

LESS: INCOME TAX BENEFIT	(748)	-	(22,666)	-

LOSS FROM CONTINUING OPERATIONS	(3,839,333)	(1,449,501)	(11,589,784)	(1,575,176)
Net loss from continuing operations attributable to noncontrolling interest	(98,134)	(102,485)	(284,776)	(102,485)
Net loss from continuing operations attributable to shareholders of common stock	(3,741,199)	(1,347,016)	(11,305,008)	(1,472,691)

Discontinued operations:
Loss on disposal, net of taxes	-	(230)	-	(230)
Loss from discontinued operations, net of taxes	-	(2,081,029)	-	(2,132,161)

NET LOSS	$(3,839,333)	$(3,530,760)	$(11,589,784)	$(3,707,567)
Net loss attributable to noncontrolling interest	(98,134)	(102,485)	(284,776)	(102,485)
Net loss attributable to shareholders of common stock	(3,741,199)	(3,428,275)	(11,305,008)	(3,605,082)

OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustment	9,961	4,291	(9,950)	(107,992)
- Fair value changes of convertible note receivables	(106)	-	(39,169)	-
COMPREHENSIVE LOSS, net of tax	$(3,829,478)	$(3,526,469)	$(11,638,903)	$(3,815,559)
Comprehensive loss attributable to noncontrolling interest	(95,478)	(102,485)	(377,401)	(102,485)
Comprehensive loss attributable to shareholders of common stock	(3,734,000)	(3,423,984)	(11,261,502)	(3,713,074)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS
Basic and diluted	10,453,319	3,053,563	9,065,183	2,447,446

Loss per share from continuing operations
Basic and diluted	$(0.36)	$(0.44)	$(1.25)	$(0.60)
Loss per share from discontinued operations
Basic and diluted	$(0.00)	$(0.68)	$(0.00)	$(0.87)
Loss per share available to common shareholders
Basic and diluted	$(0.36)	$(1.12)	$(1.25)	$(1.47)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the three and nine months ended September 30, 2024

					Additional		Accumulated Other	Total GD Culture Group Limited	Non	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2024	-	$-	5,453,416	$545	$77,530,221	$(69,358,225)	$175,306	$8,347,847	$3,813,636	$12,161,483
Net loss	-	-	-	-	-	(3,978,628)	-	(3,978,628)	(178,911)	(4,157,539)
Issuance of common stock for Cash	-	-	810,277	81	829,798	-	-	829,879	-	829,879
Issuance of common stock for acquisition of 13.33% noncontrolling interest of Shanghai Xianzhui	-	-	400,000	40	3,150,753	-	-	3,150,793	(3,150,793)	-
Exercise of pre-funded warrants	-	-	567,691	57	597	-	-	654	-	654
Exercise of November 2023 Registered Warrants	-	-	709,877	71	(71)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	78,891	78,891	(94,000)	(15,109)
Fair value changes of convertible notes receivable	-	-	-	-	-	-	54,849	54,849	-	54,849
Balance, March 31, 2024	-	$-	7,941,261	$794	$81,511,298	$(73,336,853)	$309,046	$8,484,285	$389,932	$8,874,217
Net loss	-	-	-	-	-	(3,585,181)	-	(3,585,181)	(7,731)	(3,592,912)
Issuance of common stock for acquisition of copyright	-	-	1,560,000	156	1,247,844	-	-	1,248,000	-	1,248,000
Foreign currency translation	-	-	-	-	-	-	(3,521)	(3,521)	(1,281)	(4,802)
Fair value changes of convertible notes receivable	-	-	-	-	-	-	(93,912)	(93,912)	-	(93,912)
Balance, June 30, 2024	-	$-	9,501,261	$950	$82,759,142	$(76,922,034)	$211,613	$6,049,671	$380,920	$6,430,591
Net loss	-	-	-	-	-	(3,741,199)	-	(3,741,199)	(98,134)	(3,839,333)
Exercise of pre-funded warrants	-	-	577,007	58	(58)	-	-	-	-	-
Exercise of February 2021 Registered Warrants	-	-	92,756	9	(9)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	7,305	7,305	2,656	9,961
Fair value changes of convertible notes receivable	-	-	-	-	-	-	(106)	(106)	-	(106)
Balance, September 30, 2024	-	$-	10,171,024	$1,017	$82,759,075	$(80,663,233)	$218,812	$2,315,671	$285,442	$2,601,113

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the three and nine months ended September 30, 2023

					Additional	Stock	Accumulated Deficit		Accumulated Other	Total GD Culture Group Limited	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Statutory		Comprehensive	Shareholders’	Controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Reserves	Unrestricted	Income	Equity	Interest	Equity
Balance, January 1, 2023	-	$-	1,844,877	$184	$60,124,087	$-	$4,467	$(56,841,074)	$179,460	$3,467,124	$-	$3,467,124
Net loss	-	-	-	-	-		-	(21,309)	-	(21,309)	-	(21,309)
The cancellation of the common stock	-	-	(133,333)	(13)	(947,987)	-	-	-	-	(948,000)	-	(948,000)
Foreign currency translation	-	-	-	-	-	-	-	-	10,188	10,188	-	10,188
Balance, March 31, 2023	-	$-	1,711,544	$171	$59,176,100	$-	$4,467	$(56,862,383)	$189,648	$2,508,003	$-	$2,508,003
Net loss	-	-	-	-	-	-	-	(155,498)	-	(155,498)	-	(155,498)
Issuance of common stock for Cash	-	-	1,154,519	115	8,618,125	-	-	-	-	8,718,240	-	8,718,240
Issuance of common stock for acquisition right, title, and interest in and to the certain software copyright	-	-	187,500	19	749,981	-	-	-	-	750,000	-	750,000
Foreign currency translation	-	-	-	-	-	-	-	-	(122,471)	(122,471)	-	(122,471)
Balance, June 30, 2023	-	$-	3,053,563	$305	$68,544,206	$-	$4,467	$(57,017,881)	$67,177	$11,698,274	-	11,598,274
Net loss	-	-	-	-	-	-	-	(3,428,275)	-	(3,428,275)	(102,485)	(3,530,760)
Contribution by noncontrolling interest shareholder	-	-	-	-	-	-	-	-	-	-	5,486,133	5,486,133
Stock subscription receivable from issuance of common stock	-	-	-	-	-	(1,370,614)	-	-	-	(1,370,614)	-	(1,370,614)
Foreign currency translation	-	-	-	-	-	-	-	-	4,291	4,291	-	4,291
Balance, September 30, 2023	-	$-	3,053,563	$305	$68,544,206	$(1,370,614)	$4,467	$(60,446,156)	$71,468	$6,903,676	$5,383,648	$12,187,324

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,589,784)	$(3,707,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	3,548	751
Amortization of intangible assets	628,834	162,500
Lease expenses of right-of-use assets	313,472	60,224
Disposal of the company	-	230
Goodwill impairments	-	2,070,753
Other-than-temporary impairment losses from convertible note	1,500,000	-
Other-than-temporary impairment losses from intangible assets	2,756,986	-

Changes in operating assets and liabilities
Accounts receivable	-	(52,196)
Other receivables	(38,587)	(51,399)
Prepaid expense - related party	-	(100,000)
Prepaid and other current assets	1,128,935	(4,610,398)
Accounts payable	-	(91,273)
Other payables and accrued liabilities	138,130	(16,410)
Customer deposits	-	68,531
Lease liabilities	(294,492)	(31,342)
Taxes payable	-	(6,994)
Other payables - related party	151,528	(160,760)
Deferred tax liability	(22,666)	-

Net cash used in operating activities	(5,324,096)	(6,465,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(2,500,000)
Purchase of equipment	-	(9,617)
Purchase of convertible notes	-	(2,500,000)
Loan to a third party	(1,900,000)	-
Repayment of loan to a third party	1,250,000	-

Net cash used in investing activities	(650,000)	(5,009,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	829,879	8,618,240
Contribution by noncontrolling shareholder	-	4,115,519
Proceeds from exercise of pre-funded warrants	654	-

Net cash provided by financing activities	830,533	12,733,759

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	14	(752)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,143,549)	1,258,040

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,175,518	389,108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,969	$1,647,148

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for acquisition right, title, and interest in and to the certain software	$1,248,000	$750,000
The cancellation of the common stock	$-	$948,000
Initial recognition of right-of-use assets and lease liability	$205,539	$1,731,824
Issuance of common stock for 13.3333% interest in SH Xianzhui	$3,150,793	$-
Exercise of November 2023 Registered Warrants	$71	$-
Exercise of pre-funded warrants pursuant to the Warrant Exchange Agreements	$58	$-
Exercise of February 2021 Registered Warrants	$9	$-

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had $31,969 in its operating bank accounts and working capital of approximately $1.2 million. In October 2024, Mr. Xiaojian Wang, the Chief Executive Officer of the Company(“CEO”), executed a Letter of Support in which he agreed to provide continuing financial support to the Company for a period of at least 12 months from the issuance date of the Company’s unaudited consolidated financial statements for the period ended September 30, 2024. On September 18, 2024 and September 20, 2024, the CEO lent $9,500 and $50,000, respectively, to the Company through two loan agreements, for working capital purposes. On October 4, 2024 and October 23, 2024, the CEO lent $50,000 and $200,000, respectively, to the Company through two loan agreements, for working capital purposes. Pursuant to the loan agreements, these loans are non-interest bearing and will be due on September 18, 2025, September 20, 2025, October 4, 2025 and October 23, 2025, respectively. Up to the date of the unaudited consolidated financial statements were issued, the Company received $309,500 in total from the CEO.

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

Translation adjustments included in accumulated other comprehensive income amounted to $218,165 and $73,279 as of September 30, 2024 and December 31, 2023, respectively. The unaudited interim consolidated balance sheets amounts, with the exception of shareholders’ equity at September 30, 2024 and December 31, 2023 were translated at 7.01 RMB and 7.10 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to unaudited interim consolidated statements of operations accounts for the nine months ended September 30, 2024 and 2023 were 7.17 RMB and 7.30 RMB to $1.00, respectively. Unaudited interim consolidated statements of cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the unaudited interim consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited interim consolidated balance sheets.

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

Intangible Assets

Intangible assets represent software copyright that are stated at cost, less accumulated amortization. Research and development costs associated with internally developed patents are expensed when incurred. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets. The software copyrights have finite useful lives and are amortized using a straight-line method that reflects the estimated pattern in which the economic benefits of the intangible asset are to be consumed. The Company amortizes the cost of software copyrights, over their useful life using the straight-line method. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances revised estimates of useful lives. The estimated useful life is as follows:

Useful Life
Software copyrights	5 years

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

As of September 30, 2024 and December 31, 2023, the carrying values of cash, other receivables, loan receivable, other payables and accrued liabilities approximate their fair values due to the short-term nature of the instruments. Fair value of convertible notes receivable have been discussed in Note 20.

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

The Company have $nil and $150,000 revenue streams from continuing operations for the nine months ended September 30, 2024 and 2023, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company incurred no such penalties and interest for the nine months ended September 30, 2024 and 2023.

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

For the nine months ended September 30, 2024, 1,144,951 pre-funded warrants representing 1,144,698 shares of the Company’s common stock were exercised for $654. As of September 30, 2024, 344,812 pre-funded warrants are immediately exercisable after issuance and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.001 per share, 344,812 in common stocks underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share as of September 30, 2024.

For the nine months ended September 30, 2023, 844,351 pre-funded warrants representing 844,351 shares of the Company’s common stock were exercised for no consideration. As of September 30, 2023, no pre-funded warrants are outstanding.

For the nine months ended September 30, 2024 and 2023, 3,142,515 and 5,644,970 of outstanding warrants (excluding the Pre-funded Warrants and Exchange Warrants) which are equivalent to convertible of 2,941,127 and 1,415,806 common stocks, respectively, were excluded from the diluted loss per share calculation due to their antidilutive effect.

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

As of and for the nine months ended September 30, 2024, the Company did not have any VIE operations. The operations results from VIE operations for the nine months ended September 30, 2023 have been reflected in discontinued operations as disclosed in Note 19.

Note 4 – Cash and Cash Equivalents

Cash at banks represents cash balances maintained at commercial banks. As of September 30, 2024 and December 31, 2023, the Company did not have any cash equivalents. The Company maintains bank accounts in the United States and institutions in PRC.

	September 30,	December 31,
	2024	2023
	(unaudited)
Cash at Banks	$31,969	$5,175,518

Note 5 – Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
	(unaudited)
Prepayments of digital human services	$145,000	$797,500
Prepayments of live streaming services	-	487,587
Other prepayments	12,370	5,803
Total prepaid and other current assets	$157,370	$1,290,890

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

On April 3, 2024 and June 4, 2024, Lotus repaid $1,000,000 and $250,000, respectively to the Company, leaving $650,000 in principal outstanding.

For the three and nine months ended September 30, 2024, the Company accrued $8,192 and $38,851, respectively, of interest and recorded as interest income on the unaudited interim consolidated statements of operations. As of September 30, 2024, the outstanding balance of loan receivable was $650,000.

Note 7 – Other Receivables

As of September 30, 2024 and December 31, 2023, other receivables consisted of the following:

	September 30, 2024	December 31, 2023
	(unaudited)
Interest receivable	$38,851	$-
Lease deposit	9,195	9,459
Total other receivables, net	$48,046	$9,459

Note 8 – Equipment, net

Equipment, net consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(unaudited)
Office equipment and furniture	$14,190	$14,190
Less: accumulated depreciation	(5,227)	(1,679)
Total	$8,963	$12,511

Depreciation expense for the three months ended September 30, 2024 and 2023 amounted to $1,183 and $663, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 amounted to $3,548 and $751, respectively.

Note 9 – Intangible Assets, net

Intangible assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(unaudited)
Software copyrights	$4,906,210	$3,653,104
Subtotal	4,906,210	3,653,104
Less: accumulated amortization	(977,342)	(345,155)
Accumulated impairment	(2,764,068)	-
Total	$1,164,800	$3,307,949

Amortization expense for the three months ended September 30, 2024 and 2023 was $245,136 and $162,500, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $628,834 and $162,500, respectively.

Due to limited potential economic benefits for varying reasons for the nine months ended September 30, 2024, the Company recognized impairment losses of $2,756,986 for the nine months ended September 30, 2024, to the software copyrights.

Note 10 – Other Payables and Accrued Liabilities

Other payables and accrued liabilities consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
	(unaudited)
Professional service fee	$120,135	$-
Payroll	41,096	3,944
Rental	-	15,981
Travel and Entertainment expenses	-	3,413
Others	287	-
Total	$161,518	$23,338

Note 11 – Related Party Transactions

Other payables – related parties:

Name of related party	Relationship	Nature	September 30, 2024	December 31, 2023
			(unaudited)
Xiaojian Wang	Chief Executive Officer	Accrued compensations	$37,500	$-
Xiaojian Wang	Chief Executive Officer	Interest-free loans to the Company	59,500	-
Xiaojian Wang	Chief Executive Officer	Invoices paid on behalf of the Company	30,000	-
Zihao Zhao	Chief Finance Officer	Accrued compensations	43,333	20,833
Zihao Zhao	Chief Finance Officer	Reimbursement	2,028	-
Total			$172,361	$20,833

As of September 30, 2024 and December 31, 2023, the balance of other payables- related parties were $172,361 and $20,833, respectively, mainly consisted of accrued compensations of the Company’s officers and interest- free loans received from the Company’s officers.

For the three and nine months ended September 30, 2024, the Company recorded compensation expenses to its officers amounted to $20,000 and $60,000, respectively, for their services provided to the Company. For the three and nine months ended September 30, 2023, the Company recorded compensation expenses to its officers amounted to $7,500 and $13,333, respectively, for their services provided to the Company.

Note 12 – Convertible Notes Receivable

The Company’s convertible notes receivable consisted of the following as of September 30, 2024 and December 31, 2023:

Convertible Notes Receivable
Beginning	$-
Convertible note receivable	2,500,000
Fair value changes of convertible notes	102,027
As of December 31, 2023	2,602,027
Fair value changes of convertible notes	54,849
As of March 31, 2024	2,656,876
Fair value changes of convertible notes	(93,912)
Other-than-temporary impairment losses on convertible note receivable	(1,500,000)
AS of June 30, 2024	1,062,964
Fair value changes of convertible notes	(106)
As of September 30, 2024	$1,062,858

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

As of September 30, 2024, the DigiTrax Convertible Notes were due and extended to May 31, 2025 and August 17, 2025, respectively, with the same terms and conditions as set forth in the original notes, as agreed by the Company and DigiTrax.

As of September 30, 2024, the Liquid Convertible Notes were due, but the Company failed to collect repayments from Liquid. The Company evaluated the recoverability of the aggregated $1,500,000 Liquid Convertible Notes according to ASC 326 and concluded that, the decline in value of Liquid Convertible Notes is other-than-temporary-impairment. The Company recorded $1,500,000 impairment loss on the Liquid Convertible Notes in the accompanying unaudited statement of operations, for the three months ended September 30, 2024. The unrealized gains on the fair value changes of the Liquid Convertible Notes amounted to $83,726, which was recognized in prior periods, were reversed from other comprehensive income. Up to the date of the unaudited interim consolidated financial statements were issued, there’s no evidence indicating that the fair value of Liquid Convertible Notes increased.

For the nine months ended September 30, 2024 and 2023, the Company recorded unrealized loss on the fair value changes of these notes amounted to $14,639 (consisting of $53,808 unrealized loss on the fair value changes of Liquid Convertible Notes, partially offset by $39,169 unrealized gain on the fair value changes of DigiTrax Convertible Notes) and $nil in other comprehensive income in relation to above convertible notes in the unaudited interim consolidated statements of operations and comprehensive loss. As of September 30, 2024 and December 31, 2023, the balance of the convertible notes were $1,062,858 and $2,602,027, respectively.

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

	September 30, 2024	December 31, 2023
	(unaudited)
Weighted average remaining lease term:
Operating lease	4.01 years	4.81 years

Weighted average discount rate:
Operating lease	7.50%	7.56%

The balances for the operating leases where the Company is the lessee are presented as follows within the unaudited interim consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(unaudited)
Operating lease right-of-use assets, net
Operating lease	$1,453,125	$1,561,058

Lease liabilities
Current portion of operating lease liabilities	406,414	358,998
Non-current portion of operating lease liabilities	1,181,309	1,317,678
	$1,587,723	$1,676,676

Future lease payments under operating leases as of September 30, 2024 were as follows:

Operating Leases

Remainder of FY2024	$154,836
FY2025	449,915
FY2026	393,261
FY2027	401,127
FY2028	409,149
FY2029	34,605
Total lease payments	$1,842,893
Less: imputed interest	255,170
Present value of lease liabilities (1)	$1,587,723

(1)	As of September 30, 2024, present value of future operating lease payments consisted of current portion of operating lease liabilities and non-current portion of operating lease liabilities, amounting to $406,414 and $1,181,309, respectively.

Lease expense for all the Company’s operating leases for the three and nine months ended September 30, 2024 were $133,586 and $381,791, respectively. Lease expense for all the Company’s operating leases for the three and nine months ended September 30, 2023 were $65,034.

Note 14 – Taxes

Income Tax

United States

GDC was organized in the state of Delaware in April 2015. As of September 30, 2024 and December 31, 2023, GDC’s net operating loss carry forward for United States income taxes was approximately $7.5 million and $6.3 million, respectively. The net operating loss carry forwards are available to reduce future years’ taxable income through year 2040. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after March 31, 2017 (increasing to 13.125% for tax years beginning after March 31, 2025) with a partial offset for foreign tax credits. The Company determined that there is no impact of GILTI for the nine months ended September 30, 2024 and 2023, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

British Virgin Islands

Citi Profit BVI is incorporated in the British Virgin Islands and are not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

TMSR HK and Highlight HK are incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. TMSR and Highlight HK are subject to Hong Kong profit tax at a rate of 8.25% for assessable profits on the first HK$2 million and 16.5% for any assessable profits in excess of HK$2 million for the nine months ended September 30, 2024 and 2023. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, TMSR HK is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

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

The current and deferred components of income tax expenses from continuing operations appearing in the unaudited interim consolidated statements of operations are as follows:

	For the nine months ended September 30,
	2024	2023
	(unaudited)	(unaudited)
Current tax expenses	$-	$-
Deferred tax benefits	(22,666)	-
Total	$(22,666)	$-

The principal components of the Company’s deferred income tax assets and liabilities as of September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023
	(unaudited)
Deferred tax assets
Net operating losses carried forward	$7,642,653	$6,295,697
Lease liability	333,422	352,102
Valuation allowance	(7,976,075)	(6,647,799)
Deferred tax assets, net	$-	$-
Deferred tax liabilities
Right - Of - Use assets	$305,156	$327,822
Deferred tax liabilities, net	$305,156	$327,822

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

As of September 30, 2024 and December 31, 2023, there is no balance of the value added tax payable.

Note 15 – Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2024 and December 31, 2023, the Company had $nil and $4,458,402 in excess of the FDIC insured limit, respectively.

As of September 30, 2024 and December 31, 2023, $11,429 and $211,222 were deposited with a financial institution located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Note 16 – Equity

Statutory Reserves and Restricted Net Assets

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to make appropriations to certain statutory reserves, namely a general reserve fund, an enterprise expansion fund, a staff welfare fund and a bonus fund, all of which are appropriated from net profit as reported in its PRC statutory accounts. A foreign invested enterprise is required to allocate at least 10% of its annual after-tax profits to a general reserve fund until such fund has reached 50% of its respective registered capital. Appropriations to the enterprise expansion fund and staff welfare and bonus funds are at the discretion of the board of directors for the foreign invested enterprises. For other subsidiaries incorporated in the PRC, the general reserve fund was appropriated based on 10% of net profits as reported in each subsidiary’s PRC statutory accounts. General reserve and statutory surplus funds are restricted to set-off against losses, expansion of production and operation and increasing registered capital of the respective company. Staff welfare and bonus fund and statutory public welfare funds are restricted to capital expenditures for the collective welfare of employees. The reserves are not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor are they allowed for distribution except under liquidation. As of September 30, 2024 and December 31, 2023, there are no balance of the PRC statutory reserve funds.

In addition, under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer their net assets to the Company in the form of dividend payments, loans or advances. Amounts of restricted net assets include paid up capital and statutory reserve funds of the Company’s PRC subsidiaries. As of September 30, 2024 and December 31, 2023, the Company did not have any restricted net assets.

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

In November and December 2023, holders of 963,600 of the November 2023 Pre-Funded Warrants exercised their option to purchase 963,600 shares of the Company’s common stock. On February 15, 2024, March 19, 2024 and March 21, 2024, holders of 567,691 of the November 2023 Pre-Funded Warrants exercised their option to purchase 567,691 shares of the Company’s common stock, leaving 344,812 of November 2023 Pre-Funded Warrants are still outstanding as of September 30, 2024. On March 26, 2024, holders of 865,376 November 2023 Registered Warrants exercised their options to purchase 709,877 shares of the Company’s common stock, leaving 2,446,980 shares of November 2023 Registered Warrants are still outstanding as of September 30, 2024. From July 2024 to September 2024, holders of 577,260 Exchange Warrants (as defined below) exercised their options in full thruough cashless exercise, to purchase 577,007 shares of the Company’s common stock. No Exchange Warrants was outstanding as of September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the total outstanding shares of the Company’s common stock were 10,171,024 and 5,453,416, respectively.

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

In August 2024, holders of February 2021 Registered Warrants and the February 2021 Unregistered Warrants exercised their option to purchase an aggregated of 92,756 shares of the Company’s common stock through cashless exercise. As of September 30, 2024, no February 2021 Registered Warrants and February 2021 Unregistered Warrants was outstanding.

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

From July 2024 to September 2024, holders of 577,260 Exchange Warrants exercised their options in full through cashless exercise, to purchase 577,007 shares of the Company’s common stock. No Exchange Warrants was outstanding as of September 30, 2024.

The Placement Agent of the May 2023 Offering also received warrants to purchase up to 115,452 shares of common stock at an exercise price of $10.02 per share (the “May 2023 Placement Agent Warrants”), which represents 120% of the May 2023 Offering price of each share of common stock. The Placement Agent’s warrants will have substantially the same terms as the May 2023 Unregistered Warrants.

In connection with the November 2023 Offering, 1,876,103 shares of the November 2023 Pre-Funded Warrants and 3,312,356 shares of the November 2023 Registered Warrants were sold to November 2023 Offering Purchasers. Each November 2023 Pre-funded Warrant is exercisable for one share of the Company’s common stock, with an exercise price equal to $0.001 per share, at any time that the November 2023 Pre-funded Warrant is outstanding. The November 2023 Pre-funded Warrants will be exercisable immediately after issuance and will expire five (5) years from the date of issuance. The holder of a November 2023 Pre-funded Warrant will not be deemed a holder of the Company’s underlying common stock until the November 2023 Pre-funded Warrant is exercised. The November 2023 Registered Warrants will be exercisable immediately and will expire five (5) years from the date of issuance. The exercise price of the November 2023 Registered Warrants is $3.019, subject to adjustment as provided in the form of November 2023 Registered Warrants. As of September 30, 2024, 1,531,291 of the November 2023 Pre-Funded Warrants and 865,376 shares of November 2023 Registered Warrants were exercised, leaving 344,812 of November 2023 Pre-Funded Warrants and 2,446,980 shares of November 2023 Registered Warrants are still outstanding.

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

The summary of warrant activities for nine months ended September 30, 2024 are as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2023	9,623,806	5,394,642	$19.45	4.54
Granted	40,514	40,514	1.37	4.49
Exercised	6,176,993	2,149,217	-	-
September 30, 2024 (unaudited)	3,487,327	3,285,939	$23.83	3.80

The summary of warrant activities for nine months ended September 30, 2023 are as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2022	4,539,674	151,323	$172.5	0.10
Granted/Acquired	2,114,322	2,114,322	7.40	4.02
Expired	164,675	5,488	172.5	0.1
Exercised	844,351	844,351	0.001	-
September 30, 2023 (unaudited)	5,644,970	1,415,806	$25.08	4.40

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

As of September 30, 2024, the Company’s remain business segment and operations is Virtual Content Production. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to Virtual Content Production; accordingly, management believes that the unaudited interim consolidated balance sheets and unaudited interim consolidated statements of operations and comprehensive loss provide the relevant information to assess Virtual Content Production’s performance.

Note 19 – Discontinued Operations

The following depicts the result of operations for the discounted operations of Highlight Media for the nine months ended September 30, 2024 and 2023, respectively.

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Enterprise brand management services	$-	$33,820	$-	$165,993
TOTAL REVENUES	-	33,820	-	165,993

COST OF REVENUES
Enterprise brand management services	-	(8,904)	-	88,658
TOTAL COST OF REVENUES	-	(8,904)	-	88,658
GROSS PROFIT	-	42,724	-	77,335

OPERATING EXPENSES
Selling, general and administrative	-	2,123,641	-	2,209,894
TOTAL OPERATING EXPENSES	-	2,123,641	-	2,209,894

LOSS FROM OPERATIONS	-	(2,080,917)	-	(2,132,559)

OTHER INCOME
Interest income	-	6	-	49
Interest expense		(166)		(248)
Other income (expenses)	-	46	-	709
Total other income (expenses)	-	(114)	-	510

LOSS BEFORE INCOME TAXES	-	(2,081,031)	-	(2,132,049)
PROVISION FOR INCOME TAXES	-	(2)	-	112

NET LOSS	$-	$(2,081,029)	-	$(2,132,161)

Note 20 – Assets and Liabilities Measured at Fair Value

The following tables presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(unaudited)
Assets
Notes receivable - DigiTrax Convertible Notes	$1,062,858	$—	$—	$1,062,858
Total	$1,062,858	$—	$—	$1,062,858

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Notes receivable - DigiTrax Convertible Notes	$1,048,219	$—	$—	$1,048,219
Notes receivable - Liquid Convertible Notes	1,553,808	—	—	1,553,808
Total	$2,602,027	$—	$—	$2,602,027

The Company evaluated the DigiTrax Convertible Notes and the Liquid Convertible Notes according to ASC 320 and concluded that these note receivables should be classified as available-for-sale security and measured at fair value. To evaluate the fair value of the available-for-sale security, the Company used the discounted cash flow method. The fair value changes of these notes were recorded as other comprehensive income on the accompanying consolidated statements of operations at each reporting date.  As a result of the unobservable inputs, the available-for-sale security was classified as Level 3 as of September 30, 2024 and December 31, 2023.

There were no transfers among the three hierarchies for the nine months ended September 30, 2024 and 2023.

Note 21 – Subsequent events

Subsequent to September 30, 2024 and up to the date the unaudited consolidated financial statements were issued, holders of 344,812 November 2023 Pre-Funded Warrants exercised their option to purchase 344,687 shares of the Company’s common stock, holders of 830,509 November 2023 Registered Warrants exercised their option to purchase 651,583 shares of the Company’s common stock. Up to the date of the unaudited financial statements were issued, no pre-funded warrants were outstanding and 1,616,471 November 2023 Registered Warrants were still outstanding.

On October 4, 2024 and October 23, 2024, the CEO lent $50,000 and $200,000, respectively, to the Company through two loan agreements, for working capital purposes. Pursuant to the loan agreements, the loans are non-interest bearing and will be due on October 4, 2025 and October 23, 2025, respectively. Up to the date of the unaudited financial statements were issued, the Company received $309,500 in total from the CEO.

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

For live streaming interactive game sector, the Company has introduced some licensed games on the TikTok account (TikTok account: almplify001), providing a diverse gaming experience for the players.

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

On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe, which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in Shanghai Xianzhui”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% equity interest in Shanghai Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. On January 11, 2024, the Company issued the 400,000 shares of its common stock to Beijing Hehe, at the price of $2.5 per share, and the transaction was completed. As of September 30, 2024, the Company owns 73.3333% of the total equity interest of Shanghai Xianzhui.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic did not have a material impact on our business or results of operation for the nine months ended September 30, 2024 and 2023. However, the extent to which the COVID-19 pandemic may negatively impact the general economy and our business is highly uncertain and cannot be accurately predicted. These uncertainties may impede our ability to conduct our operations and could materially and adversely affect our business, financial condition and results of operations, and as a result could adversely affect our stock price and create more volatility.

Results of Operations

For Three Months Ended September 30, 2024 vs. September 30, 2023

	For Three Months Ended September 30,			Percentage
	2024	2023	Change	Change
	(Unaudited)	(Unaudited)
Revenues
Software copyright	$-	$-	$-	-
Total revenues	-	-	-	-

Cost of revenues
Software copyright	-	-	-	-
Total cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Selling expenses	2,909	-	2,909	-
General and administrative expenses	873,067	1,596,340	(723,273)	(45.3)%
Research and development expense	217,500	-	217,500	-
Total operating expenses	1,093,476	1,596,340	(502,864)	(31.5)%
Loss from operations	(1,093,476)	(1,596,340)	502,864	(31.5)%
Other income (expenses)
Interest income	10,381	46,891	(36,510)	(77.9)%
Interest expense	-	(52)	52	(100)%
Other-than-temporary impairment losses	(2,756,986)	-	(2,756,986)	-
Other income, net	-	100,000	(100,000)	(100)%
Total other income (expenses)	(2,746,605)	146,839	(2,893,444)	(1970.5)%
Loss before income tax from continuing operations	(3,840,081)	(1,449,501)	(2,390,580)	164.9%
Provision for income taxes	(748)	-	(748)	-
Loss from continuing operations	(3,839,333)	(1,449,501)	(2,389,832)	164.9%
Loss from continuing operations attributable to GD Culture Group Limited	(3,741,199)	(1,347,016)	(2,394,183)	177.7%
Loss from continuing operations attributable to non-controlling interest	(98,134)	(102,485)	4,351	(4.2)%
Discontinued operations:
Loss from discontinued operations	-	(2,081,029)	2,081,029	(100)%
Loss on disposal, net of taxes	-	(230)	230	(100)%
Net Loss	$(3,839,333)	$(3,530,760)	$(308,573)	8.7%

Revenues

The Company’s revenue was $nil for the three months ended September 30, 2024 and September 30, 2023.

Gross Profit

The Company’s gross profit was $nil for the three months ended September 30, 2024 and September 30, 2023.

Operating Expenses

The Company’s operating expenses include selling and marketing (“S&M”) expenses, general and administrative (“G&A”) expenses, research and development (“R&D”) expenses. S&M expenses increased to approximately $2,909 for the three months ended September 30, 2024, compared to approximately $nil for the three months ended September 30, 2023. The increase was mainly due to the Company increased inputs on artificial intelligence marketing and advertising to improve its brand reputation, attract a large following on social media. G&A expenses decreased by approximately $0.7 million from approximately $1.60 million for the three months ended September 30, 2023 to approximately $0.9 million for the three months ended September 30, 2024. The decrease was mainly due to the of the decrease in the professional service fee. R&D expenses increased to approximately $0.2 million for the three months ended September 30, 2024, compared to nil for the three months ended September 30, 2023. The increase was mainly due to the Company increased inputs on research and development about our artificial intelligence based digital human application, to create unconventional digital characters and customize digital humans to support the clients’ marketing efforts.

Other Income (Expenses)

The Company’s other expense increased by approximately $2.9 million during the three months ended September 30, 2024, compared to $146,839 other income for the three months ended September 30, 2023. The other expense increase was mainly due to the other-than-temporary impairment losses from convertible note and intangible assets.

Loss from Continuing Operations

As a result of the foregoing, loss from continuing operations for the three months ended September 30, 2024 was approximately $3.8 million, an increase of approximately 164.9%, from loss from continuing operations of approximately $1.4 million for the three months ended September 30, 2023.

Net Loss

The Company’s net loss increased by approximately $0.3 million, or 8.7%, to approximately $3.8 million net loss for the three months ended September 30, 2024, from approximately $3.5 million net loss for the three months ended September 30, 2023. The increase was mainly due to the other-than-temporary impairment losses from convertible note and intangible assets, partially net off by the decline on loss from discontinued operations.

For Nine Months Ended September 30, 2024 vs. September 30, 2023

	For Nine Months Ended September 30,			Percentage
	2024	2023	Change	Change
	(Unaudited)	(Unaudited)
Revenues
Software copyright	$-	$150,000	$(150,000)	(100)%
Total revenues	-	150,000	(150,000)	(100)%

Cost of revenues
Software copyright	-	-	-	-
Total cost of revenues	-	-	-	-

Gross profit	-	150,000	(150,000)	(100)%

Operating expenses
Selling expenses	2,402,909	-	2,402,909	100%
General and administrative expenses	4,345,438	1,872,194	2,473,244	132.1%
Research and development expense	652,000	-	652,000	100%
Total operating expenses	7,400,847	1,872,194	5,528,653	295.3%
Loss from operations	(7,400,847)	(1,722,194)	(5,678,653)	329.7%
Other income (expenses)
Interest income	45,383	47,070	(1,687)	(3.6)%
Interest expense	-	(52)	52	(100)%
Other-than-temporary impairment losses	(4,256,986)	-	(4,256,986)	-
Other income	-	100,000	(100,000)	(100)%
Total other income (expenses)	(4,211,603)	147,018	(4,358,621)	(2964.7)%
Loss before income tax from continuing operations	(11,612,450)	(1,575,176)	(10,037,274)	637.2%
Provision for income taxes	(22,666)	-	(22,666)	-
Loss from continuing operations	(11,589,784)	(1,575,176)	(10,014,608)	635.8%
Loss from continuing operations attributable to GD Culture Group Limited	(11,305,008)	(1,472,691)	(9,832,317)	667.6%
Loss from continuing operations attributable to non-controlling interest	(284,776)	(102,485)	(182,291)	177.9%
Discontinued operations:
Loss from discontinued operations	-	(2,132,161)	2,132,161	(100)%
Loss on disposal, net of taxes	-	(230)	230	(100)%
Net Loss	$(11,589,784)	$(3,707,567)	$(7,882,217)	212.6%

Revenues

The Company’s revenue consists of software copyright. Total revenues decreased by approximately $150,000 to $nil for the nine months ended September 30, 2024, compared to approximately $150,000 for the nine months ended September 30, 2023. The decrease was mainly due to no sales of software copyright in 2024.

Gross Profit

The Company’s gross profit decreased by $150,000 to nil, during the nine months ended September 30, 2024, from $150,000 for the nine months ended September 30, 2023. The decrease was due to no sales of software copyright in 2024.

Operating Expenses

The Company’s operating expenses include selling and marketing (“S&M”) expenses, general and administrative (“G&A”) expenses, research and development (“R&D”) expenses. S&M expenses increased to $2.4 million for the nine months ended September 30, 2024, compared to $nil for the nine months ended September 30, 2023. The increase was mainly due to the Company increased inputs on digital human and e-commerce live streaming marketing and advertising to improve its brand reputation, attract a large following on social media. G&A expenses increased by approximately $2.4 million from approximately $1.9 million for the nine months ended September 30, 2023 to approximately $4.3 million for the nine months ended September 30, 2024. The increase was mainly due to the combined impact of (i) the expansion of our administrative associated personnel cost, (ii) increase in operating and lease expenses for offices, (iii) increase in the professional service fee and (iv) amortization of intangible assets. R&D expenses increased to approximately $0.7 million for the nine months ended September 30, 2024, compared to nil for the nine months ended September 30, 2023. The increase was mainly due to the Company increased inputs on research and development about our artificial intelligence based digital human application, to create unconventional digital characters and customize digital humans to support the clients’ marketing efforts.

Other Income (Expenses)

The Company’s other income decreased by approximately $4.4 million during the nine months ended September 30, 2024, compared to $147,018 for the nine months ended September 30, 2023. The decrease was mainly due to the other-than-temporary impairment losses from convertible notes and intangible assets.

Loss from Continuing Operations

As a result of the foregoing, loss from continuing operations for the nine months ended September 30, 2024 was approximately $11.6 million, an increase of approximately 635.8%, from loss from continuing operations of approximately $1.6 million for the nine months ended September 30, 2023.

Net Loss

The Company’s net loss increased by approximately $7.9 million, or 212.6%, to approximately $11.6 million net loss for the nine months ended September 30, 2024, from approximately $3.7 million net loss for the nine months ended September 30, 2023. The increase was mainly due to the increase on operating expenses as described above and the other-than-temporary impairment losses from convertible notes and intangible assets.

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

Impairment of long-lived assets

The Company’s determination of whether or not an indication of impairment exists at the cash generating unit level requires significant management judgment pertaining to intangible assets, including a software copyright of a broadcast game (the “Tribal Light”), 55 digital humans and a software copyright of AI Box, which are used for online living-stream, as well as the operating Right-of-use (“ROU”) assets, including the offices of the Company. Management considers both external and internal sources of information in assessing whether there are any indications that the Company’s intangible assets and ROU assets are impaired.

Due to limited potential economic benefits for varying reasons for the nine months ended September 30, 2024, the Company recognized impairment losses of $2,756,986 for the nine months ended September 30, 2024, to the software copyrights. Declines in the value of intangible assets determined to be OTTI are recognized in earnings and included in other-than-temporary impairment losses.

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had $31,969 in its operating bank accounts and working capital of approximately $1.2 million. In October 2024, Mr. Xiaojian Wang, the Chief Executive Officer (“CEO”) of the Company, executed a Letter of Support in which he agreed to provide continuing financial support to the Company for a period of at least 12 months from the issuance date of the Company’s unaudited consolidated financial statements for the period ended September 30, 2024. On September 18, 2024 and September 20, 2024, the CEO lent $9,500 and $50,000, respectively, to the Company through two loan agreements, for working capital purposes. On October 4, 2024 and October 23, 2024, the CEO lent $50,000 and $200,000, respectively, to the Company through two loan agreements, for working capital purposes. Pursuant to the loan agreements, these loans are non-interest bearing and will be due on September 18, 2025, September 20, 2025, October 4, 2025 and October 23, 2025, respectively. Up to the date of the unaudited consolidated financial statements were issued, the Company received $309,500 in total from the CEO.

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

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2024 and 2023.

	For the Nine Months ended September 30,
	2024	2023
Net cash used in operating activities	$(5,324,096)	$(6,465,350)
Net cash used in investing activities	(650,000)	(5,009,617)
Net cash provided by financing activities	830,533	12,733,759
Effect of exchange rate change on cash and cash equivalents	14	(752)
Net change in cash and cash equivalents	$(5,143,549)	$1,258,040

As of September 30, 2024 and December 31, 2023, the Company had cash in the amount of $31,969 and $5,175,518, respectively. As of September 30, 2024 and December 31, 2023, $11,429 and $211,222 were deposited with one financial institution located in the PRC, respectively. As of September 30, 2024 and December 31, 2023, $20,540 and $4,964,296 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $5.3 million for the nine months ended September 30, 2024, as compared to approximately $6.5 million net cash used in operating activities for the nine months ended September 30, 2023. Net loss for the nine months ended September 30, 2024 was approximately $11.5 million, as compared to approximately $3.7 millions for the nine months ended September 30, 2023. Adjustments to reconcile net loss to net cash used in operating activities increased by approximately $2.9 million, mainly due to the increase on other-than-temporary impairment losses from convertible note and intangible assets, partially impairment loss from goodwill.

Investing activities

Net cash used in investing activities was approximately $0.7 million for the nine months ended September 30, 2024, as compared to approximately $5.0 million for the nine months ended September 30, 2023. Net cash used in investing activities decreased by approximately $4.3 million, due to no purchase of intangible assets and no purchase of convertible notes in 2024, partially offset by the loan to a third party.

Financing activities

Net cash provided by financing activities was approximately $0.8 million for the nine months ended September 30, 2024, as compared to approximately $12.7 million net cash provided by financing activities for the nine months ended September 30, 2023. Net cash provided by financing activities decreased by approximately $11.9 million, due to no significant proceeds from issuance of comment stock in 2024.

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

Liquidity Risk

As of September 30, 2024, the Company had $31,969 in its operating bank accounts and working capital of approximately $1.2 million. In October 2024, Mr. Xiaojian Wang, the Chief Executive Officer of the Company(“CEO”), executed a Letter of Support in which he agreed to provide continuing financial support to the Company for a period of at least 12 months from the issuance date of the Company’s unaudited consolidated financial statements for the period ended September 30, 2024. On September 18, 2024 and September 20, 2024, the CEO lent $9,500 and $50,000, respectively, to the Company through two loan agreements, for working capital purposes. On October 4, 2024 and October 23, 2024, the CEO lent $50,000 and $200,000, respectively, to the Company through two loan agreements, for working capital purposes. Pursuant to the loan agreements, these loans are non-interest bearing and will be due on September 18, 2025, September 20, 2025, October 4, 2025 and October 23, 2025, respectively. Up to the date of the unaudited consolidated financial statements were issued, the Company received $309,500 in total from the CEO.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2024.

GD CULTURE GROUP LIMITED

Date: November 14, 2024	By:	/s/ Xiaojian Wang
	Name:	Xiaojian Wang
	Title:	Chief Executive Officer, President and
Chairman of the Board

Date: November 14, 2024	By:	/s/ Zihao Zhao
	Name:	Zihao Zhao
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)