Form 10-K
period 2024-12-31
GD Culture Group Ltd
filed 2025-03-18
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $1.145 as of the trading day immediately preceding June 30, 2024, as reported on the Nasdaq Capital Market, was $10,878,943.85.

As of March 17, 2025, there were 12,282,894 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

Prior to June 26, 2023, Makesi WFOE had a series of contractual arrangements with Shanghai Yuanma Food and Beverage Management Co., Ltd. (“Yuan Ma”) and its shareholders that established a VIE structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Yuan Ma. Accordingly, under U.S. GAAP, the Company treated Yuan Ma as the consolidated affiliated entity and has consolidated Yuan Ma’s financial results in the Company’s consolidated financial statements prior to June 26, 2023. On June 26, 2023, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR Holdings Limited (“TMSR HK”), which owned 100% equity interest in Makesi WFOE. The purchase price for the transaction contemplated by the Agreement was $100,000. The sale of TMSR HK did not have any material impact on the Company’s consolidated financial statements.

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

As of December 31, 2024 and as of the date of this report, we do not have a VIE structure.

It should be noted that Chinese regulatory authorities could change the rules and regulations regarding foreign ownership in the industry in which the Company operates, which would likely result in a material change in our operations and/or a material change in the value of the securities we are registering for sale, including that it could cause the value of such securities to significantly decline or become worthless. Investors in our common stock should be aware that they do not directly hold equity interests in the operating subsidiaries in Nevada and China, but rather are purchasing equity in GD Culture Group Limited, our Nevada company, which directly and indirectly owns 100% and 73.33% equity interests in the operating subsidiaries in Nevada and China, respectively. See “Risk Factors — Risks Related to Doing Business in China” beginning on page 35.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties. See “Risk Factors — Risks Related to Doing Business in China — Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us” on page 38 and “Given the Chinese government’s significant oversight and discretion over the conduct of the business of Shanghai Xianzhui, the Chinese government may intervene or influence its operations at any time, which could result in a material change in the operations of Shanghai Xianzhui and/or the value of our common stock” on page 38.

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

It is the opinion of our PRC counsel, Junjin Law Firm, that we will not be subject to cybersecurity review with the CAC, given that: (i) Shanghai Xianzhui does not possess and does not anticipate that it will possess a large amount of personal information in our business operations and (ii) data processed in Shanghai Xianzhui’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, for the same reasons, we are not subject to network data security review by the CAC if the Draft Regulations on the Network Data Security Administration are enacted as proposed. However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities. See “Risk factors — Risk Factors Related to Doing Business in China — Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers or face other penalties.”

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

It is the opinion of our PRC counsel, Junjin Law Firm, that because the Company is not a company registered and formed in the territory of China, its continued listing on Nasdaq and future offerings are not “direct overseas offering and listing of domestic enterprises” as defined under the Trial Measures. Furthermore, according to Article 2 of the Trial Measures, the “indirect overseas offering and listing of domestic enterprises” refers to the overseas offering and listing of enterprises whose main business activities are in China, in the name of enterprises registered overseas, which offering and listing are based on the equity, assets, income or other similar rights and interests of the domestic enterprises. According to Article 15 of the Trial Measures, if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an “indirect overseas offering and listing of domestic enterprises”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China. The Company does not meet both the requirements under Article 15 of the Trial Measures and therefore its continued listing on Nasdaq and future offerings are not an “Indirect overseas offering and listing of domestic enterprises”, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, it is the opinion of our PRC counsel, Junjin Law Firm, that we are not required to complete the record filing requirement under the Trial Measures. However, if we inadvertently conclude that such filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to complete the filing procedures in the future, we may be subject to investigations by the regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. See “Risk Factors — Risks Related to Doing Business in China”.

As of the date of this report, it is the opinion of our PRC counsel, Junjin Law Firm, that our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. It is also the opinion of our PRC counsel, Junjin Law Firm, that except for the business license mentioned in “Item 1. Business – Governmental Regulations in the PRC – Regulations on Business License” in this report, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. It is the further opinion of our PRC counsel, Junjin Law Firm, that no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Item 1. Business – Governmental Regulations in the PRC – Regulations on Mergers & Acquisitions and Overseas Listings” and “– Regulations on Cybersecurity Review” in this report. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

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

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. This summary does not address all of the risks that we face. Please refer to the information contained in and incorporated by reference under the heading “Risk Factors” on page 32 of this report.

Risks Related to Doing Business in China

Risks related to doing business in China, beginning on page 35 of this report, include but are not limited to the following:

●	We may rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock. To the extent cash or assets in the business is in the PRC/Hong Kong or a PRC/Hong Kong entity, the funds or assets may not be available to fund operations or for other use outside of the PRC/Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash or assets (see page 32 of this report).

●	PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from future financing activities to make loans or additional capital contributions to our PRC operating subsidiary (see page 35 of this report).

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations (see page 36 of this report).

●	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders (see page 36 of this report).

●	We must comply with the Foreign Corrupt Practices Act and Chinese anti-corruption laws (see page 37 of this report).

●	Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us (see page 38 of this report).

●	Our business may be materially and adversely affected if our PRC subsidiaries declare bankruptcy or become subject to a dissolution or liquidation proceeding (see page 38 of this report).

●	Given the Chinese government’s significant oversight and discretion over the conduct of the business of Shanghai Xianzhui, the Chinese government may intervene or influence its operations at any time, which could result in a material change in the operations of Shanghai Xianzhui and/or the value of our common stock (see page 38 of this report).

●	The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if Shanghai Xianzhui or GDC were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors (see page 39 of this report).

●	Increases in labor costs in the PRC may adversely affect our business and results of operations (see page 41 of this report).

●	PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law (see page 41 of this report).

●	Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers and face other penalties (see page 41 of this report).

●	If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, listing and future offerings and our reputation and could result in a loss of your investment in our common stock, especially if such matter cannot be addressed and resolved favorably (see page 45 of this report).

●	We conduct part of our operations in China. As such, the PRC government may exercise significant oversight and discretion over the conduct of our operating subsidiaries’ business and may intervene in or influence their operations at any time, which could result in a material change in their operations and/or the value of our ordinary shares. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may also be implemented quickly with little advance notice. Therefore, our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain (see page 48 of this report).

●	If the PRC government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China based issuers, such action may significantly limit or completely hinder our ability to offer or continue to offer ordinary shares to investors and cause the value of our ordinary shares to significantly decline or be worthless (see page 49 of this report).

●	The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). With such rules in effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless (see page 44 of this report).

●	The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Although the audit report included in this annual report was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our common stock may be delisted or prohibited from trading (see page 45 of this report).

●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China (see page 47 of this report).

●	The unwinding and disposal of our previous VIE structure may not be liability-free and we may be seemed to be in violation of PRC laws regulating our industry and operations (see page 49 of this report).

Business Overview

The Company focuses its business on two segments mainly through the Company and two subsidiaries, AI Catalysis and Shanghai Xianzhui: 1) AI-driven digital human creation and customization and 2) Live streaming and e-commerce. The company has relentlessly been focusing on serving its customers and creating value for them through the continual innovation and optimization of its products and services.

For AI-driven digital human creation and customization sector, the Company uses AI algorithms and software to generate realistic 3D or 2D digital human models. AI algorithms and machine learning models are used to simulate human characteristics, such as facial expressions, body movements, and even speech patterns. These models can be customized to create and personalize lifelike digital representations of humans. Customization may involve adjusting facial features, body proportions, skin textures, hair styles, clothing, and more. Once created and customized, digital humans find applications in a wide range of industries, including gaming, entertainment, advertising, education, and more. Depending on the specific industry and the application scenario, the Company helps the customers to define the objectives to achieve with digital humans, choose the technology for character customization, then create unique avatars and deploy in the chosen platform.

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

For live streaming interactive game sector, the Company has launched a live-streamed game called “Trible Light.” This game is owned by the company, and we independently operate it. Currently, the game is being livestreamed on TikTok (TikTok account: almplify001). In addition to “Trible Light,” we have also introduced other licensed games on the same TikTok account, providing a diverse gaming experience for the players. In January 2025, the Company announced its decision to discontinue the online livestreaming gaming business after conducting a comprehensive assessment. While this decision marks a significant shift, previously released games and related content will remain operational but will no longer receive updates.

We aim to generate revenue from: 1) Service revenue and advertising revenue from digital human creation and customization; and 2) Products’ sales revenue from social live streaming e-commerce business.

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

AI Catalysis is a company formed under the laws of Nevada in May 2023, and is a wholly-owned subsidiary of GDC. It is an operating company focusing on AI-driven digital human creation and customization and live streaming and e-commerce.

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

	For the year Ended December 31, 2024
	Parent Company(1)	Other Subsidiaries	WFOE(2)(3)	Eliminations		Consolidated Total

Revenue	$-	$-	$-		$-	$-
Cost of revenue	$-	$-	$-		$-	$-
Net income (loss)	$(11,570,584)	$(2,550,218)	$-	$		$(14,120,802)
Comprehensive income (loss)	$(11,672,611)	$(2,564,762)	$-		$-	$(14,237,373)

(1)	The operations of parent company and other subsidiaries have been reflected in the statement of operations included in this annual report.

(2)	For the year ended December 31, 2024, no transactions incurred in Highlight WFOE.

(3)	For the year ended December 31, 2024, the Company did not have VIEs.

	For the year Ended December 31, 2023
	Parent Company(1)	Other Subsidiaries	WFOE(2)	VIEs (Discontinued Operations)(3)	Eliminations	Consolidated Total

Revenue	$-	$-	$-	$165,993	$-	$165,993
Cost of revenue	$-	$-	$-	$88,658	$-	$88,658
Net income (loss)	$(7,039,523)	$(5,175,176)	$-	$(2,132,049)	$-	$(14,346,748)
Comprehensive income (loss)	$(6,937,496)	$(5,126,521)	$-	$(2,132,049)	$-	$(14,196,066)

(1)	The operations of parent company and other subsidiaries have been reflected in the statement of operations included in this annual report.

(2)	Consists of Highlight WFOE. For the year ended December 31, 2023, no transactions incurred in Highlight WFOE.

(3)	Including operations of Highlight Media, which has been disposed on September 26, 2023. After the disposal of Highlight Media, the Company did not have any VIEs. The operations results of the VIEs were disclosed in the Note 20 to the consolidated financial statements and also in the line item “Loss from discontinued operations, net of taxes” in the consolidated statement of operations.

	As of December 31, 2024
	Parent Company	Other Subsidiaries	WFOE(1)	VIEs(2)	Eliminations	Consolidated Total
Cash and cash equivalents	$19,501	$3,037	$-	$-	$-	$22,538
Intercompany receivables	$2,102,000	$8,219,966	$-	$-	$(10,321,966)	$-
Total current assets	$2,130,696	$8,223,003	$-	$-	$(10,321,966)	$31,733
Investments in subsidiaries and VIEs	$9,219,966	$-	$-	$-	$(9,219,966)	$-
Total assets	$14,053,244	$8,223,675	$-	$-	$(19,541,932)	$2,734,987
Intercompany payables	$8,219,966	$2,102,000	$-	$-	$(10,321,966)	$-
Total liabilities	$10,910,362	$2,143,948	$-	$-	$(10,321,966)	$2,732,344
Total shareholders’ equity	$3,142,882	$6,079,727	$-	$-	$(9,219,966)	$2,643
Total liabilities and shareholders’ equity	$14,053,244	$8,223,675	$-	$-	$(19,541,932)	$2,734,987

(1)	As of December 31, 2024, no transactions incurred in Highlight WFOE.

(2)	We disposed Highlight Media on September 26, 2023. After the disposal of Highlight Media, the Company did not have any VIEs.

	As of December 31, 2023
	Parent Company	Other Subsidiaries	WFOE(1)	VIEs(2)	Eliminations	Consolidated Total
Cash and cash equivalents	$4,806,911	$368,607	$-	$-	$-	$5,175,518
Intercompany receivables	$2,100,000	$8,450,823	$-	$-	$(10,550,823)	$-
Total current assets	$10,315,891	$9,312,826	$-	$-	$(10,550,823)	$9,077,894
Investments in subsidiaries and VIEs	$8,450,823	$-	$-	$-	$(8,450,823)	$-
Total assets	$22,164,926	$11,046,872	$-	$-	$(19,001,646)	$14,210,152
Intercompany payables	$8,450,823	$2,100,000	-	-	$(10,550,823)	-
Total liabilities	$10,495,192	$2,104,300	$-	$-	$(10,550,823)	$2,048,669
Total shareholders’ equity	$11,669,734	$8,942,572	$-	$-	$(8,450,823)	$12,161,483
Total liabilities and shareholders’ equity	$22,164,926	$11,046,872	$-	$-	$(19,001,646)	$14,210,152

(1)	Consists of Highlight WFOE. As of December 31, 2023, no transactions incurred in Highlight WFOE.

(2)	As of December 31, 2023, the Company did not have any VIEs.

	For the year Ended December 31, 2024
	Parent Company	Other Subsidiaries	WFOE(1)	VIEs (Discontinued Operations)(2)	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(4,573,688)	$(1,104,458)	$-	$-	$(2,000)	$(5,680,146)
Net used in investing activities	$(650,000)	$-	$-	$-	$-	$(650,000)
Net cash provided by (used in) financing activities	$1,180,018	$-	$-	$-	$-	$1,180,018

(1)	Consists of Highlight WFOE. As of December 31, 2024, no transactions incurred in Highlight WFOE.

(2)	We disposed Highlight Media on September 26, 2023. After the disposal of Highlight Media, the Company did not have any VIEs.

	For the year Ended December 31, 2023
	Parent Company	Other Subsidiaries	WFOE(1)	VIEs (Discontinued Operations)(2)	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(7,551,496)	$(3,373,108)	$-	(215,880)	$(2,100,000)	$(13,240,484)
Net used in investing activities	$(3,312,937)	$(1,904,377)	$-	-	$-	$(5,217,314)
Net cash provided by (used in) financing activities	$17,604,495	$5,483,930	$-	-	$-	$23,088,425

(1)	Consists of Highlight WFOE. As of December 31, 2023, no transactions incurred in Highlight WFOE.

(2)	Including cash flow of Highlight Media, which has been disposed on September 26, 2023. After the disposal of Highlight Media, the Company did not have any VIEs.

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

It is the opinion of our PRC counsel, Junjin Law Firm, that we will not be subject to cybersecurity review with the CAC, given that: (i) Shanghai Xianzhui does not possess and does not anticipate that it will possess a large amount of personal information in our business operations and (ii) data processed in Shanghai Xianzhui’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, for the same reasons, we are not subject to network data security review by the CAC if the Draft Regulations on the Network Data Security Administration are enacted as proposed. However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities. See “Risk factors — Risk Factors Related to Doing Business in China — Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers or face other penalties.”

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

It is the opinion of our PRC counsel, Junjin Law Firm, that because the Company is not a company registered and formed in the territory of China, its continued listing on Nasdaq and future offerings are not “direct overseas offering and listing of domestic enterprises” as defined under the Trial Measures. Furthermore, according to Article 2 of the Trial Measures, the “indirect overseas offering and listing of domestic enterprises” refers to the overseas offering and listing of enterprises whose main business activities are in China, in the name of enterprises registered overseas, which offering and listing are based on the equity, assets, income or other similar rights and interests of the domestic enterprises. According to Article 15 of the Trial Measures, if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an “indirect overseas offering and listing of domestic enterprises”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China. The Company does not meet both the requirements under Article 15 of the Trial Measures and therefore its continued listing on Nasdaq and future offerings are not an “Indirect overseas offering and listing of domestic enterprises”, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, it is the opinion of our PRC counsel, Junjin Law Firm, that we are not required to complete the record filing requirement under the Trial Measures. However, if we inadvertently conclude that such filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to complete the filing procedures in the future, we may be subject to investigations by the regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.. See “Risk Factors — Risks Related to Doing Business in China”.

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

Our auditor, HTL International, LLC, with their headquarter at 12 Greenway Plaza Suite 1100, Houston, Texas 77046, has been inspected by the PCAOB on a regular basis as well. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities. See “Risk Factors—Risks Related to Doing Business in China  — The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies.”

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

As of December 31, 2024 and as of the date of this report, we do not have a VIE structure.

During the three months ended March 31, 2025 and the fiscal year ended December 31, 2024, there was no transfer of assets between GDC and its subsidiaries. No amounts owed under any previous VIE agreements were settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

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

See the “Item 1. Business — Summary of Selected Condensed Consolidated Financial Data of GD Culture Group Limited, its subsidiaries and the VIEs” and the consolidated financial statements as set forth in this report. See also “Risk Factors — Risks Related to Our Corporate Structure — We may rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock” on page 32 of this report, and “Risk Factors — Risks Related to Doing Business in China — “PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from future financing activities to make loans or additional capital contributions to our PRC operating subsidiary” on page 35 of this report.

Our Products and Services

GDC operates in the following distinct business sectors through the Company and two subsidiaries, AI Catalysis Corp. and Shanghai Xianzhui: 1) AI-driven digital human creation and customization; and 2) Live streaming and e-commerce.  In January 2025, the Company announced its decision to discontinue the online livestreaming gaming business after conducting a comprehensive assessment. While this decision marks a significant shift, previously released games and related content will remain operational but will no longer receive updates. The company has relentlessly been focusing on serving its customers and creating value for them through the continual innovation and optimization of its products and services.

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

Once created and customized, digital humans find applications in a wide range of industries, including gaming, entertainment, advertising, education, and more. Depending on the specific industry and the application scenario, the Company helps the customers to define the objectives to achieve with digital humans, choose the technology for character customization, then create unique avatars and deploy in the chosen platform.

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

Revenue Model

We aim to generate revenue from: 1) Service revenue and advertising revenue from digital human creation and customization and 2) Products’ sales revenue from social live streaming e-commerce business.  In January 2025, the Company announced its decision to discontinue the online livestreaming gaming business after conducting a comprehensive assessment. While this decision marks a significant shift, previously released games and related content will remain operational but will no longer receive updates.

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

Our Customers

AI Catalysis’ main business is conducting virtual human live streams on TikTok, with expected revenue primarily coming from user tips.

Our Suppliers

The Company’s top three suppliers are Lida Global Limited, Shanghai Alliance Information Technology Co., Ltd. and Jinhe Capital Limited.

Employees

As of March 17, 2025, our Company has 8 full-time employees in total.

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

Recent Developments

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

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On April 26, 2024, Mr. Shuang Zhang tendered his resignation as a director of the Company, effective April 26, 2024. The resignation of Mr. Shuang Zhang was not a result of any disagreement with the Company’s operations, policies or procedures.

On April 26, 2024, Mr. Mingyue Cai tendered his resignation as a director, chair of the Compensation Committee, and member of the Audit Committee and Nominating Committee of the Company, effective April 26, 2024. The resignation of Mr. Mingyue Cai was not a result of any disagreement with the Company’s operations, policies or procedures.

On April 26, 2024, Mr. Yi Zhong tendered his resignation as a director, chair of the Nominating Committee, and member of the Audit Committee and Compensation Committee of the Company, effective April 26, 2024. The resignation of Mr. Yi Zhong was not a result of any disagreement with the Company’s operations, policies or procedures.

On April 26, 2024, approved by the Board of Directors, the Nominating and Corporate Governance Committee and the Compensation Committee, Mr. Zihao Zhao, the Chief Financial Officer of the Company, was appointed as a director of the Company, effective April 26, 2024, Mr. Lei Zhang was appointed as a director, chair of the Compensation Committee, and member of the Audit Committee and Nominating Committee and Mr. Yun Zhang was appointed as a director, chair of the Nominating Committee, and member of the Audit Committee and Compensation Committee of the Company, effective April 26, 2024.

Nasdaq Compliance

On May 13, 2024, the Company received a written notice from the Listing Qualifications Department of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s common stock was below $1.00 for the last 30 consecutive trading days, the Company no longer complies with the minimum bid price requirement (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5450(a)(1). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has an initial compliance period of 180 calendar days, or until November 11, 2024, to regain compliance with the Minimum Bid Price Requirement. As of the date of the Report, the Company has successfully regained compliance with the Minimum Bid Price Requirement.

Software Purchase Agreement dated May 31, 2024

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

At-The-Market Issuance Sales Agreement (“February 2025 Offering”)

On February 10, 2025, the Company entered into an At-The-Market Issuance Sales Agreement with Univest Securities, LLC as the sales agent. Pursuant to the At-The-Market Issuance Sales Agreement, the Company may issue and sell from time to time, shares of its common stock having an aggregate offering price of not more than $10,000,000 through the sales agent or any of its sub-agent(s) or other designees, acting as sales agent.

Pursuant to the At-The-Market Issuance Sales Agreement, the Company will pay the sales agent a commission in cash equal to 3.5% of the gross proceeds from the sale of the shares under the At-The-Market Issuance Sales Agreement, and reimburse the sales agent for all reasonable travel and other accountable expenses, including the documented fees and costs of its legal counsel reasonably incurred in connection with entering into the transactions contemplated by the At-The-Market Issuance Sales Agreement in an amount not to exceed $125,000.

Additionally, pursuant to the terms of the At-The-Market Issuance Sales Agreement, the Company agreed to reimburse the sales agent for the documented fees and costs of its legal counsel reasonably incurred in connection with sales agent’s ongoing diligence requirements arising from the transactions contemplated by the At-The-Market Issuance Sales Agreement in an amount not to exceed $5,000 in the aggregate per calendar quarter.

Any issuances made under the February 2025 Offering, if any, will be made pursuant to the Company’s shelf registration statement on Form F-3 (File No. 333- 279141), which was initially filed with the SEC on May 6, 2024, and was declared effective, as amended, by the Commission on August 20, 2024.

Private Placement (“March 2025 Offering”)

On March 4, 2025, the Company entered into a securities purchase agreement with certain investor for the sale of 1,115,600 shares of common stock at $0.896379 per share. The March 2025 Offering closed on March 6, 2025. The Company received gross proceeds in the amount of $1,000,000, before deducting placement agent’s fees and accountable expenses and other estimated expenses. The Company plans to use the proceeds from the offering for working capital purposes. Pursuant to the securities purchase agreement, the Company has agreed to use commercially reasonable efforts to, within sixty (60) calendar days after the date of the Securities Purchase Agreement, file a registration statement on the appropriate form providing for the resale by the Purchaser of the Shares.

In the Securities Purchase Agreement, the investor represented to the Company, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a)(3) of Regulation D under the Securities Act. The shares were issued and sold by the Company to the Investor in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

In connection with the Offering, on March 4, 2025, the Company entered into a placement agency agreement with Univest Securities, LLC, as the placement agent. The Company agreed to pay the placement agent a total cash fee equal to seven percent (7%) of the aggregate gross proceeds raised in this March 2025 Offering. The Company has also agreed to reimburse the placement agent for all reasonable and out-of-pocket expenses incurred in connection with the March 2025 Offering, including reasonable fees and expenses of the Placement Agent’s legal counsel and due diligence analysis up to $20,000.

Environmental Matters

As of December 31, 2024, the Company, Shanghai Xianzhui and Ai Catalysis were not subject to any fines or legal action involving non-compliance with any relevant environmental regulation, nor are we aware of any threatened or pending action, including by any environmental regulatory authority.

Governmental Regulations in the PRC

As of the date of this report, it is the opinion of our PRC counsel, Junjin Law Firm, that our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. It is also the opinion of our PRC counsel, Junjin Law Firm, that except for the business license mentioned in “Regulations on Business License” below, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. It is the further opinion of our PRC counsel, Junjin Law Firm, that no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Regulations on Mergers & Acquisitions and Overseas Listings” and “Regulations on Cybersecurity Review” below. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

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

As of the date of this report, it is the opinion of our PRC counsel, Junjin Law Firm, that our PRC operating subsidiary has all material permissions and approvals required for our operations in compliance with the relevant PRC laws and regulations in the PRC and no such permissions or approvals have been denied.

As of the date of this report, it is the opinion of our PRC counsel, Junjin Law Firm, that except for the business license mentioned here, we and our operating subsidiary are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

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

It is the opinion of our PRC counsel, Junjin Law Firm, that because the Company is not a company registered and formed in the territory of China, its continued listing on Nasdaq and future offerings are not “direct overseas offering and listing of domestic enterprises” as defined under the Trial Measures. Furthermore, according to Article 2 of the Trial Measures, the “indirect overseas offering and listing of domestic enterprises” refers to the overseas offering and listing of enterprises whose main business activities are in China, in the name of enterprises registered overseas, which offering and listing are based on the equity, assets, income or other similar rights and interests of the domestic enterprises. According to Article 15 of the Trial Measures, if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an “indirect overseas offering and listing of domestic enterprises”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China.

The Company does not meet both the requirements under Article 15 of the Trial Measures and therefore its continued listing on Nasdaq and future offerings are not an “Indirect overseas offering and listing of domestic enterprises”, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, it is the opinion of our PRC counsel, Junjin Law Firm, that we are not required to complete the record filing requirement under the Trial Measures. However, if we inadvertently conclude that such filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to complete the filing procedures in the future, we may be subject to investigations by the regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

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

It is the opinion of our PRC counsel, Junjin Law Firm, that we will not be subject to cybersecurity review with the CAC, given that: (i) Shanghai Xianzhui does not possess and does not anticipate that it will possess a large amount of personal information in our business operations and (ii) data processed in Shanghai Xianzhui’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, for the same reasons, we are not subject to network data security review by the CAC if the Draft Regulations on the Network Data Security Administration are enacted as proposed. However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities. See “Risk factors — Risk Factors Related to Doing Business in China — Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers or face other penalties.”

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

As of December 31, 2024 and as of the date of this report, we do not have a VIE structure.

During the three months ended March 31, 2025 and the fiscal year ended December 31, 2024, there was no transfer of assets between GDC and its subsidiaries. No amounts owed under any previous VIE agreements were settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

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

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Currently, we do not have any non-China source income. However, under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would be deemed as “qualified investment income between resident enterprises” and therefore qualify as “tax-exempt income” pursuant to clause 26 of the EIT Law. Second, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which the dividends we pay with respect to our common stock, or the gain our non-PRC shareholders may realize from the transfer of our common stock, may be treated as PRC-sourced income and may therefore be subject to a 10% PRC withholding tax. The EIT Law and its implementing regulations are, however, relatively new and ambiguities exist with respect to the interpretation and identification of PRC-sourced income, and the application and assessment of withholding taxes. If we are required under the EIT Law and its implementing regulations to withhold PRC income tax on dividends payable to our non-PRC shareholders, or if non-PRC stockholders are required to pay PRC income tax on gains on the transfer of their common stock, our business could be negatively impacted and the value of your investment may be materially reduced. Further, if we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both China and such countries in which we have taxable income, and our PRC tax may not be creditable against such other taxes.

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

On February 17, 2023, the CSRC released the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. As a listed company, we believe that neither the Company nor the PRC subsidiaries are required to fulfill filing procedures with the CSRC to continue to offer our securities, or continue listing on the Nasdaq Capital Market, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, it is the opinion of our PRC counsel, Junjin Law Firm, that we are not required to complete the record filing requirement under the Trial Measures. However, there are substantial uncertainties regarding the interpretation and application of the M&A Rules, other PRC Laws and future PRC laws and regulations, and there can be no assurance that any governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein. See “Risk Factors - Risk Factors Relating to Doing Business in China - The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). With such rules in effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.”

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

It is the opinion of our PRC counsel, Junjin Law Firm, that we will not be subject to cybersecurity review with the CAC, given that: (i) Shanghai Xianzhui does not possess and does not anticipate that it will possess a large amount of personal information in our business operations and (ii) data processed in Shanghai Xianzhui’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, for the same reasons, we are not subject to network data security review by the CAC if the Draft Regulations on the Network Data Security Administration are enacted as proposed. However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities.

In addition, an overseas-listed company must also submit the filing with respect to its follow-on offerings, issuance of convertible corporate bonds and exchangeable bonds, and other equivalent offering activities, within the time frame specified by the Trial Measures.

It is the opinion of our PRC counsel, Junjin Law Firm, that because the Company is not a company registered and formed in the territory of China, its continued listing on Nasdaq and future offerings are not “direct overseas offering and listing of domestic enterprises” as defined under the Trial Measures. Furthermore, according to Article 2 of the Trial Measures, the “indirect overseas offering and listing of domestic enterprises” refers to the overseas offering and listing of enterprises whose main business activities are in China, in the name of enterprises registered overseas, which offering and listing are based on the equity, assets, income or other similar rights and interests of the domestic enterprises. According to Article 15 of the Trial Measures, if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an “indirect overseas offering and listing of domestic enterprises”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China.

The Company does not meet both the requirements under Article 15 of the Trial Measures and therefore its continued listing on Nasdaq and future offerings are not an “Indirect overseas offering and listing of domestic enterprises”, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, it is the opinion of our PRC counsel, Junjin Law Firm, that we are not required to complete the record filing requirement under the Trial Measures. However, if we inadvertently conclude that such filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to complete the filing procedures in the future, we may be subject to investigations by the regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

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

As of the date of this report, it is the opinion of our PRC counsel, Junjin Law Firm, that our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. It is also the opinion of our PRC counsel, Junjin Law Firm, that except for the business license mentioned in “Item 1. Business – Governmental Regulations in the PRC – Regulations on Business License” in this report, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. It is the further opinion of our PRC counsel, Junjin Law Firm, that no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Item 1. Business – Governmental Regulations in the PRC – Regulations on Mergers & Acquisitions and Overseas Listings” and “– Regulations on Cybersecurity Review” in this report. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

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

It is the opinion of our PRC counsel, Junjin Law Firm, that because the Company is not a company registered and formed in the territory of China, its continued listing on Nasdaq and future offerings are not “direct overseas offering and listing of domestic enterprises” as defined under the Trial Measures. Furthermore, according to Article 2 of the Trial Measures, the “indirect overseas offering and listing of domestic enterprises” refers to the overseas offering and listing of enterprises whose main business activities are in China, in the name of enterprises registered overseas, which offering and listing are based on the equity, assets, income or other similar rights and interests of the domestic enterprises. According to Article 15 of the Trial Measures, if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an “indirect overseas offering and listing of domestic enterprises”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China.

The Company does not meet both the requirements under Article 15 of the Trial Measures and therefore its continued listing on Nasdaq and future offerings are not an “Indirect overseas offering and listing of domestic enterprises”, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, it is the opinion of our PRC counsel, Junjin Law Firm, that we are not required to complete the record filing requirement under the Trial Measures. However, if we inadvertently conclude that such filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to complete the filing procedures in the future, we may be subject to investigations by the regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

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

On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.  Our auditor, HTL International, LLC, with their headquarter at 12 Greenway Plaza Suite 1100, Houston, Texas 77046, has been inspected by the PCAOB on a regular basis as well. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

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

As of the date of this report, it is the opinion of our PRC counsel, Junjin Law Firm, that our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. It is also the opinion of our PRC counsel, Junjin Law Firm, that except for the business license mentioned in “Item 1. Business – Governmental Regulations in the PRC – Regulations on Business License” in this report, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. It is the further opinion of our PRC counsel, Junjin Law Firm, that no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Item 1. Business – Governmental Regulations in the PRC – Regulations on Mergers & Acquisitions and Overseas Listings” and “– Regulations on Cybersecurity Review” in this report. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

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

As of the date of this report, it is the opinion of our PRC counsel, Junjin Law Firm, that our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. It is also the opinion of our PRC counsel, Junjin Law Firm, that except for the business license mentioned in “Item 1. Business – Governmental Regulations in the PRC – Regulations on Business License” in this report, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. It is the further opinion of our PRC counsel, Junjin Law Firm, that no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Item 1. Business – Governmental Regulations in the PRC – Regulations on Mergers & Acquisitions and Overseas Listings” and “– Regulations on Cybersecurity Review” in this report. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

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

Risks Related to Our Business and Industry

If we are unable to continuously entice TikTok users to participate in our live streaming channels and increase their spending on our platforms, including e-commerce, it could have significant consequences on our business and operational results.

The viability of our business largely depends on TikTok users engaging with our live streaming channels, which includes our live streaming e-commerce platforms. Our revenue is generated through product purchases, e-gift or token transactions with our live hosts. To increase user spending, we must diversify our e-commerce product catalog, increase the frequency of live streaming sessions, and collaborate with key opinion leaders (KOLs) to increase product sales. If we fail to attract new TikTok users or increase their average spending, it could have a significant negative impact on our business, financial stability, and operational performance.

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

Our current strategy for business growth involves expanding our product offerings, as well as increasing the number of live streamers and their unique styles. This will allow us to increase the frequency of live broadcasts, making it easier for TikTok users to discover our live streams at any time, whether during peak or off-peak hours, and encourage them to make purchases within our live streams.

However, recruiting new live streamers requires careful due diligence and numerous steps. This can be challenging, whether recruiting locally in the United States or internationally, as we must ensure they meet our high live streaming standards and can work with our schedules. Similarly, introducing new products on the e-commerce side requires research, quality control, international logistics, listing, video creation, and promotional efforts, all of which take time. Both aspects of our business are subject to external factors that can extend our timelines. Prolonged timelines can impede our business growth and potentially reduce our sales.

Competition in our business segments poses a significant threat, and if we are unable to compete effectively, we risk losing our market share or failing to gain additional market share, which could adversely affect our profitability.

Currently, the competition among users engaged in live-streaming e-commerce on TikTok is not particularly intense. This is because the TikTok e-commerce and live-streaming sectors have been operational for less than a year, making them relatively new markets. In comparison to many Asian countries, competition on TikTok is not as fierce at this stage.

However, it is undeniable that more users and capital will increasingly enter these two sectors in the future. We are not only contending with competition from similar ventures on the TikTok platform but also facing competition from e-commerce platforms outside of TikTok, striving to capture market share.

Furthermore, many TikTok users have not yet developed the habit of online shopping on the TikTok platform. This factor adds complexity to our initial efforts in establishing brand recognition.

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

There is a risk of employee misconduct, which includes failure to comply with government regulations, engaging in unauthorized activities, misrepresenting our products in marketing activities, and improper use of product information. Employee misconduct could damage our reputation, which could significantly impact our business. We may not be able to prevent employee misconduct, and the measures we take to prevent and deter it may not be effective.

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

Given our significant reliance on the TikTok platform for various business functions, including inventory management, client services, and live streaming channels for both of our e-commerce and, any downtime experienced by TikTok could significantly impact our operations.

In the ever-evolving digital landscape, where businesses heavily depend on various online platforms, the risk of platform downtime looms as a substantial concern.

Our company have cultivated a significant reliance on the TikTok platform, which serves as the backbone for a multitude of our critical business functions. These functions encompass inventory management, client services, and the live streaming channels that underpin both our e-commerce activities and live streaming. Consequently, any downtime experienced by TikTok, whether due to planned maintenance or unforeseen technical issues, can significantly impact our operations.

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

We are currently authorized to issue 200,000,000 shares of common stock. As of March 12, 2025, we had 12,282,894 shares of common stock issued and outstanding.

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

Although our common stock trades on Nasdaq, an active trading market for the common stock may not be sustained. It may be difficult for you to sell your shares without depressing the market price for the common stock. As a result of these and other factors, you may not be able to sell your shares. Further, an inactive market may also impair our ability to raise capital by selling common stock, or may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares as consideration.

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

As of December 31, 2024, we have not identified any risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.  However, we face certain ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors.”

Item 2. Properties

Facilities

Our current executive office is located at 810 Seventh Avenue, 22nd Floor, New York, NY 10019. The rent for this space is approximately $31,000 per month. The term of the lease is five years and five months, starting from September 22, 2023. We consider our current office space adequate for our current operations.

Intellectual Properties

We entered into a software purchase agreement with Northeast Management LLC, a seller unaffiliated with us. Pursuant to the software purchase agreement, we purchased all of the seller’s right, title, and interest in and to the software, Tribal Light. We have used and plan to continue using the software to develop video games. We operate the game through interactive live stream, facilitating real-time engagement between players and viewers through interactive features embedded within the live streaming platform. In January 2025, the Company announced its decision to discontinue the online livestreaming gaming business after conducting a comprehensive assessment. While this decision marks a significant shift, previously released games and related content will remain operational but will no longer receive updates.

We have also entered into a software purchase agreement with Shanxi Gangdong Cultural Media Co., Ltd., a seller unaffiliated with the Company. Pursuant to the software purchase agreement, we purchased all of the seller’s right, title, and interest in and to the software, which the Company intends to use to develop its AI business.

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

(b) Holders

On March 17, 2025, there are approximately 43 holders of record of our common stock.

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

The Company issued 1,560,000 shares of common stock on June 4, 2024. See “Part I – Item 1. Business – Recent Business Development – Software Purchase Agreement dated May 31, 2024.”

The Company issued 1,115,600 shares of common stock on March 6, 2025. Part I – Item 1. Business – Recent Business Development – March 2025 Offering.”

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

Overview

GD Culture Group Limited, formerly known as JM Global Holding Company, TMSR Holding Company Limited and Code Chain New Continent Limited, is a Nevada corporation and a holding company. The Company currently conducts its operations on virtual content production (the “Virtual Content Production”) through the Company and two subsidiaries, AI Catalysis and Shanghai Xianzhui. The Company focuses its business mainly on 1) AI-driven digital human creation and customization; and 2) Live streaming and e-commerce. The company has relentlessly been focusing on serving its customers and creating value for them through the continual innovation and optimization of its products and services. The Company’s current subsidiaries, Citi Profit, Highlight HK, Highlight WFOE, and previous subsidiaries, TMSR Holdings Limited (“TMSR HK”) and Makesi WFOE are holding companies with no material operations.

SyncWaveX is an AI-powered web-based video generation tool, engineered to enable users to synthesize virtual human videos with precise lip synchronization. Utilization involves text input and selection from a library of integrated character models and auditory profiles. The core technological foundation is comprised of speech synthesis, facial expression emulation, and lip-synchronization algorithms. This solution is primarily directed towards content creators, facilitating the rapid production of spoken-word videos; educational and corporate entities, for the transformation of curricular materials into illustrative video content; e-commerce vendors, for the provision of 24-hour digital broadcast capabilities; and individual users, for the creation of engaging social media content. Foundational functionalities are accessible at no cost, subject to daily generative output constraints. The principal revenue model is predicated upon personalized customization services, wherein users may upload photographic and vocal data to cultivate proprietary digital replicas. Upon depletion of complimentary allocation, a tiered fee structure, contingent on temporal duration or generative frequency, is instituted. The platform also accommodates horizontal and vertical aspect ratios, ensuring cross-platform compatibility, thereby fostering the pervasive integration of AI-driven digital human technology across creative and commercial landscapes.

The Company aims to generate revenue from customization services subscriptions.

Recent Development

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

On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe, which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in Shanghai Xianzhui”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% equity interest in Shanghai Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. On January 11, 2024, the Company issued 400,000 shares of its common stock to Beijing Hehe, at the price of $2.5 per share, and the transaction was completed. As of December 31, 2024, the Company owns 73.3333% of the total equity interest of Shanghai Xianzhui.

Offering

On March 26, 2024, the Company issued 810,277 shares of common stock in a registered direct offering. See Note 16 of the notes to the consolidated financial statements.

On February 10, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Univest Securities, LLC as the sales agent (the “February 2025 Offering”). Pursuant to the ATM Agreement, the Company may issue and sell from time to time, shares of its common stock having an aggregate offering price of not more than $10,000,000 through the sales agent or any of its sub-agent(s) or other designees, acting as sales agent. Up to the date the consolidated financial statements were issued, the Company has not issue or sell any shares under the ATM Agreement.

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 Securities Purchase Agreement”) with certain investor (the “Purchaser”) for the sale of 1,115,600 shares of common stock (the “Shares”) at $0.896379 per share (the “March 2025 Offering”), generating gross proceeds in the amount of $1,000,000, before deducting underwriter’s fees and accountable expenses and other estimated expenses. The Company plans to use the proceeds from the offering for working capital purposes.

Upon closing of the March 2025 Offering, the Company paid $90,000 cash for underwriting, which consists of a total cash fee of $70,000, equal to seven percent (7%) of the aggregate gross proceeds raised in this Offering and reimbursement of reasonable fees and expenses of $20,000 for the underwriter’s legal counsel and due diligence analysis expenses.

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

Results of Operations

For the Years Ended December 31, 2024 vs. December 31, 2023

	For the Years Ended December 31,			Percentage
	2024	2023	Change	Change
Operating expenses
Selling expenses	$(2,402,908)	$(4,682,804)	$2,279,896	(48.7)%
General and administrative expenses	(5,055,507)	(5,235,630)	180,123	(3.4)%
Research and development expense	(797,500)	(2,072,500)	1,275,000	(61.5)%
Impairment of Intangible assets	(2,755,659)	-	(2,755,659)	100.0%
Provision of credit loss expenses	(3,150,000)	-	(3,150,000)	100.0%
Total operating expenses	(14,161,574)	(11,990,934)	(2,170,640)	18.1%
Loss from operations	(14,161,574)	(11,990,934)	(2,170,640)	18.1%
Other income (expenses)
Interest income	8,671	4,500	4,171	92.7%
Interest expense	-	(81)	81	(100.0)%
Other income	-	100,000	(100,000)	(100.0)%
Total other income (expenses)	8,671	104,419	(95,748)	(91.7)%
Loss before income tax from continuing operations	(14,152,903)	(11,886,515)	(2,266,388)	19.1%
Provision for income tax benefits (expenses)	32,101	(327,822)	359,923	(109.8)%
Loss from continuing operations	(14,120,802)	(12,214,337)	(1,906,465)	15.6%
Loss from continuing operations attributable to GD Culture Group Limited	(13,836,161)	(10,389,207)	(3,446,954)	33.2%
Loss from continuing operations attributable to non-controlling interest	(284,641)	(1,825,130)	1,540,489	(84.4)%
Discontinued operations:
Loss from discontinued operations	-	(2,132,049)	2,132,049	(100.0)%
Loss on disposal, net of taxes	-	(362)	362	(100.0)%
Net Loss	$(14,120,802)	$(14,346,748)	$225,946	(1.6)%

Operating Expenses

The Company’s operating expenses include selling and marketing (“S&M”) expenses, general and administrative (“G&A”) expenses, research and development (“R&D”) expenses, impairment of Intangible assets and provision of credit loss expenses. S&M expenses decreased to $2.4 million for the year ended December 31, 2024, compared to $4.7 million for the year ended December 31, 2023. The decrease was mainly due to the Company decreased inputs on digital human and e-commerce live streaming marketing and advertising due to the uncertainty surrounding TikTok’s potential exit from the U.S. G&A expenses decreased by approximately $0.2 million from approximately $5.2 million for the year ended December 31, 2023 to approximately $5.0 million for the year ended December 31, 2024. The decrease was mainly due to the combined impact of (i) the increase in operating and lease expenses for offices, (ii) the increase in amortization of intangible assets and (iii) the decrease in professional services fee. R&D expenses decreased to approximately $0.8 million for the year ended December 31, 2024, compared to approximately $2.1 million for the year ended December 31, 2023. The decrease was mainly due to the Company decreased inputs on research and development about our artificial intelligence based digital human application. Impairment of Intangible assets increased to $2.8 million for the year ended December 31, 2024, compared to $nil for the year ended December 31, 2023, due to the out of use of purchased soft wares. The provision of credit loss increased to $3.2 million for the year ended December 31, 2024, compared to $nil for the year ended December 31, 2023, due to it was more likely than not that the convertible notes and loan receivable were uncollectible as of December 31, 2024.

Other Income (Expenses)

The Company’s other income decreased to $8,671 for the year ended December 31, 2024, compared to $104,419 for the year ended December 31, 2023. The decrease was mainly due to the non-recurring other income from disposal of subsidiary for the year ended December 31, 2023.

Loss from Continuing Operations

As a result of the foregoing, loss from continuing operations for the year ended December 31, 2024 was approximately $14.1 million, an increase of approximately 15.6%, from loss from continuing operations of approximately $12.2 million for the year ended December 31, 2023.

Net Loss

The Company’s net loss decreased by approximately $0.2 million, or 1.6%, to approximately $14.1 million net loss for the year ended December 31, 2024, from approximately $14.3 million net loss for the year ended December 31, 2023. The decrease was primarily driven by lower operating expenses, as discussed above, and a reduction in the loss from discontinued operations. These factors were partially offset by an increase in the impairment of intangible assets and provisions for credit losses related to convertible notes and loan receivables.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements require the Company to make estimates, assumptions and judgments that can significantly impact the amounts the Company reports as assets, liabilities, revenue, costs and expenses and the related disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable under the circumstances. The Company’s actual results could differ significantly from these estimates under different assumptions and conditions. The Company has identified the following key accounting estimates:

Loan Receivable

Loan receivable is the amounts lent to a third party with the interest rate of 5% per annual. Since the loan will be due within one year, the Company classified the loan as current assets under the loan receivable account on the consolidated balance sheet.

Loan receivable is assessed for credit loss in accordance with ASC 326, Financial Instruments – Credit Losses. The Company evaluates expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. If it is determined that all or a portion of the loan receivable is uncollectible, the Company records an allowance for credit losses through a provision in the consolidated statements of operations.

Interest income on loan receivable is recognized using the effective interest method and recorded as interest income on the consolidated statements of operations. However, if the loan is placed on nonaccrual status due to doubt about collectability, the Company ceases recognizing interest income and reverses any previously accrued but unpaid interest against interest income. Interest receipts on nonaccrual loans are recorded as a reduction of principal unless collectability of the full principal balance is reasonably assured.

Convertible Notes Receivable

The Company evaluated the terms of the DigiTrax Convertible Notes and the Liquid Convertible Notes (as defined in Note 12 of the consolidated financial statements) according to ASC 320 “Investments — Debt Securities” and concluded that the convertible notes should be classified as an available-for-sale security and measured at fair value. To evaluate the fair value of the available-for-sale security, the Company used the valuation methodology of income approach, which is determined by the future cash flow forecast. The fair value changes of these notes were recorded as accumulated other comprehensive income on the accompanying consolidated statements of operations and comprehensive loss for the year ended as of the reporting period.

The Company accounts for credit losses on AFS debt securities in accordance with ASC 326, Financial Instruments—Credit Losses. Under ASC 326, the Company evaluates AFS debt securities at each reporting date to determine whether a decline in fair value below amortized cost is attributable to credit-related factors or non-credit factors. If a credit-related impairment is identified, the Company records an allowance for credit losses through earnings, limited to the difference between amortized cost and fair value. Non-credit related declines remain in accumulated other comprehensive income. If credit quality improves, previously recognized credit losses are reversed through earnings, up to the amount of prior allowance. The Company assesses credit risk based on issuer financial health, market conditions, and macroeconomic factors.

If the Company determines that it is more likely than not that it will be required to sell an AFS debt security before recovery of its amortized cost, or if the security is deemed uncollectible, the Company writes off the full carrying amount of the security. In such cases, any previously recorded allowance for credit losses is removed, and the full impairment is recognized as a loss in earnings.

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

Fair value of the long-lived assets was determined by the Company based on the income approach using the discounted cash flow associated with the underlying assets, which incorporated certain assumptions including projected revenue, growth rates and projected operating costs based on current economic condition, expectation of management and projected trends of current operating results. Considerable management judgement is used to estimate future cashflows, particularly revenues expected to be generated from the usage of the long-lived assets and estimates of the price market participants would pay to lease the operating lease right-use assets, which are based on comparable market rental information that could be reasonably obtained for the property. Accordingly, actual results may vary significantly from the Company estimates as they are forward-looking and include assumptions about economic and market conditions with uncertain future outcomes. For the year ended December 31, 2024 and 2023, the Company recognized impairment losses in intangible assets of $2,755,659 and $nil.

Recently Issued Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 for the year ending December 31, 2024.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Liquidity and Capital Resources

As of December 31, 2024, the Company had $22,538 in its operating bank accounts and working capital of approximately $1.4 million. From September 2024 to December 2024, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), lent $349,485 to the Company through five loan agreements, for working capital purposes. Pursuant to the loan agreements, these loans are non-interest bearing and will be due on September 18, 2025, September 20, 2025, October 4, 2025, October 23, 2025 and December 16, 2025, respectively. On January 31, 2025, the CEO lent $50,000 to the Company through a loan agreement, for working capital purposes. Pursuant to the loan agreement, this loan is non-interest bearing and will be due on January 31, 2026. On March 10, 2025, the Company repaid $100,000 to the CEO, reducing the outstanding loan balance to $249,485. Up to the date of the consolidated financial statements were issued, the outstanding loan from the CEO remained at $249,485.

On January 23, 2025, the Green Oasis Limited, a shareholder holding less than a 5% ownership shares in the Company, provided a $100,000 loan to the Company for working capital purposes. Pursuant to the loan agreement, this loan is non-interest bearing and will be due on April 23, 2025.

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 Securities Purchase Agreement”) with certain investors for the sale of 1,115,600 shares of common stock at $0.896379 per share (the “March 2025 Offering”), generating net proceeds in the amount of $910,000, after deducting underwriter’s fees of $70,000, equal to seven percent (7%) of the aggregate gross proceeds raised in the March 2025 Offering and reimbursement of $20,000 for the underwriter’s legal counsel and due diligence analysis expense. The Company plans to use the proceeds from the offering for working capital purposes.

In March 2025, the CEO executed a Letter of Support in which he agreed to provide continuing financial support to the Company for a period of at least 12 months from the issuance date of the Company’s consolidated financial statements for the period ended December 31, 2024.

The Company also intends to raise additional debt or equity capital to fund future operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. These circumstances give rise to substantial doubt that the Company will continue as a going concern and these consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following summarizes the key components of the Company’s cash flows for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(5,680,146)	$(13,240,484)
Net cash used in investing activities	(650,000)	(5,217,314)
Net cash provided by financing activities	1,180,018	23,088,425
Effect of exchange rate change on cash and cash equivalents	(2,852)	155,783
Net change in cash and cash equivalents	$(5,152,980)	$4,786,410

As of December 31, 2024 and 2023, the Company had cash in the amount of $22,538 and $5,175,518, respectively. As of December 31, 2024 and 2023, $3,267 and $211,222 were deposited with one financial institution located in the PRC, respectively. As of December 31, 2024 and 2023, $19,271 and $4,964,296 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $5.7 million for the year ended December 31, 2024, as compared to approximately $13.2 million net cash used in operating activities for the year ended December 31, 2023. Net loss for the year ended December 31, 2024 was approximately $14.1 million, as compared to approximately $14.3 million for the year ended December 31, 2023. Adjustments to reconcile net loss to net cash used in operating activities increased by approximately $4.6 million, mainly due to the increase in impairment loss of intangible assets, provision of credit loss related to convertible notes and loan receivables, partially offset by the decrease of impairment loss from goodwill.

Investing activities

Net cash used in investing activities was approximately $0.7 million for the year ended December 31, 2024, as compared to approximately $5.2 million for the year ended December 31, 2023. Net cash used in investing activities decreased by approximately $4.5 million, due to no purchase of intangible assets and no purchase of convertible notes in 2024, partially offset by the loan to a third party.

Financing activities

Net cash provided by financing activities was approximately $1.2 million for the year ended December 31, 2024, as compared to approximately $23.1 million net cash provided by financing activities for the year ended December 31, 2023. Net cash provided by financing activities decreased by approximately $21.9 million, due to no significant proceeds from issuance of comment stock in 2024.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Disclosure in response to this Item is not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-31 comprising a portion of this Report on Form 10-K.

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

On October 12, 2023, the Audit Committee and the Board of Directors of the Company approved the appointment of HTL International, LLC (“HTL”) as its new independent registered public accounting firm to audit the Company’s financial statements. During the two most recent fiscal years ended December 31, 2022 and 2021 and any subsequent interim periods through the date hereof prior to the engagement of HTL neither the Company, nor someone on its behalf, has consulted HTL regarding:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective at December 31, 2024 due to the material weaknesses identified by our management as described above.

Management Plan to Remediate Material Weaknesses

●	We plan to engage outside consultant to supplement efforts to improve our internal control over financial reporting;

●	We plan to acquire applicable training for our financial and accounting staff to enhance our understanding of U.S. GAAP and internal control over financial reporting

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this report:

Name	Age	Position
Xiao Jian Wang	36	Chief Executive Officer, President, Chairman of the Board, and Director
Zihao Zhao	30	Chief Financial Officer and Director
Lu Cai	34	Chief Operating Officer
Lei Zhang (1)(2)(3)	35	Director, Chairman of the Compensation Committee
Shuaiheng Zhang (1)(2)(3)	61	Director, Chairman of the Audit Committee
Yun Zhang (1)(2)(3)	38	Director, Chairman of the Nominating and Corporate Governance Committee

(1)	Member of our Audit Committee

(2)	Member of our Compensation Committee

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

Mr. Zihao Zhao

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, during the year ended December 31, 20243, Mr. Lei Zhang and Mr. Yun Zhang did not file the required Section 16 reports on time. In particular, Mr. Lei Zhang failed to timely file a Form 3 in connection with his appointment as a director of the Company on April 26, 2024. Mr. Yun Zhang failed to timely file a Form 3 in connection with his appointment as a director of the Company on April 26, 2024.

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

Item 11. Executive Compensation

The following table provides disclosure concerning all compensation paid for services to GDC in all capacities for our fiscal years ended December 31, 2024 and 2023 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Xiao Jian Wang (1)	2024	50,000	-	-	-	-	50,000
(CEO, President, Chairman of the Board, and Director)	2023	34,725	65,275	-	-	-	100,000

Zihao Zhao(2)	2024	30,000					30,000
(CFO)	2023	20,833	-	-	-	-	20,833

Cai Lu (3)	2024	-	-	-	-	-	-
(COO)	2023	-	-	-	-	-	-

(1)	Mr. Xiao Jian Wang was appointed as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective April 21, 2023.

(2)	Mr. Zihao Zhao was appointed as the Chief Financial Officer of the Company, effective April 21, 2023.

(3)	Ms. Cai Lu was appointed as the Chief Operating Officer on February 9, 2023.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2024

During the fiscal year ended December 31, 2024, no shares of common stock were granted to our officers and directors under the plan.

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

Director Compensation

The following table represents compensation earned by our non-executive directors in 2024.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Yun Zhang (1)	$-	-	-	-	$-
Lei Zhang (2)	$-	-	-	-	$-
Shuaiheng Zhang (3)	$-	-	-	-	$-
Shuaiheng Zhang (4)	-	-	-	-	-
Yi Zhong (5)	-	-	-	-	-

(1)	Mr. Yun Zhang was appointed as a director of the Company on April 26, 2024.

(2)	Mr. Lei Zhang was appointed as a director of the Company on April 26, 2024.

(3)	Mr. Shuaiheng Zhang was appointed as a director of the Company on February 9, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

The percentage ownership information shown in the table below is based on that there were 12,282,894 shares of common stock outstanding as of March 17, 2025. Unless otherwise noted, the business address of each of the following entities or individuals is 810 Seventh Avenue, 22nd Floor, New York, NY 10019.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers
Xiao Jian Wang, Chief Executive Officer, President and Chairman of the Board	-	-
Zihao Zhao, Chief Financial Officer	-	-
Lu Cai, Chief Operating Officer	-	-
Lei Zhang, Director	-	-
Yun Zhang, Director	-	-
Shuaiheng Zhang, Director	-	-
All officers and directors as a group (7 persons):	-	-

5% Beneficial Owner
None

Changes in Control

There has been no change in control during the fiscal year ended December 31, 2024.

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

Other payables – related parties:

Name of related party	Relationship	Nature	December 31, 2024	December 31, 2023

Xiaojian Wang	Chief Executive Officer	Accrued compensations	$50,000	$-
Xiaojian Wang	Chief Executive Officer	Interest-free loans to the Company	349,485	-
Xiaojian Wang	Chief Executive Officer	Invoices paid on behalf of the Company	50,000	-
Zihao Zhao	Chief Finance Officer	Accrued compensations	50,833	20,833
Zihao Zhao	Chief Finance Officer	Reimbursement	1,948	-
Total			$502,266	$20,833

As of December 31, 2024 and 2023, the balance of other payables - related parties were $502,266 and $20,833, respectively, mainly consisted of accrued compensations of the Company’s officers and interest- free loans received from the Company’s officers.

For the year ended December 31, 2024 and 2023, the Company recorded compensation expenses to its officers amounted to $80,000 and $120,833, respectively, for their services provided to the Company.

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

Item 14. Principal Accountant Fees and Services.

HTL International, LLC (the “HTL”) was appointed by the Company to serve as its independent registered public accounting firm for fiscal years ended December 31, 2024 and 2023.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by HTL in connection with regulatory filings. The aggregate fees billed by HTL for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled $180,000 and $140,000, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2024 and 2023, we did not pay HTL for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay HTL for tax services for the years ended December 31, 2024 and 2023.

All Other Fees. We did not pay HTL for other services for the years ended December 31, 2024 and 2023.

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

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Incorporation, filed as exhibit 3.1 to the registration statement on Form S-1 filed on May 10, 2019 and incorporated herein by reference
3.2	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.2 to the registration statement on Form S-1 filed on May 10, 2019 and incorporated herein by reference
3.3	Certificate of Amendment of Articles of Incorporation, filed as exhibit 3.1 to the current report on Form 8-K filed on May 18, 2020 and incorporated herein by reference
3.4	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.1 to the Current Report on Form 8-K of the Company filed on November 8, 2022 and incorporated herein by reference
3.5	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.1 to the Current Report on Form 8-K of the Company filed on January 10, 2023 and incorporated herein by reference
3.6	Second Amended and Restated Bylaws, filed as exhibit 3.2 to the current report on Form 8-K filed on January 10, 2023 and incorporated herein by reference
4.1*	Description of Securities
4.2	Form of Placement Agent Warrant, filed as exhibit 4.3 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.3	Form of Placement Agent Warrant, filed as Exhibit 4.2 to the current report on Form 8-K filed on May 17, 2023 and incorporate herein by reference
4.4	Form of Pre-funded Warrants, filed as Exhibit 4.1 to the current report on Form 8-K filed on November 3, 2023 and incorporate herein by reference
10.1	Share Purchase Agreement by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 19, 2022 and incorporated herein by reference
10.2	Technical Consultation and Service Agreement, by and between Makesi IoT Technology (Shanghai) Co., Ltd. and Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.3	Equity Pledge Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.4	Equity Option Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference

10.5	Voting Rights Proxy and Financial Support Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.6	Agreement to Assign Technical Consultation and Service Agreement, by and between Makesi IoT Technology (Shanghai) Co., Ltd. and Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.7	Agreement to Assign Equity Pledge Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.8	Agreement to Assign Equity Option Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.9	Agreement to Assign Voting Rights Proxy and Financial Support Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.4 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.10	Termination Agreement by and among Makesi IoT Technology (Shanghai) Co., Ltd., Sichuan Wuge Network Games Co., Ltd. and the shareholders of Sichuan Wuge Network Games Co., Ltd., dated September 28, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 30, 2022 and incorporated herein by reference
10.11	Director Offer Letter to Shuaiheng Zhang, dated February 9, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 9, 2023 and incorporated herein by reference
10.12	Form of Placement Agency Agreement, dated May 1, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 4, 2023 and incorporated herein by reference
10.13	Form of RD Securities Purchase Agreement between the Company and certain Purchasers, dated May 1, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on May 4, 2023 and incorporated herein by reference
10.14	Form of PIPE Securities Purchase Agreement between the Company and certain Purchasers, dated May 1, 2023, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on May 4, 2023 and incorporated herein by reference
10.15	Form of Amendment to RD Securities Purchase Agreement between the Company and certain Purchasers, dated May 16, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 17, 2023 and incorporated herein by reference
10.16	Form of Amendment to PIPE Securities Purchase Agreement between the Company and certain Purchasers, dated May 16, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on May 17, 2023 and incorporated herein by reference
10.17	Employment agreement between GD Culture Group Limited and Xiao Jian Wang, dated April 21, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 21, 2023 and incorporated herein by reference
10.18	Employment agreement between GD Culture Group Limited and Zihao Zhao, dated April 21, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on April 21, 2023 and incorporated herein by reference
10.19	Software Purchase Agreement, dated June 22, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 27, 2023 and incorporated herein by reference
10.20	Share Purchase Agreement, dated June 26, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 28, 2023 and incorporated herein by reference
10.21	Termination Agreement, dated September 26, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 26, 2023 and incorporated herein by reference
10.22	Placement Agency Agreement, dated November 1, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 3, 2023 and incorporated herein by reference
10.23	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated October 31, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on November 3, 2023 and incorporated herein by reference
10.24	Form of Amendment to the Securities Purchase Agreement, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 17, 2023 and incorporated herein by reference

10.25	Warrant Exchange Agreement, dated November 1, 2023, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on November 3, 2023 and incorporated herein by reference
10.26	Amended and Restated Equity Purchase Agreement, dated November 10, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 13, 2023 and incorporated herein by reference
10.27	Placement Agency Agreement, dated March 22, 2024, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 26, 2024 and incorporated herein by reference
10.28	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated March 22, 2024, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on March 26, 2024
10.29	Director Offer Letter to Yun Zhang, dated April 26, 2024, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 26, 2024 and incorporated herein by reference
10.30	Director Offer Letter to Lei Zhang, dated April 26, 2024, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on April 26, 2024 and incorporated herein by reference
10.31	Software Purchase Agreement between the Company and Shanxi Gangdong Cultural Media Co., Ltd. dated May 31, 2024, filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 6, 2024 and incorporated herein as reference
10.32	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated March 4, 2025, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 7, 2025 and incorporated herein by reference
10.33	Placement Agency Agreement, dated March 4, 2025, by and between the Company and Univest Securities, LLC, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on March 7, 2025 and incorporated herein by reference
14.1	Code of Business and Ethics, filed as exhibit 14.1 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
19.1	Insider Trading Policies, filed as exhibit 19.1 to the Annual Report on Form 10-K of the Company filed on April 2, 2024 and incorporated herein by reference
21.1	List of Subsidiaries, filed as exhibit 21.1 to the Annual Report on Form 10-K of the Company filed on April 2, 2024 and incorporated herein by reference
23.1*	Consent of HTL International, LLC
23.2*	Consent of Junjin Law Firm
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by 18 U.S.C. 1350.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, filed as exhibit 97.1 to the Annual Report on Form 10-K of the Company filed on April 2, 2024 and incorporated herein by reference
99.1	Form of Audit Committee Charter, filed as exhibit 99.1 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
99.2	Form of Compensation Committee Charter, filed as exhibit 99.2 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10–K Summary

None.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GD Culture Group Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GD Culture Group Limited (the “Company”) and its subsidiaries as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Impairment assessment of long-lived assets

As disclosed in Notes 2, 8 and 12 to the consolidated financial statements, the carrying value before impairment of intangible assets with definite useful lives and operating lease right-of-use assets amounted to $3.9 million and $1.3 million, respectively, as of December 31, 2024. The Company evaluates the recoverability of its long-lived assets, including intangible assets with definite useful lives and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of assessing recoverability, the Company groups the long-lived assets at the lowest level for which identifiable cash flows being independent of the cash flows of other assets and liabilities. A long-lived asset group is not recoverable if the carrying value is higher than the undiscounted future cash flows expected to result from their use. Impairment losses are measured based on the excess of the asset group’s carrying amount over its fair value. In determining the fair value of its long-lived asset groups, the Company considers the highest and best use from a market participants’ perspective, which is determined to be the higher of the discounted future cash flows from operating the long-lived asset group and the price market participants would pay to sub-lease the operating lease right-of-use assets. During the year ended December 31, 2024, the Company recorded an impairment charge of $2.8 million related to the software copyrights.

We identified the impairment assessment of long-lived assets as a critical audit matter due to the material balance on the balance sheet and significant judgement and assumptions were used by the Management in determining the future cash flows, particularly revenues expected to be generated from the usage of the long-lived asset groups and estimates of the price market participants would pay to sub-lease the operating lease right-of-use assets. These significant assumptions are forward-looking and include assumptions about economic and market conditions with uncertain future outcomes, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to Management’s assessment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures we performed to address this critical audit matter included the following:

-	We obtained an understanding over the Company’s long-lived asset impairment assessment process and walked through how management made the significant assumptions described above.

-	To test the Company’s impairment assessment of its long-lived assets, we performed audit procedures that included, among others, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used. For certain asset groups, we compared the revenues expected to be generated from the intended usage of the asset group to the actual revenues generated in recent historical periods and current industry, market and economic trends. With the assistance of our valuation specialists, we evaluated the valuation methodologies used by the Company and for those leased properties, we compared their estimates of market rental rates against a range of estimates that were independently developed by us using external data. We also performed sensitivity analyses of the significant assumptions discussed above to evaluate the changes in the undiscounted future cash flows and fair values of the asset groups resulting from changes in the assumptions.

-	We also evaluated the financial statements disclosures included in Notes 2, 8 and 12 to the consolidated financial statements.

/s/ HTL International, LLC

We have served as the Company’s auditor since 2023.

Houston, Texas

March 17, 2025

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,538	$5,175,518
Other receivables, net	9,195	9,459
Convertible notes receivable	-	2,602,027
Prepaid and other current assets	-	1,290,890
Total current assets	31,733	9,077,894

EQUIPMENT, NET	7,781	12,511

RIGHT-OF-USE ASSETS, NET	1,342,333	1,561,058

OTHER ASSETS
Intangible assets, net	1,102,400	3,307,949
Other assets	250,740	250,740
Total other assets	1,353,140	3,558,689
Total assets	$2,734,987	$14,210,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$401,821	$23,338
Other payables - related parties	502,266	20,833
Lease liabilities - current	427,984	358,998
Income tax payable	141,810	-
Total current liabilities	1,473, 881	403,169

OTHER LIABILITIES
Lease liabilities – non-current	1,104,552	1,317,678
Deferred tax liabilities	153,911	327,822
Total other liabilities	1, 258,463	1,645,500
Total liabilities	2, 732,344	2,048,669

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 11,167,294 and 5,453,416 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,117	545
Additional paid-in capital	82,758,975	77,530,221
Accumulated deficit	(83,194,386)	(69,358,225)
Accumulated other comprehensive income	152,585	175,306
Total GD Culture Group Limited shareholders’ (deficits) equity	(281,709)	8,347,847
Noncontrolling interest	284,352	3,813,636
Total shareholders’ equity	2,643	12,161,483
Total liabilities and shareholders’ equity	$2,734,987	$14,210,152

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2024	2023
OPERATING EXPENSES
Selling expenses	$(2,402,908)	$(4,682,804)
General and administrative expenses	(5,055,507)	(5,235,630)
Research and development expenses	(797,500)	(2,072,500)
Impairment of Intangible assets	(2,755,659)	-
Provision of credit loss expenses	(3,150,000)	-
TOTAL OPERATING EXPENSES	(14,161,574)	(11,990,934)

LOSS FROM OPERATIONS	(14,161,574)	(11,990,934)

OTHER INCOME (EXPENSE)
Interest income	8,671	4,500
Interest expense	-	(81)
Gain from disposal of subsidiaries	-	100,000
TOTAL OTHER INCOME (EXPENSE)	8,671	104,419

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(14,152,903)	(11,886,515)

LESS: INCOME TAX BENEFIT (EXPENSES)	32,101	(327,822)

LOSS FROM CONTINUING OPERATIONS	(14,120,802)	(12,214,337)
Net loss from continuing operations attributable to noncontrolling interest	(284,641)	(1,825,130)
Net loss from continuing operations attributable to shareholders of common stock	(13,836,161)	(10,389,207)

Discontinued operations:
Loss on disposal, net of taxes	-	(362)
Loss from discontinued operations, net of taxes	-	(2,132,049)

NET LOSS	$(14,120,802)	$(14,346,748)
Net loss attributable to noncontrolling interest	(284,641)	(1,825,130)
Net loss attributable to shareholders of common stock	(13,836,161)	(12,521,618)

OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustment	(14,544)	48,655
- Fair value changes of convertible note receivables	(102,027)	102,027
OTHER COMPREHENSIVE GAIN (LOSS), net of tax	(116,571)	150,682
COMPREHENSIVE LOSS, net of tax	$(14,237,373)	$(14,196,066)
Comprehensive loss attributable to noncontrolling interest	(378,491)	(1,670,294)
Comprehensive loss attributable to shareholders of common stock	(13,858,882)	(12,525,772)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS
Basic and diluted	9,565,918	3,227,302

Loss per share from continuing operations
Basic and diluted	$(1.45)	$(3.22)
Loss per share from discontinued operations
Basic and diluted	$(0.00)	$(0.66)
Loss per share available to common shareholders
Basic and diluted	$(1.45)	$(3.88)

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2024

	Attributable to GD Culture Group Limited Shareholders
					Additional		Accumulated Other	Total GD Culture Group Limited	Non	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficits)	Interest	Equity
Balance, January 1, 2024	-	$-	5,453,416	$545	$77,530,221	$(69,358,225)	$175,306	$8,347,847	$3,813,636	$12,161,483
Net loss	-	-	-	-	-	(13,836,161)	-	(13,836,161)	(284,641)	(14,120,802)
Issuance of common stock for cash	-	-	810,277	81	829,798	-	-	829,879	-	829,879
Issuance of common stock for acquisition of 13.33% ownership of Shanghai Xianzhui	-	-	400,000	40	3,150,753	-	-	3,150,793	(3,150,793)	-
Issuance of common stock for acquisition of copyright	-	-	1,560,000	156	1,247,844	-	-	1,248,000	-	1,248,000
Exercise of pre-funded warrants	-	-	1,489,385	150	504	-	-	654	-	654
Exercise of February 2021 Registered Warrants	-	-	92,756	9	(9)	-	-	-	-	-
Exercise of November 2023 Registered Warrants	-	-	1,361,460	136	(136)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	79,306	79,306	(93,850)	(14,544)
Reversal of fair value changes of convertible notes receivable	-	-	-	-	-	-	(102,027)	(102,027)	-	(102,027)
Balance, December 31, 2024	-	$-	11,167,294	$1,117	$82,758,975	$(83,194,386)	$152,585	$(281,709)	$284,352	$2,643

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2023

	Attributable to GD Culture Group Limited Shareholders
					Additional	Accumulated Deficit		Accumulated Other	Total GD Culture Group Limited	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive	Shareholders’	Controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income	Equity	Interest	Equity
Balance, January 1, 2023	-	$-	1,844,877	$184	$60,124,087	$4,467	$(56,841,074)	$179,460	$3,467,124	$-	$3,467,124
Reclassification of statutory reserves due to disposal	-	-	-	-	-	(4,467)	4,467	-	-	-	-
Net loss	-	-	-	-	-		(12,521,618)	-	(12,521,618)	(1,825,130)	(14,346,748)
Issuance of common stock for cash, net of offering costs	-	-	2,590,772	259	12,515,193	-	-	-	12,515,452	-	12,515,452
Issuance of common stock for acquisition right, title, and interest in and to the certain software	-	-	187,500	19	749,981	-	-	-	750,000	-	750,000
The cancellation of the common stock	-	-	(133,333)	(13)	(947,987)	-	-	-	(948,000)	-	(948,000)
Contribution by noncontrolling interest shareholder	-	-	-	-	-	-	-	-	-	5,483,930	5,483,930
Issuance of 1,876,103 pre-funded warrants for cash, net of offering costs	-	-	-	-	5,089,043	-	-	-	5,089,043	-	5,089,043
Exercise of pre-funded warrants	-	-	963,600	96	(96)	-	-	-	-	-	-
Fair value changes of on available-for-sale investments	-	-	-	-	-	-	-	102,027	102,027	-	102,027
Foreign currency translation	-	-	-	-	-	-	-	(106,181)	(106,181)	154,836	48,655
Balance, December 31, 2023	-	$-	5,453,416	$545	$77,530,221	$-	$(69,358,225)	$175,306	$8,347,847	$3,813,636	$12,161,483

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,120,802)	$(14,346,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	4,730	1,679
Amortization of intangible assets	692,755	345,155
Amortization of right-of-use assets	424,264	106,159
Gain from the disposal of discontinued operations or subsidiaries	-	(99,638)
Impairment of goodwill	-	2,070,753
Provision of credit loss expenses on convertible notes	2,500,000	-
Provision of credit loss expenses on loan receivable	650,000	-
Impairment of intangible assets	2,755,659	-
Deferred income tax	(173,911)	327,822

Changes in operating assets and liabilities
Accounts receivable	-	97,804
Other receivables	264	(14,283)
Prepaid and other current assets	1,284,280	(1,291,192)
Other long-term assets	-	(250,740)
Accounts payable	-	(127,297)
Other payables and accrued liabilities	378,536	10,457
Customer deposits	-	68,531
Lease liabilities	(349,679)	9,459
Taxes payable	141,810	(8,478)
Other payables - related parties	131,948	(139,927)

Net cash used in operating activities	(5,680,146)	(13,240,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in cash from disposal of discontinued operations	-	199,980
Purchase of intangible assets	-	(2,903,104)
Purchase of equipment	-	(14,190)
Purchase of convertible notes	-	(2,500,000)
Loan to a third party	(1,900,000)	-
Repayment of loan to a third party	1,250,000	-

Net cash used in investing activities	(650,000)	(5,217,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	829,879	12,515,452
Proceeds from issuance of prefunded warrants	-	5,089,043
Proceeds from exercise of pre-funded warrants	654	-
Proceeds from related party loans	349,485	-
Contribution by noncontrolling shareholder	-	5,483,930

Net cash provided by financing activities	1,180,018	23,088,425

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(2,852)	155,783

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,152,980)	4,786,410

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,175,518	389,108

CASH AND CASH EQUIVALENTS, END OF YEAR	$22,538	$5,175,518

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for acquisition right, title, and interest in and to the certain software	$1,248,000	$750,000
The cancellation of the common stock	$-	$948,000
Initial recognition of right-of-use assets and lease liability	$205,539	$1,871,428
Issuance of common stock for 13.3333% interest in SH Xianzhui	$3,150,793	$-
Exercise of November 2023 Registered Warrants	$136	$-
Exercise of pre-funded warrants pursuant to the Warrant Exchange Agreements	$93	$96
Exercise of February 2021 Registered Warrants	$9	$-
Fair value changes of convertible notes receivable	$(102,027)	$102,027

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Organization

GD Culture Group Limited (“GDC” or the “Company”), formerly known as Code Chain New Continent Limited, TMSR Holding Company Limited and JM Global Holding Company, is a Nevada corporation and a holding company. The Company currently conducts its operations on virtual content production (the “Virtual Content Production”) through the Company and two subsidiaries, AI Catalysis corp. (“AI Catalysis”) and Shanghai Xianzhui Technology Co., Ltd. (“SH Xianzhui”). The Company focuses its business mainly on: 1) AI-driven digital human creation and customization, and 2) Live streaming and e-commerce. The Company has relentlessly been focusing on serving its customers and creating value for them through the continual innovation and optimization of its products and services. Currently, the Company’s subsidiaries, Citi Profit Investment Holding Limited (“Citi Profit BVI”), Highlights Culture Holding Co., Limited (“Highlight HK”), Shanghai Highlight Entertainment Co., Ltd. (“Highlight WFOE”) are holding companies with no material operations.

SH Xianzhui was incorporated by Highlight WFOE and two other shareholders on August 10, 2023. SH Xianzhui is principally engaged in the provision of social media marketing agency service. Highlight WFOE initially owned 60% of the total equity interest of SH Xianzhui. On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe Property Management Co., Ltd. (“Beijing Hehe”), which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in JV”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% of the equity interest in SH Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. On January 11, 2024, the Company issued the 400,000 shares of its common stock, at the price of $2.5 per share, to Beijing Hehe and the transaction was completed. Up to the date of this consolidated financial statements were issued, the Company owns 73.3333% of the total equity interest of SH Xianzhui.

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

Prior to June 26, 2023, the Company had a subsidiary TMSR Holdings Limited (“TMSR HK”), which owned 100% equity interest in Makesi IoT Technology (Shanghai) Co., Ltd. (“Makesi WFOE”). Makesi WFOE had a series of contractual arrangement with Shanghai Yuanma Food and Beverage Management Co., Ltd. (“Yuanma”) that established a variable interest entity (the “VIE”) structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Yuanma. Accordingly, under U.S. GAAP, GDC treated Yuanma as the consolidated affiliated entity and has consolidated Yuanma’s financial results in GDC’s financial statements prior to June 26, 2023. On June 26, 2023, GDC entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell, and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR HK. The sale of TMSR HK did not have any material impact on the Company’s consolidated financial statements.

Prior to September 26, 2023, the Company also conducted business through Shanghai Highlight Media Co., Ltd. (“Highlight Media”). Highlight WFOE had a series of contractual arrangement with Highlight Media. For accounting purposes, Highlight WFOE was the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP (as defined below), GDC treated Highlight Media as the consolidated affiliated entity and has consolidated Highlight Media’s financial results in GDC’s financial statements prior to September 26, 2023. Highlight Media was an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic we-media operation, digital face application, large-scale exhibition services and other businesses. On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sold the interest in the VIE Agreements. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements.

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

VIE agreements with Yuanma

Technical Consultation and Services Agreement.

Pursuant to the technical consultation and services agreement between Makesi WFOE and Yuanma dated June 21, 2022, Makesi WFOE has the exclusive right to provide consultation services to Yuanma relating to Yuanma’s business, including but not limited to business consultation services, human resources development, and business development. Makesi WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Makesi WFOE has the right to determine the service fees based on Yuanma’s actual operation on a Annual basis. This agreement will be effective for 20 years and can be extended by Makesi WFOE unilaterally by prior written notice to the other parties. Makesi WFOE may terminate this agreement at any time by giving a 30 days’ prior written notice to Yuanma. If any party breaches the agreement and fails to cure within 30 days from the written notice from the non-breach party, the non-breach party may (i) terminate the agreement and request the breaching party to compensate the non-breaching party’s loss or (ii) request special performance by the breaching party and the breaching party to compensate the non-breaching party’s loss.

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

VIE agreements with Highlight Media

Material terms of each of the VIE agreements with Highlight Media are described below. The VIE agreements with Highlight Media were terminated and the Company disposed Highlight Media as of September 26, 2023.

Technical Consultation and Services Agreement.

Pursuant to the technical consultation and services agreement between Highlight Media and Makesi WFOE dated September 16, 2022, Makesi WFOE has the exclusive right to provide consultation services to Highlight Media relating to Highlight Media’s business, including but not limited to business consultation services, human resources development, and business development. Makesi WFOE exclusively owns any intellectual property rights arising from the performance of this agreement. Makesi WFOE has the right to determine the service fees based on Highlight Media’s actual operation on a Annual basis. This agreement will be effective as long as Highlight Media exists. Makesi WFOE may terminate this agreement at any time by giving a 30 days’ prior written notice to Highlight Media.

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

On September 26, 2023, Highlight WFOE terminated the VIE agreements with Highlight Media and the shareholders of Highlight Media.

As of the date of this report, the Company primary operations are focused on the live streaming market with focus on e-commerce in the United States through its subsidiaries AI Catalysis and SH Xianzhui. All Highlight Media enterprise brand management service have been disposed.

Liquidity and Capital Resources

As of December 31, 2024, the Company had $22,538 in its operating bank accounts and working capital deficit of approximately $1.4 million. From September 2024 to December 2024, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), lent $349,485 to the Company through five loan agreements, for working capital purposes. Pursuant to the loan agreements, these loans are non-interest bearing and will be due on September 18, 2025, September 20, 2025, October 4, 2025, October 23, 2025 and December 16, 2025, respectively. On January 31, 2025, the CEO lent $50,000 to the Company through a loan agreement, for working capital purposes. Pursuant to the loan agreement, this loan is non-interest bearing and will be due on January 31, 2026. On March 10, 2025, the Company repaid $100,000 to the CEO, reducing the outstanding loan balance to $249,485. Up to the date of the consolidated financial statements were issued, the outstanding loan from the CEO remained at $249,485.

On January 23, 2025, Green Oasis Limited, a shareholder holding less than 5% ownership shares in the Company, provided a $100,000 loan to the Company, for working capital purposes. According to the loan agreement, the loan is non-interest-bearing and is due for repayment on April 23, 2025.

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 Securities Purchase Agreement”) with certain investors for the sale of 1,115,600 shares of common stock at $0.896379 per share (the “March 2025 Offering”), generating net proceeds in the amount of $910,000, after deducting underwriter’s fees of $70,000, equal to seven percent (7%) of the aggregate gross proceeds raised in the March 2025 Offering and reimbursement of $20,000 for the underwriter’s legal counsel and due diligence analysis expense. The Company planed to use the proceeds from the offering for working capital purposes.

In March 2025, the CEO executed a Letter of Support in which he agreed to provide continuing financial support to the Company for a period of at least 12 months from the issuance date of the Company’s consolidated financial statements for the year ended December 31, 2024.

The Company also intends to raise additional debt or equity capital to fund future operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. These circumstances give rise to substantial doubt that the Company will continue as a going concern and these consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Translation adjustments included in accumulated other comprehensive income amounted to $213,571 and $73,279 as of December 31, 2024 and 2023, respectively. The consolidated balance sheets amounts, with the exception of shareholders’ equity at December 31, 2024 and 2023 were translated at 7.30 RMB and 7.10 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to consolidated statements of operations accounts for the years ended December 31, 2024 and 2023 were 7.20 RMB and 7.08 RMB to $1.00, respectively. The consolidated statements of cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Loan Receivable

Loan receivable is the amounts lent to a third party with the interest rate of 5% per annual. Since the loan will be due within one year, the Company classified the loan as current assets under the loan receivable account on the consolidated balance sheet.

Loan receivable is assessed for credit loss in accordance with ASC 326, Financial Instruments – Credit Losses. The Company evaluates expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. If it is determined that all or a portion of the loan receivable is uncollectible, the Company records an allowance for credit losses through a provision in the consolidated statements of operations.

Interest income on loan receivable is recognized using the effective interest method and recorded as interest income on the consolidated statements of operations. However, if the loan is placed on nonaccrual status due to doubt about collectability, the Company ceases recognizing interest income and reverses any previously accrued but unpaid interest against interest income. Interest receipts on nonaccrual loans are recorded as a reduction of principal unless collectability of the full principal balance is reasonably assured.

Prepaid and Other Current Assets

Prepaid and other current assets are advances paid to outside vendors for services purchases. The Company has legally binding contracts with its vendors, which require any outstanding prepayments to be returned to the Company when the contract ends.

Convertible Notes Receivable

The Company evaluated the terms of the DigiTrax Convertible Notes and the Liquid Convertible Notes (as defined in Note 11) according to ASC 320 “Investments — Debt Securities” and concluded that the convertible notes should be classified as an available-for-sale (“AFS”) security and measured at fair value. To evaluate the fair value of the available-for-sale security, the Company used the discounted cash flow method. The fair value changes of the convertible notes receivable were recorded as other comprehensive income.

The Company accounted for credit losses on AFS debt securities in accordance with ASC 326-30, Financial Instruments—Credit Losses. Under ASC 326-30, the Company evaluates AFS debt securities at each reporting date to determine whether a decline in fair value below amortized cost is attributable to credit-related factors or non-credit factors. If a credit-related impairment is identified, the Company records an allowance for credit losses through earnings, limited to the difference between amortized cost and fair value. Non-credit related declines remain in accumulated other comprehensive income. If credit quality improves, previously recognized credit losses are reversed through earnings, up to the amount of prior allowance. The Company assesses credit risk based on issuer financial health, market conditions, and macroeconomic factors.

If the Company determines that it is more likely than not that it will be required to sell an AFS debt security before recovery of its amortized cost, or if the security is deemed uncollectible, the Company writes off the full carrying amount of the security. In such cases, any previously recorded allowance for credit losses is removed, and the full impairment is recognized as a loss in earnings.

Equipment

Equipment was stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method after consideration of the estimated useful lives of the assets and estimated residual value. The estimated useful lives and residual value are as follows:

	Useful Life	Estimated Residual Value
Office equipment and furnishing	5 years	5%

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of operations and comprehensive loss. Expenditure for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

Impairment for Long-lived Assets

Long-lived assets, including equipment, intangible assets with finite lives and ROU assets are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable individually or as a group at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other assets and liabilities. The Company assesses the recoverability of the assets (or group of assets) based on the undiscounted future cash flows the assets (or group of assets) are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset (or group of assets) plus net proceeds expected from disposition of the asset (or group of assets), if any, are less than the carrying value of the asset (or group of assets). If an impairment is identified, the Company would reduce the carrying amount of the asset (or group of assets) to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. The carrying amount of the asset (or the long-lived assets in the asset group on a pro rata basis using the relative carrying amounts) is reduced to the extent not lower than the fair value of the asset. The adjusted carrying amounts after an impairment charge represent the new cost basis and is depreciated over their remaining useful lives.

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

As of December 31, 2024 and 2023, the carrying values of cash, other receivables and other payables approximate their fair values due to the short-term nature of the instruments. Fair value of convertible notes receivable has been discussed in Note 19.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of marketing related expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of (i) staff cost, rental and depreciation related to general and administrative personnel, (ii) professional expenses.

Research and Development Expenses

Research and development expenses mainly consist of outsourced research and development expenses. Research and development expenses are expensed as incurred.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. For the year ended December 31, 2024, the Company recorded $93,446 penalty and $2,053 interest for failed filing the tax return timely. The Company did not incur such penalties and interest for the year ended December 31, 2023.

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

In May 2023 and November 2023 in connection with the placement agency agreements (see Note 15), the Company issued and sold pre-funded warrants exercisable for an aggregate of 844,351 and 1,876,103 shares of common stock, at the exercise price of $8.35 and $3.019 per share, of which $8.349 and $3.018 was pre-funded and paid to the Company upon issuance of the pre-funded warrants, respectively. The remaining exercise price of the pre-funded warrants is $0.001 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire.

On November 1, 2023, in connection with the Warrant Exchange Agreements (see Note 15), the holders of May 2023 Unregistered Warrants (as defined in Note 15) surrendered the May 2023 Unregistered Warrants, and the Company cancelled the May 2023 Unregistered Warrants and issued to these holders pre-funded warrants to purchase up to 577,260 shares of the Company’s common stock with no consideration.

For the year ended December 31, 2024, 1,489,763 pre-funded warrants representing 1,489,385 shares of the Company’s common stock were exercised for $654. As of December 31, 2024, no pre-funded warrants were outstanding.

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

For the years ended December 31, 2024 and 2023, 2,312,006 and 8,134,043 of outstanding warrants (excluding the Pre-funded Warrants and Exchange Warrants) which are equivalent to convertible of 2,110,618 and 3,904,879 common stocks, respectively, were excluded from the diluted loss per share calculation due to their antidilutive effect.

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

Recently Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 since the fiscal year ended December 31, 2024.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, consolidated statements of operations and comprehensive loss and consolidated statements of cash flows.

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

On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sell the interest in the VIE Agreements for a purchase price of $100,000. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements.

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

Accordingly, the accounts of Highlight Media and Yuanma are consolidated in the accompanying consolidated financial statements pursuant to ASC 810-10, Consolidation. In addition, Yuanma’s results of operations were included in the Company’s consolidated financial statements prior to June 26, 2023 and Highlight Media’s results of operations were included in the Company’s consolidated financial statements prior to September 26, 2023.

As of December 31, 2024, the Company did not have any VIE operations. The operations results from VIE operations for the year ended December 31, 2023 have been reflected in discontinued operations as disclosed in Note 18.

Note 4 – Cash and Cash Equivalents

Cash at banks represents cash balances maintained at commercial banks. As of December 31, 2024 and 2023, the Company did not have any cash equivalents. The Company maintains bank accounts in the United States and institutions in PRC.

	December 31,	December 31,
	2024	2023

Cash at Banks	$22,538	$5,175,518

Note 5 – Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

Prepayments of digital human services	$-	$797,500
Prepayments of live streaming services	-	487,587
Other prepayments	-	5,803
Total prepaid and other current assets	$-	$1,290,890

Note 6 – Loan Receivable

On January 13, 2024, the Company entered into a loan agreement with Lotus City Limited (“Lotus”), pursuant to which, the Company agreed to lend $1,900,000 to Lotus, with the interest rate of 5% per annum accrued daily. The Loan together with accrued and unpaid interest and all other charges, costs and expenses, is due and payable on or before January 16, 2025. On January 16, 2024, the Company transferred $1,900,000 to Lotus. Since the loan will be due within one year, the Company classified the loan as current assets under the loan receivable account on the consolidated balance sheet.

On April 3, 2024 and June 4, 2024, Lotus repaid $1,000,000 and $250,000, respectively to the Company, leaving $650,000 in principal outstanding.

As of January 16, 2025, the Company had not received repayment of the $650,000 loan that was due. Based on the assessment of its financial condition as of December 31, 2024, the Company determined that the loan was uncollectible and showed indications of impairment. In accordance with ASC 326, Financial Instruments – Credit Losses, the Company evaluated the expected credit losses by considering historical experience, current conditions, and reasonable and supportable forecasts. Given the significant doubt about collectability, the Company recorded a full impairment allowance for the loan. Additionally, the Company reversed the $47,043 interest income that had been accrued for the year ended December 31, 2024, as the loan was deemed uncollectible.

Note 7 – Equipment, net

Equipment, net consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Office equipment and furniture	$14,190	$14,190
Less: accumulated depreciation	(6,409)	(1,679)
Total	$7,781	$12,511

Depreciation expense for the years ended December 31, 2024 and 2023 amounted to $4,730 and $1,679, respectively.

Note 8 – Intangible Assets, net

Intangible assets consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Software copyrights	$4,890,092	$3,653,104
Subtotal	4,890,092	3,653,104
Less: accumulated amortization	(1,036,518)	(345,155)
Accumulated impairment	(2,751,174)	-
Total	$1,102,400	$3,307,949

Amortization expense for the years ended December 31, 2024 and 2023 was $692,755 and $345,155, respectively.

Due to limited potential economic benefits for varying reasons for the year ended December 31, 2024, the Company recognized impairment losses of $2,755,659 for the year ended December 31, 2024, to the software copyrights. There was no impairment losses recognized for the year ended December 31, 2023.

Future amortization of intangible assets are as follows:

Amortization
FY2025	249,600
FY2026	249,600
FY2027	249,600
FY2028	249,600
FY2029	104,000
Total future amortization of intangible assets	$1,102,400

Note 9 – Other Payables and Accrued Liabilities

Other payables and accrued liabilities consisted of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

Professional service fee	$375,085	$-
Payroll	26,558	3,944
Rental	-	15,981
Travel and entertainment expenses	-	3,413
Others	178	-
Total	$401,821	$23,338

Note 10 – Related Party Balances and Transactions

Other payables – related parties:

Name of related party	Relationship	Nature	December 31, 2024	December 31, 2023

Xiaojian Wang	Chief Executive Officer	Accrued compensations	$50,000	$-
Xiaojian Wang	Chief Executive Officer	Interest-free loans to the Company*	349,485	-
Xiaojian Wang	Chief Executive Officer	Invoices paid on behalf of the Company	50,000	-
Zihao Zhao	Chief Finance Officer	Accrued compensations	50,833	20,833
Zihao Zhao	Chief Finance Officer	Reimbursement	1,948	-
Total			$502,266	$20,833

*	The terms of these loans are disclosed in Note 1- Liquidity.

As of December 31, 2024 and 2023, the balance of other payables - related parties were $502,266 and $20,833, respectively, mainly consisted of accrued compensations of the Company’s officers and interest- free loans received from the Company’s officers.

For the years ended December 31, 2024 and 2023, the Company recorded compensation expenses to its officers amounted to $80,000 and $120,833, respectively, for their services provided to the Company.

Note 11 – Convertible Notes Receivable

The Company’s convertible notes receivable consisted of the following for the years ended December 31, 2024 and 2023:

Convertible Notes Receivable
Beginning	$-
Convertible note receivable	2,500,000
Fair value changes of convertible notes	102,027
As of December 31, 2023	2,602,027
Reversal of fair value changes of convertible notes	(102,027)
Expected credit losses on convertible note receivable	(2,500,000)
As of December 31, 2024	$-

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

As of December 31, 2024, the DigiTrax Convertible Notes were due and extended to May 31, 2025 and August 17, 2025, respectively, with the same terms and conditions as set forth in the original notes, as agreed by the Company and DigiTrax. The Company evaluated the recoverability of the aggregated $1,000,000 DigiTrax Convertible Notes according to ASC 326 and concluded that, the DigiTrax Convertible Notes is more likely than not that it will be uncollectible. Additionally, DigiTrax is not a public company, and its stock has little to no value. The Company recorded $1,000,000 impairment loss on the DigiTrax Convertible Notes in the accompanying statement of operations, for the year ended December 31, 2024. For the year ended December 31, 2024, the Company reversed $48,219 unrealized gains on the fair value changes of the DigiTrax Convertible Notes, that was previously recognized for the year ended December 31, 2023, from the other comprehensive income. Up to the date of the consolidated financial statements were issued, there’s no evidence indicating that the fair value of DigiTrax Convertible Notes increased.

As of December 31, 2024, the Liquid Convertible Notes were due, but the Company failed to collect funds from Liquid. The Company evaluated the recoverability of the aggregated $1,500,000 Liquid Convertible Notes according to ASC 326 and concluded that, it’s more likely than not that the Liquid Convertible Notes will be uncollectible. Additionally, Liquid is not a public company, and its stock has little to no value. The Company recorded $1,500,000 impairment loss on the Liquid Convertible Notes in the accompanying statement of operations, for the year ended December 31, 2024. For the year ended December 31, 2024, the Company reversed $53,808 unrealized gains on the fair value changes of the he Liquid Convertible Notes, that was previously recognized for the year ended December 31, 2023, from the other comprehensive income. Up to the date of the consolidated financial statements were issued, there’s no evidence indicating that the fair value of Liquid Convertible Notes increased.

For the year ended December 31, 2024, the Company reversed unrealized gains on the fair value changes of these notes amounted to $102,027 in other comprehensive income in relation to above convertible notes in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2023, the Company recorded unrealized gains on the fair value changes of these notes amounted to $102,027 in other comprehensive income in relation to above convertible notes in the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2024 and 2023, the balance of the convertible notes was $nil and $2,602,027, respectively.

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

	December 31, 2024	December 31, 2023

Weighted average remaining lease term:
Operating lease	3.63 years	4.81 years

Weighted average discount rate:
Operating lease	7.53%	7.56%

The balances for the operating leases where the Company is the lessee are presented as follows within the consolidated balance sheets:

	December 31, 2024	December 31, 2023

Operating lease right-of-use assets, net
Operating lease	$1,342,333	$1,561,058

Lease liabilities
Current portion of operating lease liabilities	427,984	358,998
Non-current portion of operating lease liabilities	1,104,552	1,317,678
	$1,532,536	$1,676,676

Future lease payments under operating leases as of December 31, 2024 were as follows:

Operating Leases
FY2025	521,795
FY2026	393,261
FY2027	401,127
FY2028	409,149
FY2029	34,605
Total lease payments	$1,759,937
Less: imputed interest	227,401
Present value of lease liabilities (1)	$1,532,536

(1)	As of December 31, 2024, present value of future operating lease payments consisted of current portion of operating lease liabilities and non-current portion of operating lease liabilities, amounting to $427,984 and $1,104,552, respectively.

Lease expense for all the Company’s operating leases for the years ended December 31, 2024 and 2023 were $512,937 and $109,087, respectively. Lease payments for all the Company’s operating leases for the years ended December 31, 2024 and 2023 were $404,440 and $68,123, respectively.

Note 13 – Taxes

Income Tax

United States

GDC and AIC are corporations organized in the state of Nevada and operate primarily in the state of New York. As a result, they are subject to U.S. federal corporate income tax as well as state and local income taxes in New York.

For the fiscal year ended December 31, 2024 and 2023, the applicable statutory tax rates were as follows:

●	Federal corporate income tax rate: 21%;

●	New York State corporate income tax rate: 6.5%;

●	New York City business corporation tax rate: 8.85%;

●	Metropolitan Transportation Business Tax Surcharge (MTA Tax): 30% of the New York State corporate franchise tax liability;

The Company’s effective tax rate may differ from the statutory rates due to various factors, including non-deductible expenses, tax credits, valuation allowances, and the impact of state and local taxes. Additionally, the Company evaluates uncertain tax positions in accordance with ASC 740, recognizing tax benefits only if it is more likely than not that the position will be sustained upon examination.

British Virgin Islands

Citi Profit BVI is incorporated in the British Virgin Islands and are not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

TMSR HK and Highlight HK are incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. TMSR and Highlight HK are subject to Hong Kong profit tax at a rate of 8.25% for assessable profits on the first HK$2 million and 16.5% for any assessable profits in excess of HK$2 million for the years ended December 31, 2024 and 2023. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, TMSR HK is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

PRC

Makesi WFOE, Highlight WFOE, Highlight Media, Yuanma and SH Xianzhui are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 5% after appropriate tax adjustments.

The current and deferred components of income tax expenses from continuing operations appearing in the consolidated statements of operations are as follows:

	For the Year Ended December 31,
	2024	2023
Current tax expenses
Federal	$(90,000)	$-
State	(51,810)	-
Total current tax expenses	$(141,810)	$-
Deferred tax benefits (expenses)
Federal	$173,911	$(327,822)
State	-	-
Total deferred tax benefits (expenses)	$173,911	$(327,822)
Total benefits (provision) for income taxes	$32,101	$(327,822)

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2022 to 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	December 31, 2024	December 31, 2023
Statutory tax rate
Federal	21.00%	21.00%
State (net of federal benefit)	12.56%	8.28%
Foreign tax	(1.21)%	(6.14)%
Provision of credit loss	(7.72)%	-%
Impairment loss on intangible assets	(5.97)%	-%
Change in valuation allowance	(19.05)%	(23.56)%
Others	0.16%	3.18%
Effective tax rate	(0.23)%	2.76%

As of December 31, 2024 and 2023, income tax payable to US tax authorities was $141,810 and $nil, respectively. As of December 31, 2024 and 2023, no income tax was payable to Chinese tax authorities.

The principal components of the Company’s deferred income tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets
Net operating losses carried forward	$6,105,138	$6,295,697
Provision of credit loss on note receivable and loan receivable	1,092,011	-
Impairment loss of intangible assets	845,008	-
Lease liability	605,169	352,102
Total deferred tax assets	$8,647,326	$6,647,799
Less: Valuation allowance	(8,020,571)	(6,647,799)
Deferred tax assets, net of valuation allowance	$626,755	$-
Deferred tax liabilities
Right - Of - Use assets	$(465,347)	$(327,822)
Amortization of intangible assets	(315,319)	-
Total deferred tax liabilities	$(780,666)	$(327,822)
Total deferred tax liabilities, net	$(153,911)	$(327,822)

As of December 31, 2024, the Group had tax losses carry forwards of approximately $5.3 million from the entity in the PRC. The tax loss in the PRC can be carried forward for five years to offset future taxable profit and which will expire between 2028 and 2029 if not utilized. As of December 31, 2024, the Group had tax losses carry forwards of approximately $16.8 million from the entities in the U.S. The tax loss in the U.S. can be carried forward indefinitely.

Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

Note 14 – Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits and loan receivable.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2024 and 2023, the Company had $nil and $4,458,402 in excess of the FDIC insured limit, respectively. As of December 31, 2024 and 2023, $3,267 and $211,222 were deposited with a financial institution located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

As of December 31, 2024, the loan receivable was written off due to it was more likely than not uncollectible, and the company recognized credit loss on the consolidated statements of operations.

Note 15 – Equity

Statutory Reserves and Restricted Net Assets

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to make appropriations to certain statutory reserves, namely a general reserve fund, an enterprise expansion fund, a staff welfare fund and a bonus fund, all of which are appropriated from net profit as reported in its PRC statutory accounts. A foreign invested enterprise is required to allocate at least 10% of its annual after-tax profits to a general reserve fund until such fund has reached 50% of its respective registered capital. Appropriations to the enterprise expansion fund and staff welfare and bonus funds are at the discretion of the board of directors for the foreign invested enterprises. For other subsidiaries incorporated in the PRC, the general reserve fund was appropriated based on 10% of net profits as reported in each subsidiary’s PRC statutory accounts. General reserve and statutory surplus funds are restricted to set-off against losses, expansion of production and operation and increasing registered capital of the respective company. Staff welfare and bonus fund and statutory public welfare funds are restricted to capital expenditures for the collective welfare of employees. The reserves are not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor are they allowed for distribution except under liquidation. As of December 31, 2024 and 2023, there are no balance of the PRC statutory reserve funds.

In addition, under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer their net assets to the Company in the form of dividend payments, loans or advances. Amounts of restricted net assets include paid up capital and statutory reserve funds of the Company’s PRC subsidiaries. As of December 31, 2024 and 2023, the Company did not have any restricted net assets.

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

In November and December 2023, holders of 963,600 of the November 2023 Pre-Funded Warrants exercised their option to purchase 963,600 shares of the Company’s common stock. On February 15, 2024, March 19, 2024, March 21, 2024, and October 15, 2024, holders of 912,503 of the November 2023 Pre-Funded Warrants exercised their option to purchase 912,378 shares of the Company’s common stock. As of December 31, 2024, all November 2023 Pre-Funded Warrants were exercised. On March 26, 2024, October 16, 2024 and October 17, 2024, holders of 1,695,885 November 2023 Registered Warrants exercised their options to purchase 1,361,460 shares of the Company’s common stock, leaving 1,616,471 shares of November 2023 Registered Warrants are still outstanding as of December 31, 2024. From July 2024 to September 2024, holders of 577,260 Exchange Warrants (as defined below) exercised their options in full through cashless exercise, to purchase 577,007 shares of the Company’s common stock. No Exchange Warrants was outstanding as of December 31, 2024.

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

As of December 31, 2024 and 2023, the total outstanding shares of the Company’s common stock were 11,167,294 and 5,453,416, respectively.

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

In August 2024, holders of February 2021 Registered Warrants and the February 2021 Unregistered Warrants exercised their option to purchase an aggregated of 92,756 shares of the Company’s common stock through cashless exercise. As of December 31, 2024, no February 2021 Registered Warrants and February 2021 Unregistered Warrants was outstanding.

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

From July 2024 to September 2024, holders of 577,260 Exchange Warrants exercised their options in full through cashless exercise, to purchase 577,007 shares of the Company’s common stock. No Exchange Warrants was outstanding as of December 31, 2024.

The Placement Agent of the May 2023 Offering also received warrants to purchase up to 115,452 shares of common stock at an exercise price of $10.02 per share (the “May 2023 Placement Agent Warrants”), which represents 120% of the May 2023 Offering price of each share of common stock. The Placement Agent’s warrants will have substantially the same terms as the May 2023 Unregistered Warrants.

In connection with the November 2023 Offering, 1,876,103 shares of the November 2023 Pre-Funded Warrants and 3,312,356 shares of the November 2023 Registered Warrants were sold to November 2023 Offering Purchasers. Each November 2023 Pre-funded Warrant is exercisable for one share of the Company’s common stock, with an exercise price equal to $0.001 per share, at any time that the November 2023 Pre-funded Warrant is outstanding. The November 2023 Pre-funded Warrants will be exercisable immediately after issuance and will expire five (5) years from the date of issuance. The holder of a November 2023 Pre-funded Warrant will not be deemed a holder of the Company’s underlying common stock until the November 2023 Pre-funded Warrant is exercised. The November 2023 Registered Warrants will be exercisable immediately and will expire five (5) years from the date of issuance. The exercise price of the November 2023 Registered Warrants is $3.019, subject to adjustment as provided in the form of November 2023 Registered Warrants. As of December 31, 2024, 1,876,103 of the November 2023 Pre-Funded Warrants and 1,695,885 shares of November 2023 Registered Warrants were exercised, leaving nil of November 2023 Pre-Funded Warrants and 1,616,471 shares of November 2023 Registered Warrants are still outstanding.

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

The summary of warrant activities for the year ended December 31, 2024 were as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2023	9,623,806	5,394,642	$19.45	4.54
Granted	40,514	40,514	1.37	4.24
Exercised	7,352,314	3,324,538	-	-
December 31, 2024	2,312,006	2,110,618	$29.94	3. 46

The summary of warrant activities for the year ended December 31, 2023 were as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2022	4,539,674	151,323	$172.5	0.10
Granted/Acquired	7,056,758	7,056,758	3.73	4.80
Expired	164,675	5,488	172.5	0.1
Exercised	1,807,951	1,807,951	0.001	-
December 31, 2023	9,623,806	5,394,642	$19.45	4.54

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

As of December 31, 2024, the Company’s remain business segment and operations is Virtual Content Production. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to Virtual Content Production; accordingly, management believes that the consolidated balance sheets and consolidated statements of operations and comprehensive loss provide the relevant information to assess Virtual Content Production’s performance.

Note 18 – Discontinued Operations

The following depicts the result of operations for the discounted operations of Highlight Media for the years ended December 31, 2024 and 2023, respectively.

	For the Years Ended December 31,
	2024	2023
REVENUES
Enterprise brand management services	$-	$165,993
TOTAL REVENUES	-	165,993

COST OF REVENUES
Enterprise brand management services	-	88,658
TOTAL COST OF REVENUES	-	88,658
GROSS PROFIT	-	77,335

OPERATING EXPENSES
Selling, general and administrative	-	2,209,894
TOTAL OPERATING EXPENSES	-	2,209,894

LOSS FROM OPERATIONS	-	(2,132,559)

OTHER INCOME
Interest income	-	49
Interest expense		(248)
Other income (expenses), net	-	709
Total other income (expenses), net	-	510

LOSS BEFORE INCOME TAXES	-	(2,132,049)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$-	$(2,132,049)

Note 19 – Assets and Liabilities Measured at Fair Value

The following tables presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. There was no assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024.

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

Assets Measured at Fair Value on a non-recurring basis

Fair value of the long-lived assets was determined by the Company based on the income approach using the discounted cash flow associated with the underlying assets, which incorporated certain assumptions including projected revenue, growth rates and projected operating costs based on current economic condition, expectation of management and projected trends of current operating results. Considerable management judgement is used to estimate future cashflows, particularly revenues expected to be generated from the usage of the long-lived assets and estimates of the price market participants would pay to lease the operating lease right-use assets, which are based on comparable market rental information that could be reasonably obtained for the property. Accordingly, actual results may vary significantly from the Company estimates as they are forward-looking and include assumptions about economic and market conditions with uncertain future outcomes.

There were no transfers among the three hierarchies for the years ended December 31, 2024 or 2023.

Note 20 – Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 17, 2024, which is the date that the consolidated financial statements were available to be issued. Based on this review, other than described below, the Company did not identify any subsequent event that would have required adjustment or disclosure in the consolidated financial statements.

Debt Financing

On January 31, 2025, the CEO lent $50,000 to the Company through a loan agreement, for working capital purposes. Pursuant to the loan agreement, this loan is non-interest bearing and will be due on January 31, 2026. Up to the date of the consolidated financial statements were issued, the Company received $399,485 in total from the CEO.

On January 23, 2025, Green Oasis Limited, a shareholder holding less than a 5% ownership shares in the Company, provided a $100,000 loan to the Company, for working capital purposes. According to the loan agreement, the loan is non-interest-bearing and is due for repayment on April 23, 2025.

In March 2025, the CEO executed a Letter of Support in which he agreed to provide continuing financial support to the Company for a period of at least 12 months from the issuance date of the Company’s consolidated financial statements for the period ended December 31, 2024.

Offerings

On February 10, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Univest Securities, LLC as the sales agent (the “February 2025 Offering”). Pursuant to the ATM Agreement, the Company may issue and sell from time to time, shares of its common stock having an aggregate offering price of not more than $10,000,000 through the sales agent or any of its sub-agent(s) or other designees, acting as sales agent. Up to the date the consolidated financial statements were issued, the Company has not issue or sell any shares under the ATM Agreement.

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 Securities Purchase Agreement”) with certain investors for the sale of 1,115,600 shares of common stock at $0.896379 per share (the “March 2025 Offering”), generating net proceeds in the amount of $910,000, after deducting underwriter’s fees of $70,000, equal to seven percent (7%) of the aggregate gross proceeds raised in this Offering and reimbursement of $20,000 for the underwriter’s legal counsel and due diligence analysis expense. The Company plans to use the proceeds from the offering for working capital purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2025.

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

Name	Position	Date

/s/ Xiao Jian Wang	Chief Executive Officer, President and	March 17, 2025
Xiao Jian Wang	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Zihao Zhao	Chief Financial Officer and Director	March 17, 2025
Zihao Zhao	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lei Zhang	Director	March 17, 2025
Lei Zhang

/s/ Shuaiheng Zhang	Director	March 17, 2025
Shuaiheng Zhang

/s/ Yun Zhang	Director	March 17, 2025
Yun Zhang