Form 10-Q
period 2025-03-31
GD Culture Group Ltd
filed 2025-05-15
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 16,795,433 shares of the Company’s common stock issued and outstanding.

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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to unaudited interim condensed consolidated financial statements

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$51,236	$22,538
Other receivables, net	9,195	9,195
Prepaid and other current assets	15,579	-
Total current assets	76,010	31,733

EQUIPMENT, NET	6,704	7,781

RIGHT-OF-USE ASSETS, NET	1,229,793	1,342,333

OTHER ASSETS
Intangible assets, net	1,040,000	1,102,400
Other assets	250,740	250,740
Total other assets	1,290,740	1,353,140
Total assets	$2,603,247	$2,734,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$550,539	$401,821
Other payables - related parties	372,276	502,266
Lease liabilities - current	381,434	427,984
Income tax payable	267,517	141,810
Total current liabilities	1,571,766	1,473,881

OTHER LIABILITIES
Lease liabilities – non-current	1,026,387	1,104,552
Deferred tax liabilities	69,955	153,911
Total other liabilities	1,096,342	1,258,463
Total liabilities	2,668,108	2,732,344

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 12,282,894 and 11,167,294 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,228	1,117
Additional paid-in capital	83,668,864	82,758,975
Accumulated deficit	(84,171,896)	(83,194,386)
Accumulated other comprehensive income	152,589	152,585
Total GD Culture Group Limited shareholders’ deficits	(349,215)	(281,709)
Noncontrolling interest	284,354	284,352
Total shareholders’ equity (deficit)	(64,861)	2,643
Total liabilities and shareholders’ equity (deficit)	$2,603,247	$2,734,987

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended March 31,
	2025	2024

OPERATING EXPENSES
Selling expenses	$-	$(2,191,667)
General and administrative expenses	(937,877)	(1,769,280)
Research and development expenses	-	(217,500)
TOTAL OPERATING EXPENSES	(937,877)	(4,178,447)

LOSS FROM OPERATIONS	(937,877)	(4,178,447)

OTHER INCOME
Interest income	2,118	21,946
TOTAL OTHER INCOME	2,118	21,946

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(935,759)	(4,156,501)

LESS: INCOME TAX EXPENSES	(41,751)	(1,038)

LOSS FROM CONTINUING OPERATIONS	(977,510)	(4,157,539)
Net loss from continuing operations attributable to noncontrolling interest	-	(178,911)
Net loss from continuing operations attributable to shareholders of common stock	(977,510)	(3,978,628)

NET LOSS	$(977,510)	$(4,157,539)
Net loss attributable to noncontrolling interest	-	(178,911)
Net loss attributable to shareholders of common stock	(977,510)	(3,978,628)

OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustment	6	(15,109)
- Fair value changes of convertible note receivables	-	54,849)
OTHER COMPREHENSIVE GAIN (LOSS), net of tax	6	39,740
COMPREHENSIVE LOSS, net of tax	$(977,504)	$(4,117,799)
Comprehensive loss attributable to noncontrolling interest	2	(272,911)
Comprehensive loss attributable to shareholders of common stock	(977,506)	(3,844,888)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS
Basic and diluted	11,514,370	7,435,069

Loss per share from continuing operations
Basic and diluted	$(0.08)	$(0.56)
Loss per share available to common shareholders
Basic and diluted	$(0.08)	$(0.56)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2025

	Attributable to GD Culture Group Limited Shareholders
	Preferred				Additional		Accumulated Other	Total GD Culture Group Limited	Non	Total
	Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficits	Interest	Equity (Deficit)
Balance, January 1, 2025	-	$-	11,167,294	$1,117	$82,758,975	$(83,194,386)	$152,585	$(281,709)	$284,352	$2,643
Net loss	-	-	-	-	-	(977,510)	-	(977,510)	-	(977,510)
Issuance of common stock for cash	-	-	1,115,600	111	909,889	-	-	910,000	-	910,000
Foreign currency translation	-	-	-	-	-	-	4	4	2	6
Balance, March 31, 2025 (Uaudited)	-	$-	12,282,894	$1,228	$83,668,864	$(84,171,896)	$152,589	$(349,215)	$284,354	$(64,861)

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

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(977,510)	$(4,157,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	1,077	1,183
Amortization of intangible assets	62,400	182,373
Amortization of right-of-use assets	112,540	95,057
Deferred income tax	(83,956)	1,039
Interest income earned from loan to a third party	-	(19,781)

Changes in operating assets and liabilities
Other receivables	-	264
Prepaid and other current assets	(15,579)	230,657
Other payables and accrued liabilities	48,718	170,150
Lease liabilities	(124,715)	(141,313)
Taxes payable	125,707	-
Other payables - related parties	20,010	20,000

Net cash used in operating activities	(831,308)	(3,617,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to a third party	-	(1,900,000)

Net cash used in investing activities	-	(1,900,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	910,000	829,879
Proceeds from exercise of prefunded warrants	-	654
Proceeds from promissory note - related party	50,000	-
Proceeds from shareholder loan	100,000	-
Repayments to related party	(200,000)	-

Net cash provided by financing activities	860,000	830,533

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	6	(1,940)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,698	(4,689,317)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	22,538	5,175,518

CASH AND CASH EQUIVALENTS, END OF YEAR	$51,236	$486,201

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Initial recognition of right-of-use assets and lease liability	$-	$100,002
Issuance of common stock for 13.3333% interest in SH Xianzhui	$-	$3,150,793
Exercise of November 2023 Registered Warrants	$-	$71

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

As of the date of this report, the Company’s primary operations are focused on the live streaming market with focus on e-commerce in the United States through its subsidiaries AI Catalysis and SH Xianzhui.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $51,236 in its operating bank accounts and working capital deficit of approximately $1.5 million. From September 2024 to January 2025, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), lent $399,485 to the Company through six loan agreements, for working capital purposes. Pursuant to the loan agreements, these loans are non-interest bearing and will be due on September 18, 2025, September 20, 2025, October 4, 2025, October 23, 2025, December 16, 2025 and January 31, 2026, respectively. On each of March 10, 2025 and March 18, 2025, the Company repaid $100,000, for an aggregated of $200,000 to the CEO, reducing the outstanding loan balance to $199,485 as of March 31, 2025. Subsequent to March 31, 2025, the Company repaid $199,485 in full to the CEO. Up to the date of the unaudited interim condensed consolidated financial statements were issued, there was no outstanding loan from the CEO.

On January 23, 2025, Green Oasis Limited, a shareholder holding less than 5% ownership shares in the Company, provided a $100,000 loan to the Company, for working capital purposes. According to the loan agreement, the loan was non-interest-bearing and was due for repayment on April 23, 2025. On April 25, 2025, Green Oasis Limited and the Company executed an amendment to the previous loan, extending the maturity date to July 23, 2025.

On March 4, 2025, the Company sold 1,115,600 shares of common stock at $0.896379 per share, generating gross proceeds of $1,000,000. The Company received net proceeds of $910,000 after deducting underwriter’s fees of $70,000 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence analysis expenses. The Company intends to use the proceeds from the offering for working capital purposes.

On May 2, 2025, the Company completed a securities offering in which it agreed to sell (i) 1,115,600 shares of its common stock at a purchase price of approximately $0.524 per share and (ii) 9,380,582 pre-funded warrants at a purchase price of approximately $0.523 per warrant. The aggregate gross proceeds from the offering will be $5,500,000. Up to the date of the unaudited condensed interim financial statements were issued, The Company received $4,478,000 in proceeds for subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through the reporting date included underwriter’s fees of $313,460 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. Net proceeds from the offering, after deducting these expenses, will be $5,095,000. The Company intends to use the proceeds from the offering for working capital purposes.

The Company evaluated its ability to continue as a going concern in accordance with ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess whether there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

As of March 31, 2025, the Company had cash of $51,236 and a working capital deficit of approximately $1.5 million. However, on May 2, 2025, the Company completed a public offering and partially received net proceeds of approximately $4.1 million. After considering the impact of this financing and the Company’s projected operating cash flows, management reassessed its liquidity position and concluded that the Company will have sufficient liquidity to meet its obligations as they become due for at least the next twelve months from the date the unaudited interim condensed consolidated financial statements are issued. Accordingly, management determined that substantial doubt about the Company’s ability to continue as a going concern no longer exists as of the issuance date of these unaudited interim condensed consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are of a normal recurring nature and are necessary to fairly present the financial statements for the interim periods. The unaudited interim condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 18, 2025.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the accounts of GDC and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited interim condensed consolidated financial statements include the useful lives of intangible assets and equipment, impairment of long-lived assets, collectability of receivables, discount rate used to measure present value of lease liabilities and valuation allowance for deferred tax assets. Actual results could differ from these estimates.

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

Translation adjustments included in accumulated other comprehensive income amounted to $213,577 and $213,571 as of March 31, 2025 and December 31, 2024, respectively. The consolidated balance sheets amounts, with the exception of shareholders’ equity at March 31, 2025 and December 31, 2024 were translated at 7.26 RMB and 7.30 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to unaudited interim condensed consolidated statements of operations accounts for the three months ended March 31, 2025 and 2024 were 7.27 RMB and 7.19 RMB to $1.00, respectively. The unaudited interim condensed consolidated statements of cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the unaudited interim condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Cash and Cash Equivalents

As of March 31, 2025 and December 31, 2024, the Company did not have any cash equivalents. All cash were unrestricted as to withdrawal and use and were demand deposits placed with commercial banks.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the unaudited interim condensed consolidated statements of operations and comprehensive loss. Expenditure for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

Fair Value Measurement

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, other receivables, other payables and accrued liabilities to approximate their fair values because of their short-term nature.

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

As of March 31, 2025 and December 31, 2024, the carrying values of cash, other receivables and other payables approximate their fair values due to the short-term nature of the instruments.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. For the three months ended March 31, 2025, the Company recorded $57,303 penalty and interest for failed filing the tax return timely, consisting of $15,982 interest and $41,321 penalty. For the three months ended March 31, 2024, the Company did not record any penalty and interest for failed filing the tax return timely.

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

In May 2023 and November 2023, the Company issued and sold pre-funded warrants that are exercisable for shares of common stock at a nominal exercise price. In accordance with ASC 260, these prefunded warrants are considered to be common stock equivalents and are included in the calculation of basic and diluted earnings per share when the inclusion is dilutive. As the exercise price of the prefunded warrants is nominal and substantially all conditions necessary to exercise the warrants have been met, the prefunded warrants are included in the weighted average shares outstanding for both basic and diluted loss per share. As of March 31, 2025, all pre-funded warrants as described were exercised.

For the three months ended March 31, 2025 and 2024, 2,312,006 and 7,309,181 of outstanding warrants (excluding the Pre-funded Warrants and Exchange Warrants) which are equivalent to convertible of 2,110,618 and 3,080,017 common stocks, respectively, were excluded from the diluted loss per share calculation due to their antidilutive effect.

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

Recently Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 for the year ended December 31, 2024. The adoption has no significant impact on the Company’s financial statements and disclosure.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This new guidance is designed to improve the disclosures about the types of expenses, including employee compensation, depreciation, and amortization, and costs incurred related to inventory and manufacturing activities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 on a prospective basis with optional retrospective application. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited interim condensed consolidated balance sheets, unaudited interim condensed consolidated statements of operations and comprehensive loss and unaudited interim condensed consolidated statements of cash flows.

Note 3 – Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(unaudited)
Prepaid car rental	$15,579	$-
Total prepaid and other current assets	$15,579	$-

Note 4 – Equipment, net

Equipment, net consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(unaudited)
Office equipment and furniture	$14,190	$14,190
Less: accumulated depreciation	(7,486)	(6,409)
Total	$6,704	$7,781

Depreciation expense for the three months ended March 31, 2025 and 2024 amounted to $1,077 and $1,183, respectively.

Note 5 – Intangible Assets, net

Intangible assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(unaudited)
Software copyrights	$4,890,092	$4,890,092
Subtotal	4,890,092	4,890,092
Less: accumulated amortization	(1,098,918)	(1,036,518)
Accumulated impairment	(2,751,174)	(2,751,174)
Total	$1,040,000	$1,102,400

Amortization expense for the three months ended March 31, 2025 and 2024 was $62,400 and $182,373, respectively.

As of March 31, 2025, the net book value of software copyrights was $1,040,000, after deducting accumulated amortization of $208,000. No impairment losses were recorded for the three months ended March 31, 2025 and 2024.

Future amortization of intangible assets are as follows:

Amortization
Remaining of FY2025	187,200
FY2026	249,600
FY2027	249,600
FY2028	249,600
FY2029	104,000
Total future amortization of intangible assets	$1,040,000

Note 6 – Other Payables and Accrued Liabilities

Other payables and accrued liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(unaudited)
Professional service fee	$431,598	$375,085
Payroll	17,943	26,558
Loan payable - shareholder	100,000	-
Others	998	178
Total	$550,539	$401,821

Note 7 – Related Party Balances and Transactions

Other payables – related parties:

Name of related party	Relationship	Nature	March 31, 2025	December 31, 2024
			(unaudited)
Xiaojian Wang	Chief Executive Officer	Accrued compensations	$62,500	$50,000
Xiaojian Wang	Chief Executive Officer	Interest-free loans to the Company*	199,485	349,485
Xiaojian Wang	Chief Executive Officer	Operating related fees paid on behalf of the Company	50,000	50,000
Zihao Zhao	Chief Finance Officer	Accrued compensations	58,333	50,833
Zihao Zhao	Chief Finance Officer	Reimbursement	1,958	1,948
Total			$372,276	$502,266

*	The terms of these loans are disclosed in Note 1- Liquidity and Capital Resources.

As of March 31, 2025 and December 31, 2024, the balance of other payables - related parties were $372,276 and $502,266, respectively, mainly consisted of accrued compensation of the Company’s officers and interest- free loans received from the Company’s officers. Up to the date the unaudited interim condensed consolidated financial statements were issued, the interest-free loans received from the Company’s officers were fully repaid.

For the three months ended March 31, 2025 and 2024, the Company recorded compensation expenses to its officers amounted to $20,000 and $20,000, respectively, for their services provided to the Company.

Note 8– Leases

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

	March 31, 2025	December 31, 2024
	(unaudited)
Weighted average remaining lease term:
Operating lease	3.49 years	3.63 years

Weighted average discount rate:
Operating lease	7.56%	7.53%

The balances for the operating leases where the Company is the lessee are presented as follows within the consolidated balance sheets:

	March 31, 2025	December 31, 2024
	(unaudited)
Operating lease right-of-use assets, net
Operating lease	$1,229,793	$1,342,333

Lease liabilities
Current portion of operating lease liabilities	381,434	427,984
Non-current portion of operating lease liabilities	1,026,387	1,104,552
	$1,407,821	$1,532,536

Future lease payments under operating leases as of March 31, 2025 were as follows:

Operating Leases
FY2025	371,061
FY2026	393,261
FY2027	401,127
FY2028	409,149
FY2029	34,605
Total lease payments	$1,609,203
Less: imputed interest	201,382
Present value of lease liabilities (1)	$1,407,821

(1)	As of March 31, 2025, present value of future operating lease payments consisted of current portion of operating lease liabilities and non-current portion of operating lease liabilities, amounting to $381,434 and $1,026,387, respectively.

Lease expense for all the Company’s operating leases for the three months ended March 31, 2025 and 2024 were $123,492 and $95,057, respectively. Lease payments for all the Company’s operating leases for the three months ended March 31, 2025 and 2024 were $164,656 and $120,677, respectively.

Note 9 – Taxes

Income Tax

United States

GDC and AIC are corporations organized in the state of Nevada and operate primarily in the state of New York. As a result, they are subject to U.S. federal corporate income tax as well as state and local income taxes in New York.

For the three months ended March 31, 2025 and 2024, the applicable statutory tax rates were as follows:

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

Hong Kong

Highlight HK is incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Highlight HK is subject to Hong Kong profit tax at a rate of 8.25% for assessable profits on the first HK$2 million and 16.5% for any assessable profits in excess of HK$2 million for the three months ended March 31, 2025 and 2024. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception.

PRC

Highlight WFOE and SH Xianzhui are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 5% after appropriate tax adjustments.

The current and deferred components of income tax expenses from continuing operations appearing in the unaudited interim condensed consolidated statements of operations are as follows:

	For the three months ended March 31,
	2025	2024
Current tax expenses	(unaudited)	(unaudited)
Federal	$(20,000)	$-
State	(105,707)	-
Total current tax expenses	$(125,707)	$-
Deferred tax benefits (expenses)
Federal	$83,956	$(1,038)
State	-	-
Total deferred tax benefits (expenses)	$83,956	$(1,038)
Total benefits (provision) for income taxes	$(41,751)	$(1,038)

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2022 to 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	March 31, 2025	March 31, 2024
(unaudited)	(unaudited)
Statutory tax rate
Federal	21.00%	21.00%
State (net of federal benefit)	13.37%	-
Foreign tax	(0.00)%	(2.58)%
Amortization of intangible assets	(21.19)%	-
Change in valuation allowance	(14.34)%	(18.42)%
Others	5.62%	0.02%
Effective tax rate	4.46%	0.02%

As of March 31, 2025 and December 31, 2024, income tax payable to US tax authorities was $267,517 and $141,810, respectively. As of March 31, 2025 and December 31, 2024, no income tax was payable to Chinese tax authorities.

The principal components of the Company’s deferred income tax assets and liabilities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024
	(unaudited)
Deferred tax assets
Net operating losses carried forward	$6,316,397	$6,105,138
Provision of credit loss on note receivable and loan receivable	1,092,011	1,092,011
Impairment loss of intangible assets	845,008	845,008
Lease liability	487,997	605,169
Total deferred tax assets	$8,741,413	$8,647,326
Less: Valuation allowance	(8,583,371)	(8,020,571)
Deferred tax assets, net of valuation allowance	$158,042	$626,755
Deferred tax liabilities
Right - Of - Use assets	$(426,292)	$(465,347)
Amortization of intangible assets	198,295	(315,319)
Total deferred tax liabilities	$(227,997)	$(780,666)
Total deferred tax liabilities, net	$(69,955)	$(153,911)

As of March 31, 2025, the Group had tax losses carry forwards of approximately $5.3 million from the entity in the PRC. The tax loss in the PRC can be carried forward for five years to offset future taxable profit and which will expire between 2028 and 2029 if not utilized. As of March 31, 2025, the Group had tax losses carry forwards of approximately $17.5 million from the entities in the U.S. The tax loss in the U.S. can be carried forward indefinitely.

Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

Note 10 – Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2025 and December 31, 2024, the Company did not have any cash excess of the FDIC insured limit. As of March 31, 2025 and December 31, 2024, $3,222 and $3,267 were deposited with a financial institution located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Note 11 – Equity

Statutory Reserves and Restricted Net Assets

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to make appropriations to certain statutory reserves, namely a general reserve fund, an enterprise expansion fund, a staff welfare fund and a bonus fund, all of which are appropriated from net profit as reported in its PRC statutory accounts. A foreign invested enterprise is required to allocate at least 10% of its annual after-tax profits to a general reserve fund until such fund has reached 50% of its respective registered capital. Appropriations to the enterprise expansion fund and staff welfare and bonus funds are at the discretion of the board of directors for the foreign invested enterprises. For other subsidiaries incorporated in the PRC, the general reserve fund was appropriated based on 10% of net profits as reported in each subsidiary’s PRC statutory accounts. General reserve and statutory surplus funds are restricted to set-off against losses, expansion of production and operation and increasing registered capital of the respective company. Staff welfare and bonus fund and statutory public welfare funds are restricted to capital expenditures for the collective welfare of employees. The reserves are not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor are they allowed for distribution except under liquidation. As of March 31, 2025 and December 31, 2024, there are no balance of the PRC statutory reserve funds.

In addition, under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer their net assets to the Company in the form of dividend payments, loans or advances. Amounts of restricted net assets include paid up capital and statutory reserve funds of the Company’s PRC subsidiaries. As of March 31, 2025 and December 31, 2024, the Company did not have any restricted net assets.

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

In March 2024, the Company entered into a placement agency agreement (the “March 2024 Placement Agency Agreement”), with Univest Securities, LLC (“Univest”), pursuant to which, Univest agrees to use its reasonable best efforts to sell the Company’s common stock in a registered direct offering and a concurrent private placement (the “March 2024 Offering”). Univest has no obligation to buy any of the securities from the Company or to arrange for the purchase or sale of any specific number or dollar amount of securities.

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

On May 31, 2024, the Company entered into a software purchase agreement with Shanxi Gangdong Cultural Media Co., Ltd., a seller unaffiliated with the Company (the “SGCM”). Pursuant to the agreement, the Company agreed to purchase and SGCM agreed to sell all of SGCM’s right, title, and interest in and to the certain software. The purchase price of the software shall be $1,248,000, payable in the form of issuance of 1,560,000 shares of common stock of the Company, valued at $0.80 per share. The Company plans to use the software to develop its AI business. On June 4, 2024, the Company issued 1,560,000 shares of common stock of the Company to the SGCM’s designees and the transaction was completed.

From February 2024 to October 2024, 1,489,385 shares of the Company’s common stock were issued due to the exercise of pre-funded warrants, that were sold in the fiscal year 2023.

From March 2024 to October 2024, 1,361,460 shares of the Company’s common stock were issued due to the exercise of 1,695,885 registered warrants issued in November 2023 (the “November 2023 Registered Warrants”) .

In August 2024, 92,756 shares of the Company’s common stock were issued due to the exercise of 54,646 registered warrants and 84,244 unregistered warrants that were issued in the fiscal year 2021.

On February 10, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Univest as the sales agent (the “February 2025 Offering”). Pursuant to the ATM Agreement, the Company may issue and sell from time to time, shares of its common stock having an aggregate offering price of not more than $10,000,000 through the sales agent or any of its sub-agent(s) or other designees, acting as sales agent. Up to the date the unaudited interim condensed consolidated financial statements were issued, the Company has not issue or sell any shares under the ATM Agreement.

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

As of March 31, 2025 and December 31, 2024, the total outstanding shares of the Company’s common stock were 12,282,894 and 11,167,294, respectively.

Warrants

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

In connection with the March 2024 Offering, the Company issued 40,514 shares of unregistered warrants (the “March 2024 Placement Agent Warrants”) to Univest, at an exercise price of $1.373 per share. The March 2024 Placement Agent Warrants and the common stock underlying the March 2024 Placement Agent Warrants were not registered under the Securities Act, pursuant to the registration statement of March 2024 Offering. The March 2024 Placement Agent Warrants were issued pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

As of March 31, 2025 and December 31, 2024, 2,312,006 unregistered warrants issued to Univest were outstanding.

From February 2024 to October 2024, holders of 1,489,763 pre-funded warrants, issued in November 2023, exercised their options to purchase 1,489,385 shares of the Company’s common stock. As of March 31, 2025 and December 31, 2024, no prefunded warrants were outstanding.

On March 26, 2024, October 16, 2024 and October 17, 2024, holders of 1,695,885 registered warrants issued in November 2023 (the “November 2023 Registered Warrants”) exercised their options to purchase 1,361,460 shares of the Company’s common stock. As of March 31, 2025 and December 31, 2024, 1,616,471 shares of November 2023 Registered Warrants were outstanding.

In August 2024, holders of 54,646 registered warrants and 84,244 unregistered warrants issued in 2021 exercised their options to purchase 92,756 shares of the Company’s common stock, on a cashless basis. As of March 31, 2025 and December 31, 2024, no warrants issued in 2021 was outstanding.

The summary of warrant activities for the three months ended March 31, 2025 were as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2024	2,312,006	2,110,618	$29.94	3.46
Granted	-	-	-	-
Exercised	-	-	-	-
March 31, 2025 (unaudited)	2,312,006	2,110,618	$29.94	3.22

The summary of warrant activities for the three months ended March 31, 2024 were as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2023	9,623,806	5,394,642	$19.45	4.54
Granted/Acquired	40,514	40,514	1.37	4.99
Exercised	1,433,067	1,433,067	0.0001	-
March 31, 2024 (unaudited)	8,231,253	4,002,089	$23.11	4.23

Note 12 – Commitments and Contingencies

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity.

Note 13 – Segment Reporting

The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s chief operating decision maker, who has been identified as the Company’s chief executive officer, evaluates performance and determines resource allocations based on a number of factors, the primary measure being operating expenses. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements using the retrospective method of adoption.

As of March 31, 2025, the Company’s remain business segment and operations is Virtual Content Production. The Company’s unaudited interim condensed consolidated results of operations and unaudited interim condensed consolidated financial position from continuing operations are all attributable to Virtual Content Production; accordingly, management believes that the consolidated balance sheets and unaudited interim condensed consolidated statements of operations and comprehensive loss provide the relevant information to assess Virtual Content Production’s performance.

Note 14 – Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 15, 2025, which is the date that the unaudited interim condensed consolidated financial statements were available to be issued. Based on this review, other than described below, the Company did not identify any subsequent event that would have required adjustment or disclosure in the unaudited interim condensed consolidated financial statements.

Debt Repayments

Subsequent to March 31, 2025, the Company repaid a total of $200,000 to its Chief Executive Officer. This amount included a repayment of $199,485 for interest-free loans previously provided by the CEO, and $515 for operating-related expenses paid by the CEO on behalf of the Company. These related party transactions are further described in Note 7 to the unaudited interim condensed consolidated financial statements.

Offerings

On May 2, 2025, the Company entered into a securities purchase agreement (the “May 2025 Securities Purchase Agreement”) with certain investors for the sale of 1,115,600 shares of common stock at approximately $0.524 per share and 9,380,582 pre-funded warrants (the “May 2025 Pre-Funded Warrants”) at approximately $0.523 per warrant (the “May 2025 Offering”). Up to the date of the unaudited condensed interim financial statements were issued, The Company received $4,478,000 in proceeds for subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through the reporting date included underwriter’s fees of $313,460 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. Net proceeds from the offering, after deducting these expenses, will be $5,095,000. The Company intends to use the proceeds from the offering for working capital purposes.

The Company plans to use the net proceeds from the May 2025 offering for working capital purposes. Pursuant to the Pursuant to the May 2025 Securities Purchase Agreement, the Company has agreed to use commercially reasonable efforts to, within sixty (60) calendar days after the date of the May 2025 Securities Purchase Agreement, file a registration statement on the appropriate form providing for the resale by the investors of the May 2025 Offering.

Purchase of Intangible Assets

On April 28, 2025, the Company entered into a software purchase agreement (the “Agreement”) with Gongzheng Xu and Qing Wang, who are unaffiliated with the Company (the “GXQW”). Pursuant to the Agreement, the Company agreed to purchase and the GXQW agreed to sell all of GXQW’s right, title, and interest in and to the certain software (the “Chat Box”). The purchase price of the software shall be payable in the form of issuance of 2,444,295 shares of the Company’s common stock (the “Shares”). On April 29,2025, the Company issued 2,444,295 shares of its common stock to GXQW and the transaction was completed. The Company plans to use the software to develop its AI business.

The Company is evaluating the accounting treatment of this transaction and will recognize accordingly.

Warrants Exercise

On April 30, 2025, holders of 1,051,341 registered November 2023 Registered Warrants exercised their options to purchase 952,644 shares of the Company’s common stock, on a cashless basis, resulting 565,130 shares of November 2023 Registered Warrants were outstanding up to the date the unaudited interim consolidated financial statements were issued.

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

Overview

GD Culture Group Limited, formerly known as JM Global Holding Company, TMSR Holding Company Limited and Code Chain New Continent Limited, is a Nevada corporation and a holding company. The Company currently conducts its operations on virtual content production (the “Virtual Content Production”) through the Company and two subsidiaries, AI Catalysis and Shanghai Xianzhui. The Company focuses its business mainly on 1) AI-driven digital human creation and customization; and 2) Live streaming and e-commerce. The company has relentlessly been focusing on serving its customers and creating value for them through the continual innovation and optimization of its products and services. The Company’s current subsidiaries, Citi Profit, Highlight HK, Highlight WFOE are holding companies with no material operations.

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

On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe, which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in Shanghai Xianzhui”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% equity interest in Shanghai Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. On January 11, 2024, the Company issued 400,000 shares of its common stock to Beijing Hehe, at the price of $2.5 per share, and the transaction was completed. As of March 31, 2025, the Company owns 73.3333% of the total equity interest of Shanghai Xianzhui.

Offering

On March 26, 2024, the Company issued 810,277 shares of common stock in a registered direct offering. See Note 12 of the notes to the unaudited interim condensed consolidated financial statements.

On February 10, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Univest as the sales agent (the “February 2025 Offering”). Pursuant to the ATM Agreement, the Company may issue and sell from time to time, shares of its common stock having an aggregate offering price of not more than $10,000,000 through the sales agent or any of its sub-agent(s) or other designees, acting as sales agent. Up to the date the unaudited interim condensed consolidated financial statements were issued, the Company has not issued or sold any shares under the ATM Agreement.

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 Securities Purchase Agreement”) with certain investor for the sale of 1,115,600 shares of common stock at $0.896379 per share (the “March 2025 Offering”), generating gross proceeds in the amount of $1,000,000, before deducting underwriter’s fees and accountable expenses and other estimated expenses. The Company plans to use the proceeds from the offering for working capital purposes. Upon closing of the March 2025 Offering, the Company paid $90,000 cash for underwriting, which consists of a total cash fee of $70,000, equal to seven percent (7%) of the aggregate gross proceeds raised in the March 2025 Offering and reimbursement of reasonable fees and expenses of $20,000 for the underwriter’s legal counsel and due diligence analysis expenses.

On May 2, 2025, the Company entered into a securities purchase agreement (the “May 2025 Securities Purchase Agreement”) with certain investors for the sale of 1,115,600 shares of common stock at approximately $0.524 per share and 9,380,582 pre-funded warrants (the “May 2025 Pre-Funded Warrants”) at approximately $0.523 per warrant (the “May 2025 Offering”). Up to the date of the unaudited condensed interim financial statements were issued, The Company received $4,478,000 in proceeds for subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through the reporting date included underwriter’s fees of $313,460 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. Net proceeds from the offering, after deducting these expenses, will be $5,095,000. The Company intends to use the proceeds from the offering for working capital purposes.

Pursuant to the May 2025 Securities Purchase Agreement, the Company has agreed to use commercially reasonable efforts to, within sixty (60) calendar days after the date of the May 2025 Securities Purchase Agreement, file a registration statement on the appropriate form providing for the resale by the investors of the May 2025 Offering.

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

Software Purchase Agreement

On May 31, 2024, the Company entered into a software purchase agreement with Shanxi Gangdong Cultural Media Co., Ltd., a seller unaffiliated with the Company (the “SGCM”). Pursuant to the agreement, the Company agreed to purchase and the SGCM agreed to sell all of SGCM’s right, title, and interest in and to the certain software (the “AIBox”). The purchase price of the software shall be $1,248,000, payable in the form of an issuance of 1,560,000 shares of common stock of the Company, valued at $0.80 per share. The Company plans to use the software to develop its AI business. On June 4, 2024, the Company issued 1,560,000 shares of common stock of the Company to the SGCM’s designees and the transaction was completed.

On April 28, 2025, the Company entered into a software purchase agreement (the “Agreement”) with Gongzheng Xu and Qing Wang (the “GXQW”), who are unaffiliated with the Company. Pursuant to the Agreement, the Company agreed to purchase and the GXQW agreed to sell all of GXQW’s right, title, and interest in and to the certain software (the “Chat Box”). The purchase price of the software shall be payable in the form of an issuance of 2,444,295 shares of the Company’s common stock (the “Shares”). On April 29, 2025, the Company issued 2,444,295 shares of its common stock to GXQW and the transaction was completed. The Company plans to use the software to develop its AI business.

Key Factors that Affect Operating Results

Competition

E-commerce and live streaming is a competitive industry. Our competition varies and includes content creators on TikTok and other social media platforms. Each of these competitors competes with us based on quality of content, activeness and responsiveness on the social placement, product selection, product quality, customer service, price, store format, location, or a combination of these factors. Some of these competitors may have been in business longer, may have more experience, or may have greater financial or marketing resources than us. As competition intensifies, our results of operations may be negatively impacted through a loss of sales and decrease in market share.

Retention of Key Management Team Members

Our management team comprises executives with extensive experience in technology and content creation. The management team has led us to take leaps in deploying AI technology in live-steaming, e-commerce, gaming and other sectors. The loss of any of our key executive team members might affect our business and our result of operation.

Our Ability to Grow Market Presence and Penetrate New Markets

We are still in an early development stage. We intend to expand our presence on social media to increase the market presence. If we cannot grow our market presence and penetrate new markets in an effective and cost-efficient way, our results of operation will be negatively impacted.

Results of Operations

Three Months Ended March 31, 2025 vs. March 31, 2024

	For Three Months Ended March 31,			Percentage
	2025	2024	Change	Change
Selling expenses	$-	$(2,191,667)	$2,191,667	(100.0)%
General and administrative	(937,877)	(1,769,280)	831,403	(47.0)%
Research and development expense	-	(217,500)	217,500	(100.0)%
Loss from operations	(937,877)	(4,178,447)	3,240,570	(77.6)%
Other income, net	2,118	21,946	(19,828)	(90.3)%
Loss before income tax from continuing operations	(935,759)	(4,156,501)	3,220,742	(77.5)%
Provision for income taxes	(41,751)	(1,038)	(40,713)	3,922.3%
Loss from continuing operations	(977,510)	(4,157,539)	3,180,029	(76.5)%
Net loss attributable to noncontrolling interest	-	(178,911)	178,911	(100.0))%
Loss from continuing operations attributable to GD Culture Group Limited	(977,510)	(3,978,628)	3,001,118	(75.4)%
Net Loss	$(977,510)	$(4,157,539)	$3,180,029	(76.5)%

Operating Expenses

The Company’s operating expenses include selling and marketing (“S&M”) expenses, general and administrative (“G&A”) expenses, research and development (“R&D”) expenses. S&M expenses decreased to nil for the three months ended March 31, 2025, compared to $2,191,667 for the three months ended March 31, 2024. The decrease was mainly due to the Company decreased inputs on digital human and e-commerce live streaming marketing and advertising due to the uncertainty surrounding TikTok’s potential exit from the U.S. G&A expenses decreased by $831,403 from $1,769,280 for the three months ended March 31, 2024 to $937,877 for the three months ended March 31, 2025. The decrease was mainly due to the decrease in the professional service fee and the amortization of intangible assets. R&D expenses decreased to nil for the three months ended March 31, 2025, compared to $217,500 for the three months ended March 31, 2024. The decrease was mainly due to the Company decreased inputs on research and development about our artificial intelligence based digital human application.

Other Income, Net

The Company’s other income decreased by $19,828 during the three months ended March 31, 2025, compared to $21,946 for the three months ended March 31, 2024. The decrease was mainly due to the absence of interest income for the three months ended March 31, 2025, which had been earned from a loan to a third party in 2024.

Loss from Continuing Operations

As a result of the foregoing, loss from continuing operations for the three months ended March 31, 2025 was $935,759, a decrease of approximately 77.5%, as compared to loss from continuing operations of $4,156,501 for the three months ended March 31, 2024.

Net Loss

The Company’s net loss decreased by $3,180,029, or 76.5%, to $977,510 for the three months ended March 31, 2025, from $4,157,539 for the three months ended March 31, 2024. The decrease was mainly driven by lower operating expenses, as discussed above.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $51,236 in its operating bank accounts and working capital deficit of approximately $1.5 million. From September 2024 to January 2025, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), lent $399,485 to the Company through five loan agreements, for working capital purposes. Pursuant to the loan agreements, these loans are non-interest bearing and will be due on September 18, 2025, September 20, 2025, October 4, 2025, October 23, 2025, December 16, 2025 and January 31, 2026, respectively. On each of March 10, 2025 and March 18, 2025, the Company repaid $100,000, for an aggregated of $200,000 to the CEO, reducing the outstanding loan balance to $199,485 as of March 31, 2025. Subsequent to March 31, 2025, the Company repaid $199,485 in full to the CEO. Up to the date of the unaudited interim condensed consolidated financial statements were issued, there was no outstanding loan from the CEO.

On January 23, 2025, the Green Oasis Limited, a shareholder holding less than a 5% ownership shares in the Company, provided a $100,000 loan to the Company for working capital purposes. Pursuant to the loan agreement, this loan is non-interest bearing and was due on April 23, 2025. On April 25, 2025, Green Oasis Limited and the Company executed an amendment to the previous loan, extending the maturity date to July 23, 2025.

On March 4, 2025, the Company sold 1,115,600 shares of common stock at $0.896379 per share, generating gross proceeds of $1,000,000. The Company received net proceeds of $910,000 after deducting underwriter’s fees of $70,000 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence analysis expenses. The Company intends to use the proceeds from the offering for working capital purposes.

On May 2, 2025, the Company completed a securities offering in which it agreed to sell (i) 1,115,600 shares of its common stock at a purchase price of approximately $0.524 per share and (ii) 9,380,582 pre-funded warrants at a purchase price of approximately $0.523 per warrant. The aggregate gross proceeds from the offering will be $5,500,000. Up to the date of the unaudited condensed interim financial statements were issued, The Company received $4,478,000 in proceeds for subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through the reporting date included underwriter’s fees of $313,460 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. Net proceeds from the offering, after deducting these expenses, will be $5,095,000. The Company intends to use the proceeds from the offering for working capital purposes.

The Company evaluated its ability to continue as a going concern in accordance with ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess whether there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

As of March 31, 2025, the Company had cash of $51,236 and a working capital deficit of approximately $1.5 million. However, on May 2, 2025, the Company completed a public offering and partially received net proceeds of approximately $4.1 million. After considering the impact of this financing and the Company’s projected operating cash flows, management reassessed its liquidity position and concluded that the Company will have sufficient liquidity to meet its obligations as they become due for at least the next twelve months from the date the financial statements are issued. Accordingly, management determined that substantial doubt about the Company’s ability to continue as a going concern no longer exists as of the issuance date of these unaudited interim condensed consolidated financial statements.

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(831,308)	$(3,617,910)
Net cash used in investing activities	-	(1,900,000)
Net cash provided by financing activities	860,000	830,533
Effect of exchange rate change on cash and cash equivalents	6	(1,940)
Net change in cash and cash equivalents	$28,698	$(4,689,317)

Operating activities

Net cash used in operating activities was approximately $0.8 million for the three months ended March 31, 2025, as compared to approximately $3.6 million net cash used in operating activities for the three months ended March 31, 2024. Net loss for the three months ended March 31, 2025 was approximately $1.0 million, as compared to approximately $4.2 million for the three months ended March 31, 2024. Adjustments to reconcile net loss to net cash used in operating activities decreased by approximately $0.2 million, mainly due to the decreased amortization of intangible assets and deferred tax expenses, and changes in operating assets and liabilities decreased approximately $0.2 million.

Investing activities

Net cash used in investing activities was approximately nil for the three months ended March 31, 2025, as compared to $1.9 million for the three months ended March 31, 2024. The decrease in net cash used in investing activities was due to the absence of the loan to a third party for the three months ended March 31, 2025, as compared to the same period of 2024.

Financing activities

Net cash provided by financing activities was approximately $0.8 million for the three months ended March 31, 2024, remaining consistent with the $0.8 million net cash provided by financing activities for the three months ended March 31, 2023. The stable cash flow from financing activities primarily reflects continued proceeds from issuance of debt and new common stock, indicating that our financing structure remained relatively unchanged year over year.

Critical Accounting Policies and Estimates

The Company prepares its unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of these unaudited interim condensed consolidated financial statements requires the Company to make estimates, assumptions and judgments that can significantly impact the amounts the Company reports as assets, liabilities, revenue, costs and expenses and the related disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable under the circumstances. The Company’s actual results could differ significantly from these estimates under different assumptions and conditions. The Company identified the following critical accounting estimates.

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

Fair value of the long-lived assets was determined by the Company based on the income approach using the discounted cash flow associated with the underlying assets, which incorporated certain assumptions including projected revenue, growth rates and projected operating costs based on current economic condition, expectation of management and projected trends of current operating results. Considerable management judgement is used to estimate future cashflows, particularly revenues expected to be generated from the usage of the long-lived assets and estimates of the price market participants would pay to lease the operating lease right-use assets, which are based on comparable market rental information that could be reasonably obtained for the property. Accordingly, actual results may vary significantly from the Company estimates as they are forward-looking and include assumptions about economic and market conditions with uncertain future outcomes. For the three months ended March 31, 2025 and 2024, the Company did not recognized impairment losses in intangible assets.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This new guidance is designed to improve the disclosures about the types of expenses, including employee compensation, depreciation, and amortization, and costs incurred related to inventory and manufacturing activities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 on a prospective basis with optional retrospective application. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

Liquidity Risk

As of March 31, 2025, the Company had $51,236 cash in its operating bank accounts and working capital of approximately $1.5 million. In May 2025, Mr. Xiaojian Wang, the Chief Executive Officer of the Company(“CEO”), executed a Letter of Support in which he agreed to provide continuing financial support to the Company for a period of at least 12 months from the issuance date of the Company’s unaudited consolidated financial statements for the period ended March 31, 2025. From September 2024 to January 2025, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), lent $399,485 to the Company through five loan agreements, for working capital purposes. Pursuant to the loan agreements, these loans are non-interest bearing and will be due on September 18, 2025, September 20, 2025, October 4, 2025, October 23, 2025, December 16, 2025 and January 31, 2026, respectively. Subsequent to March 31, 2025, the Company repaid $399,485 in full to the CEO. Up to the date of the consolidated financial statements were issued, there was no outstanding loan from the CEO.

After considering the impact of this financing and the Company’s projected operating cash flows, management reassessed its liquidity position and concluded that the Company will have sufficient liquidity to meet its obligations as they become due for at least the next twelve months from the date the unaudited interim condensed consolidated financial statements are issued. The Company also intends to raise additional debt or equity capital to fund future operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, the Company has planned and implemented cost-cutting measures to reduce operating expenditures and loss. Management believes that the Company can adjust the pace of its business development and control operating expenses when necessary.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the information included in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 4, 2025, the Company issued 1,115,600 shares of common stock at $0.896379 per share pursuant to a securities purchase agreement with certain investor dated March 4, 2025. The Company received gross proceeds in the amount of $1,000,000, before deducting placement agent’s fees and accountable expenses and other estimated expenses, and plans to use the proceeds from the offering for working capital purposes. The securities were issued and sold by the Company to the investor in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2025.

GD CULTURE GROUP LIMITED

Date: May 15, 2025	By:	/s/ Xiaojian Wang
	Name:	Xiaojian Wang
	Title:	Chief Executive Officer, President and
Chairman of the Board

Date: May 15, 2025	By:	/s/ Zihao Zhao
	Name:	Zihao Zhao
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)