Form 10-Q
period 2025-06-30
GD Culture Group Ltd
filed 2025-08-12
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 16,795,433 shares of the Company’s common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to unaudited interim condensed consolidated financial statements

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,117,760	$22,538
Other receivables, net	9,195	9,195
Prepaid and other current assets	1,389,522	-
Total current assets	2,516,477	31,733

EQUIPMENT, NET	5,629	7,781

RIGHT-OF-USE ASSETS, NET	1,135,509	1,342,333

OTHER ASSETS
Intangible assets, net	6,666,696	1,102,400
Other assets	250,740	250,740
Total other assets	6,917,436	1,353,140
Total assets	$10,575,051	$2,734,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$260,629	$401,821
Other payables - related parties	204,339	502,266
Lease liabilities - current	314,646	427,984
Income tax payable	282,642	141,810
Total current liabilities	1,062,256	1,473,881

OTHER LIABILITIES
Lease liabilities – non-current	949,283	1,104,552
Deferred tax liabilities	-	153,911
Total other liabilities	949,283	1,258,463
Total liabilities	2,011,539	2,732,344

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 16,795,433 and 11,167,294 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,680	1,117
Additional paid-in capital	93,813,211	82,758,975
Subscription receivable	(17,390)	-
Accumulated deficit	(85,670,950)	(83,194,386)
Accumulated other comprehensive income	152,602	152,585
Total GD Culture Group Limited shareholders’ equity (deficits)	8,279,153	(281,709)
Noncontrolling interest	284,359	284,352
Total shareholders’ equity	8,563,512	2,643
Total liabilities and shareholders’ equity	$10,575,051	$2,734,987

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

OPERATING EXPENSES
Selling and Marketing expenses	$(300,000)	$(208,333)	$(300,000)	$(2,400,000)
General and administrative expenses	(1,022,730)	(1,703,091)	(1,960,607)	(3,472,371)
Research and development expenses	(233,333)	(217,500)	(233,333)	(435,000)
Other-than-temporary impairment losses	-	(1,500,000)	-	(1,500,000)
TOTAL OPERATING EXPENSES	(1,556,063)	(3,628,924)	(2,493,940)	(7,807,371)

LOSS FROM OPERATIONS	(1,556,063)	(3,628,924)	(2,493,940)	(7,807,371)

OTHER INCOME
Interest income	2,179	13,056	4,297	35,002
TOTAL OTHER INCOME	2,179	13,056	4,297	35,002

LOSS BEFORE INCOME TAX BENEFITS	(1,553,884)	(3,615,868)	(2,489,643)	(7,772,369)

INCOME TAX BENEFITS	54,830	22,956	13,079	21,918

NET LOSS	$(1,499,054)	$(3,592,912)	$(2,476,564)	$(7,750,451)
Net loss attributable to noncontrolling interest	-	(7,731)	-	(186,642)
Net loss attributable to shareholders of common stock	(1,499,054)	(3,585,181)	(2,476,564)	(7,563,809)

OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustment	18	(4,802)	24	(19,911)
- Fair value changes of convertible note receivables	-	(93,912)	-	(39,063)
OTHER COMPREHENSIVE GAIN (LOSS), net of tax	18	(98,714)	24	(58,974)
COMPREHENSIVE LOSS, net of tax	$(1,499,036)	$(3,691,626)	$(2,476,540)	$(7,809,425)
Comprehensive income (loss) attributable to noncontrolling interest	5	(9,012)	7	(281,923)
Comprehensive loss attributable to shareholders of common stock	(1,499,041)	(3,682,614)	(2,476,547)	(7,527,502)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS
Basic and diluted	15,337,536	9,291,904	13,436,514	8,363,487

Loss per share available to common shareholders
Basic and diluted	$(0.10)	$(0.39)	$(0.18)	$(0.93)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and six months ended June 30, 2025

	Attributable to GD Culture Group Limited Shareholders
									Total
								Accumulated	GD Culture Group
					Additional			Other	Limited	Non	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Deficits	Interest	Equity (Deficit)

Balance, January 1, 2025	-	$-	11,167,294	$1,117	$82,758,975	$-	$(83,194,386)	$152,585	$(281,709)	$284,352	$2,643
Net loss	-	-	-	-	-	-	(977,510)	-	(977,510)	-	(977,510)
Issuance of common stock for cash	-	-	1,115,600	111	909,889	-	-	-	910,000	-	910,000
Foreign currency translation	-	-	-	-	-	-	-	4	4	2	6
Balance, March 31, 2025 (unaudited)	-	$-	12,282,894	$1,228	$83,668,864	$-	$(84,171,896)	$152,589	$(349,215)	$284,354	$(64,861)
Net loss	-	-	-	-	-	-	(1,499,054)	-	(1,499,054)	-	(1,499,054)
Issuance of common stock for cash	-	-	1,115,600	112	540,938	-	-	-	541,050	-	541,050
Issuance of prefunded warrants for cash	-	-	-	-	3,615,226	(17,390)	-	-	3,597,836	-	3,597,836
Exercise of November 2023 Registered Warrants	-	-	952,644	95	(95)	-	-	-	-	-	-
Issuance of common stock for acquisition of certain software	-	-	2,444,295	245	5,988,278	-	-	-	5,988,523	-	5,988,523
Foreign currency translation	-	-	-	-	-	-	-	13	13	5	18
Balance, June 30, 2025 (unaudited)	-	$-	16,795,433	$1,680	$93,813,211	$(17,390)	$(85,670,950)	$152,602	$8,279,153	$284,359	$8,563,512

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and six months ended June 30, 2024

	Attributable to GD Culture Group Limited Shareholders
					Additional		Accumulated Other	Total GD Culture Group Limited	Non	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2024	-	$-	5,453,416	$545	$77,530,221	$(69,358,225)	$175,306	$8,347,847	$3,813,636	$12,161,483
Net loss	-	-	-	-	-	(3,978,628)	-	(3,978,628)	(178,911)	(4,157,539)
Issuance of common stock for Cash	-	-	810,277	81	829,798	-	-	829,879	-	829,879
Issuance of common stock for acquisition of 13.33% noncontrolling interest of Shanghai Xianzhui	-	-	400,000	40	3,150,753	-	-	3,150,793	(3,150,793)	-
Exercise of pre-funded warrants	-	-	567,691	57	597	-	-	654	-	654
Exercise of November 2023 Registered Warrants	-	-	709,877	71	(71)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	78,891	78,891	(94,000)	(15,109)
Fair value changes of convertible notes receivable	-	-	-	-	-	-	54,849	54,849	-	54,849
Balance, March 31, 2024 (unaudited)	-	$-	7,941,261	$794	$81,511,298	$(73,336,853)	$309,046	$8,484,285	$389,932	$8,874,217
Net loss	-	-	-	-	-	(3,585,181)	-	(3,585,181)	(7,731)	(3,592,912)
Issuance of common stock for acquisition of copyright	-	-	1,560,000	156	1,247,844	-	-	1,248,000	-	1,248,000
Foreign currency translation	-	-	-	-	-	-	(3,521)	(3,521)	(1,281)	(4,802)
Fair value changes of convertible notes receivable	-	-	-	-	-	-	(93,912)	(93,912)	-	(93,912)
Balance, June 30, 2024 (unaudited)	-	$-	$9,501,261	$950	$82,759,142	$(76,922,034)	$211,613	$6,049,671	$380,920	$6,430,591

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,476,564)	$(7,750,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	2,152	2,365
Amortization of intangible assets	424,227	385,468
Amortization of right-of-use assets	206,824	204,373
Other-than-temporary impairment losses from convertible note	-	1,500,000
Deferred income tax	(153,911)	(21,918)

Changes in operating assets and liabilities
Other receivables	-	(30,395)
Prepaid and other current assets	(1,389,522)	762,650
Other payables and accrued liabilities	(245,963)	90,972
Lease liabilities	(268,607)	(233,683)
Taxes payable	140,832	-
Other payables - related parties	51,558	40,000

Net cash used in operating activities	(3,708,974)	(5,050,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to a third party	-	(1,900,000)
Collection from loan to a third party	-	1,250,000

Net cash used in investing activities	-	(650,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,451,050	829,879
Proceeds from issuance of prefunded warrants	3,602,607	-
Proceeds from exercise of prefunded warrants	-	654
Proceeds from related party loan	50,000	-
Proceeds from shareholder loan	100,000	-
Repayments to a related party	(399,485)	-

Net cash provided by financing activities	4,804,172	830,533

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	24	(3,595)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,095,222	(4,873,681)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,538	5,175,518

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,117,760	$301,837

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for acquisition right, title, and interest in and to the certain software	$5,988,523	$1,248,000
Initial recognition of right-of-use assets and lease liability	$-	$100,002
Issuance of common stock for 13.3333% interest in SH Xianzhui	$-	$3,150,793
Exercise of November 2023 Registered Warrants	$95	$71

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Organization

GD Culture Group Limited (“GDC” or the “Company”), formerly known as Code Chain New Continent Limited, is a Nevada corporation and a holding company. The Company currently conducts its operations on virtual content production (the “Virtual Content Production”) through the Company and two subsidiaries, AI Catalysis corp. (“AI Catalysis”) and Shanghai Xianzhui Technology Co., Ltd. (“SH Xianzhui”). The Company focuses its business mainly on: 1) AI-driven digital human creation and customization, and 2) Live streaming and e-commerce. The Company has relentlessly been focusing on serving its customers and creating value for them through the continual innovation and optimization of its products and services. Currently, the Company’s subsidiaries, Citi Profit Investment Holding Limited (“Citi Profit BVI”), Highlights Culture Holding Co., Limited (“Highlight HK”), Shanghai Highlight Entertainment Co., Ltd. (“Highlight WFOE”) are holding companies with no material operations.

SH Xianzhui was incorporated by Highlight WFOE and two other shareholders on August 10, 2023. SH Xianzhui is principally engaged in the provision of social media marketing agency service. Highlight WFOE initially owned 60% of the total equity interest of SH Xianzhui. On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe Property Management Co., Ltd. (“Beijing Hehe”), which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in JV”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% of the equity interest in SH Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. On January 11, 2024, the Company issued the 400,000 shares of its common stock, at the price of $2.5 per share, to Beijing Hehe and the transaction was completed. Up to the date of these unaudited interim condensed consolidated financial statements were issued, the Company owns 73.3333% of the total equity interest of SH Xianzhui.

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

As of the date of this report, the Company’s primary operations are focused on the live streaming market with focus on e-commerce in the United States. The Company is also working on the development of a mobile and web platform for interactive fiction—story experiences where readers make choices that branch the plot and lead to multiple endings.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $1,117,760 in its operating bank accounts and working capital of approximately $1.5 million. From September 2024 to January 2025, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), lent $399,485 to the Company through six loan agreements, for working capital purposes. Pursuant to the loan agreements, these loans are non-interest bearing and will be due from September 2025 to January 2026, respectively. From March 2025 to May 2025, the Company repaid $399,485 in full to the CEO. Up to the date of the unaudited interim condensed consolidated financial statements were issued, there was no outstanding loan from the CEO.

On January 23, 2025, Green Oasis Limited, a shareholder holding less than 5% ownership shares in the Company, provided a $100,000 loan to the Company, for working capital purposes, with maturity as of April 23, 2025. On April 25, 2025, Green Oasis Limited and the Company extended the maturity date to July 23, 2025, which was further extended to July 23, 2026 through an amendment agreement signed on July 30, 2025.

On March 4, 2025, the Company sold 1,115,600 shares of common stock at $0.896379 per share, generating gross proceeds of $1,000,000. The Company received net proceeds of $910,000 after deducting underwriter’s fees of $70,000 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence analysis expenses. The Company intended to use the proceeds from the offering for working capital purposes.

On May 2, 2025, the Company completed a securities offering in which it agreed to sell (i) 1,115,600 shares of its common stock at a purchase price of approximately $0.524 per share and (ii) 9,380,582 pre-funded warrants at a purchase price of approximately $0.523 per warrant. As of June 30, 2025, the Company received gross proceeds of $4,478,000 from the subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants, with $17,390 still outstanding and receivable from the investor. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through June 30, 2025 included underwriter’s fees of $314,343 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. After deducting these expenses, net proceeds from the offering (excluding the receivable of $17,390 from the investor) amounted to $4,143,657 as of June 30, 2025. The Company intended to use the proceeds from the offering for working capital purposes.

The Company expects to continue incurring significant operating cash outflows to support its operations. Additional financing may be required to sustain the business. Management will make its best efforts to secure the necessary funding to support the Company’s operations. In the event of insufficient funds, the CEO has committed to providing financial support to the Company.

The Company evaluated its ability to continue as a going concern in accordance with ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess whether there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The management assessed its liquidity position and concluded that the Company will have sufficient liquidity to meet its obligations as they become due for at least the next twelve months from the date the unaudited interim condensed consolidated financial statements are issued.

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

Translation adjustments included in accumulated other comprehensive income amounted to $213,595 and $213,571 as of June 30, 2025 and December 31, 2024, respectively. The consolidated balance sheets amount, with the exception of shareholders’ equity at June 30, 2025 and December 31, 2024 were translated at 7.1636 RMB and 7.2993 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to unaudited interim condensed consolidated statements of operations accounts for the six months ended June 30, 2025 and 2024 were 7.2526 RMB and 7.2410 RMB to $1.00, respectively. The unaudited interim condensed consolidated statements of cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the unaudited interim condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Cash and Cash Equivalents

As of June 30, 2025 and December 31, 2024, the Company did not have any cash equivalents. All cash were unrestricted as to withdrawal and use and were demand deposits placed with commercial banks.

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

Impairment for Long-lived Assets

The Company’s determination of whether or not an indication of impairment exists at the cash generating unit level requires significant management judgment pertaining to intangible assets, including a software copyright of AI Box, which is used for online living-stream and a software copyright of Chat Box, which is used for online interactive entertainment scenarios, as well as the operating Right-of-use (“ROU”) assets, including the offices of the Company. Management considers both external and internal sources of information in assessing whether there are any indications that the Company’s intangible assets and ROU assets are impaired. Based on the evaluation, the Company did not recognize impairment losses in long-lived assets for the six months ended June 30, 2025 and 2024.

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

As of June 30, 2025 and December 31, 2024, the carrying values of cash, other receivables and other payables approximate their fair values due to the short-term nature of the instruments.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. For the three months ended June 30, 2025, the Company recorded $7,428 penalty and interest for failed filing the tax return timely, consisting of $3,341 interest and $4,087 penalty. For the six months ended June 30, 2025, the Company recorded $64,731 penalty and interest for failed filing the tax return timely, consisting of $19,323 interest and $45,408 penalty. For the three and six months ended June 30, 2024, the Company did not record any penalty and interest for failed filing the tax return timely.

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

In May 2023, November 2023 and May 2025, the Company issued and sold pre-funded warrants that are exercisable for shares of common stock at a nominal exercise price. In accordance with ASC 260, these prefunded warrants are considered to be common stock equivalents and are included in the calculation of basic and diluted earnings per share when the inclusion is dilutive. As the exercise price of the prefunded warrants is nominal and substantially all conditions necessary to exercise the warrants have been met, the prefunded warrants are included in the weighted average shares outstanding for both basic and diluted loss per share. As of June 30, 2025, 7,468,536 pre-funded warrants as described were outstanding.

For the six months ended June 30, 2025 and 2024, 1,260,665 and 7,309,181 of outstanding warrants (excluding the Pre-funded Warrants and Exchange Warrants) which are equivalent to convertible of 1,059,277 and 3,080,017 common stocks, respectively, were excluded from the diluted loss per share calculation due to their antidilutive effect.

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

Note 3 – Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(unaudited)
Prepaid offering costs	$70,000	$-
Prepayments of operating leases	152,855	-
Prepaid research and development fee	1,166,667	-
Total prepaid and other current assets	$1,389,522	$-

*	On May 28, 2025, the Company made an advance payment to a contractor for service activities related to the Chat Box platform. The contracted work primarily involves system configuration, integration, testing support, and other operational assistance to facilitate the Company’s ongoing research and development process, rather than the creation of new technology or software functionality. The services are expected to be completed by November 30, 2025.

Note 4 – Equipment, net

Equipment, net consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(unaudited)
Office equipment and furniture	$14,190	$14,190
Less: accumulated depreciation	(8,561)	(6,409)
Total	$5,629	$7,781

Depreciation expense for the three months ended June 30, 2025 and 2024 amounted to $1,075 and $1,182, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 amounted to $2,152 and $ 2,365, respectively.

Note 5 – Intangible Assets, net

Intangible assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(unaudited)
Software copyrights	$4,890,092	$4,890,092
Add: purchase of software*	5,988,523	-
Subtotal	10,878,615	4,890,092
Less: accumulated amortization	(1,460,745)	(1,036,518)
Accumulated impairment	(2,751,174)	(2,751,174)
Total	$6,666,696	$1,102,400

*	On April 28, 2025, the Company purchased a software- Chat Box, by issuance of 2,444,295 shares of the Company’s common stock. Chat Box is an immersive chatbot platform centered on Al technology, specifically designed for otaku enthusiasts and interactive entertainment scenarios. Building on the Chat Box platform, the Company is undertaking secondary development to create a product that will serve as both mobile and web platform for interactive fiction experiences, where readers can make choices that branch the storyline and lead to multiple endings.

Amortization expenses for the three months ended June 30, 2025 and 2024 were $361,827 and $203,134, respectively. Amortization expenses for the six months ended June 30, 2025 and 2024 were $424,227 and $385,468, respectively.

As of June 30, 2025, the net book value of software copyrights was $6,666,696, after deducting accumulated amortization of $1,460,745. No impairment losses were recorded for the three and six months ended June 30, 2025 and 2024.

Future amortization of intangible assets are as follows:

Amortization
Remaining of FY2025	723,654
FY2026	1,447,308
FY2027	1,447,308
FY2028	1,447,308
FY2029	1,301,708
FY2030	299,410
Total future amortization of intangible assets	$6,666,696

Note 6 – Other Payables and Accrued Liabilities

Other payables and accrued liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(unaudited)
Professional service fee	$130,641	$375,085
Payroll	25,039	26,558
Loan payable - shareholder	100,000	-
Advance from investor*	4,771	-
Others	178	178
Total	$260,629	$401,821

*	Includes advance from one of the warrant shareholder for the exercise of prefunded warrants.

Note 7 – Related Party Balances and Transactions

Other payables – related parties:

Name of related party	Relationship	Nature	June 30, 2025	December 31, 2024
			(unaudited)
Xiaojian Wang	Chief Executive Officer	Accrued compensations	$75,000	$50,000
Xiaojian Wang	Chief Executive Officer	Interest-free loans to the Company*	-	349,485
Xiaojian Wang	Chief Executive Officer	Operating related fees paid on behalf of the Company	49,485	50,000
Zihao Zhao	Chief Finance Officer	Accrued compensations	77,869	50,833
Zihao Zhao	Chief Finance Officer	Reimbursement	1,985	1,948
Total			$204,339	$502,266

*	The terms of these loans are disclosed in Note 1- Liquidity and Capital Resources.

As of June 30, 2025 and December 31, 2024, the balance of other payables - related parties were $204,339 and $502,266, respectively, mainly consisted of accrued compensation of the Company’s officers, interest- free loans received from the Company’s officers and operating related fees paid by the Company’s officer on behalf of the Company. As of June 30, 2025, the interest-free loans received from the Company’s officers were fully repaid.

For the three months ended June 30, 2025 and 2024, the Company recorded compensation expenses to its officers amounted to $32,036 and $20,000, respectively, for their services provided to the Company.

For the six months ended June 30, 2025 and 2024, the Company recorded compensation expenses to its officers amounted to $52,036 and $40,000, respectively, for their services provided to the Company.

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

	June 30, 2025	December 31, 2024
	(unaudited)
Weighted average remaining lease term:
Operating lease	3.31 years	3.63 years

Weighted average discount rate:
Operating lease	7.54%	7.53%

The balances for the operating leases where the Company is the lessee are presented as follows within the consolidated balance sheets:

	June 30, 2025	December 31, 2024
	(unaudited)
Operating lease right-of-use assets, net
Operating lease	$1,135,509	$1,342,333

Lease liabilities
Current portion of operating lease liabilities	314,646	427,984
Non-current portion of operating lease liabilities	949,283	1,104,552
	$1,263,929	$1,532,536

Future lease payments under operating leases as of June 30, 2025 were as follows:

Operating Leases
Remaining of FY2025	202,929
FY2026	393,261
FY2027	401,127
FY2028	409,149
FY2029	34,605
Total lease payments	$1,441,071
Less: imputed interest	177,142
Present value of lease liabilities (1)	$1,263,929

(1)	As of June 30, 2025, present value of future operating lease payments consisted of current portion of operating lease liabilities and non-current portion of operating lease liabilities, amounting to $314,646 and $949,283, respectively.

Lease expense for all the Company’s operating leases for the three months ended June 30, 2025 and 2024 were $118,524 and $146,674, respectively. Lease payments for all the Company’s operating leases for the three months ended June 30, 2025 and 2024 were $155,461 and $112,418, respectively.

Lease expense for all the Company’s operating leases for the six months ended June 30, 2025 and 2024 were $242,016 and $248,155, respectively. Lease payments for all the Company’s operating leases for the six months ended June 30, 2025 and 2024 were $320,117 and $233,095, respectively.

For the three and six months ended June 30, 2025, the Company incurred $84,218 short-term lease expenses. For the three and six months ended June 30, 2025, the short-term lease payments were $163,740. The Company did not incur any short-term lease expenses for the three and six months ended June 30, 2024.

Note 9 – Taxes

Income Tax

United States

GDC and AIC are corporations organized in the state of Nevada and operate primarily in the state of New York. As a result, they are subject to U.S. federal corporate income tax as well as state and local income taxes in New York.

For the six months ended June 30, 2025 and 2024, the applicable statutory tax rates were as follows:

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

Hong Kong

Highlight HK is incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Highlight HK is subject to Hong Kong profit tax at a rate of 8.25% for assessable profits on the first HK$2 million and 16.5% for any assessable profits in excess of HK$2 million for the three and six months ended June 30, 2025 and 2024. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception.

PRC

Highlight WFOE and SH Xianzhui are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), qualified small and micro enterprises with annual taxable income not exceeding RMB 3 million are eligible for a preferential corporate income tax rate of 5% until December 31, 2027. This preferential rate is applied in accordance with relevant Chinese tax laws and regulations, and may be adjusted by the authorities from time to time.

The current and deferred components of income tax expenses from continuing operations appearing in the unaudited interim condensed consolidated statements of operations are as follows:

	For the six months ended June 30,
	2025	2024
Current tax expenses	(unaudited)	(unaudited)
Federal	$(20,000)	$-
State	(120,832)	-
Total current tax expenses	$(140,832)	$-
Deferred tax benefits
Federal	$153,911	$21,918
State	-	-
Total deferred tax benefits	$153,911	$21,918
Total benefits for income taxes	$13,079	$21,918

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2022 to 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
(unaudited)	(unaudited)
Statutory tax rate
Federal	21.00%	21.00%
State (net of federal benefit)	13.47%	-
Foreign tax	(0.00)%	(1.44)%
Amortization of intangible assets	(10.57)%	-
Change in valuation allowance	(27.92)%	(19.56)%
Others	3.49%	(0.28)%
Effective tax rate	(0.53)%	(0.28)%

As of June 30, 2025 and December 31, 2024, income tax payable to US tax authorities was $282,642 and $141,810, respectively. As of June 30, 2025 and December 31, 2024, no income tax was payable to Chinese tax authorities.

The principal components of the Company’s deferred income tax assets and liabilities as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024
	(unaudited)
Deferred tax assets
Net operating losses carried forward	$6,803,230	$6,105,138
Provision of credit loss on note receivable and loan receivable	1,092,011	1,092,011
Impairment loss of intangible assets	845,008	845,008
Amortization of intangible assets	263,140	-
Lease liability	438,114	605,169
Total deferred tax assets	$9,441,503	$8,647,326
Less: Valuation allowance	(9,047,896)	(8,020,571)
Deferred tax assets, net of valuation allowance	$393,607	$626,755
Deferred tax liabilities
Right - Of - Use assets	$(393,607)	$(465,347)
Amortization of intangible assets	-	(315,319)
Total deferred tax liabilities	$(393,607)	$(780,666)
Total deferred tax liabilities, net	$-	$(153,911)

As of June 30, 2025, the Group had tax losses carry forwards of approximately $5.3 million from the entity in the PRC. The tax loss in the PRC can be carried forward for five years to offset future taxable profit and which will expire between 2028 and 2029 if not utilized. As of June 30, 2025, the Group had tax losses carry forwards of approximately $18.9 million from the entities in the U.S. The tax loss in the U.S. can be carried forward indefinitely.

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

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2025 and December 31, 2024, the Company had approximately $0.9 million and nil cash excess of the FDIC insured limit. As of June 30, 2025 and December 31, 2024, $3,267 and $3,267 were deposited with a financial institution located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Note 11 – Equity

Statutory Reserves and Restricted Net Assets

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to make appropriations to certain statutory reserves, namely a general reserve fund, an enterprise expansion fund, a staff welfare fund and a bonus fund, all of which are appropriated from net profit as reported in its PRC statutory accounts. A foreign invested enterprise is required to allocate at least 10% of its annual after-tax profits to a general reserve fund until such fund has reached 50% of its respective registered capital. Appropriations to the enterprise expansion fund and staff welfare and bonus funds are at the discretion of the board of directors for the foreign invested enterprises. For other subsidiaries incorporated in the PRC, the general reserve fund was appropriated based on 10% of net profits as reported in each subsidiary’s PRC statutory accounts. General reserve and statutory surplus funds are restricted to set-off against losses, expansion of production and operation and increasing registered capital of the respective company. Staff welfare and bonus fund and statutory public welfare funds are restricted to capital expenditures for the collective welfare of employees. The reserves are not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor are they allowed for distribution except under liquidation. As of June 30, 2025 and December 31, 2024, there are no balance of the PRC statutory reserve funds.

In addition, under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer their net assets to the Company in the form of dividend payments, loans or advances. Amounts of restricted net assets include paid up capital and statutory reserve funds of the Company’s PRC subsidiaries. As of June 30, 2025 and December 31, 2024, the Company did not have any restricted net assets.

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

From March 2024 to October 2024, 1,361,460 shares of the Company’s common stock were issued due to the exercise of 1,695,885 registered warrants issued in November 2023 (the “November 2023 Registered Warrants”).

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

On May 2, 2025, the Company entered into a securities purchase agreement (the “May 2025 Securities Purchase Agreement”) with certain investors for the sale of 1,115,600 shares of common stock at approximately $0.524 per share and 9,380,582 pre-funded warrants (the “May 2025 Pre-Funded Warrants”) at approximately $0.523 per warrant (the “May 2025 Offering”). As of June 30, 2025, the Company received gross proceeds of $4,478,000 for subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants, with $17,390 still outstanding and receivable from the investor. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through June 30, 2025 included underwriter’s fees of $314,343 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. After deducting these expenses, net proceeds from the offering (excluding the receivable of $17,390 from the investor) amounted to $4,143,657 as of June 30, 2025. The Company intends to use the proceeds from the offering for working capital purposes.

On April 28, 2025, the Company entered into a software purchase agreement (the “Agreement”) with Gongzheng Xu and Qing Wang, who are unaffiliated with the Company (the “GXQW”). Pursuant to the Agreement, the Company agreed to purchase and the GXQW agreed to sell all of GXQW’s right, title, and interest in and to the certain software (the “Chat Box”). The purchase price of the software shall be payable in the form of issuance of 2,444,295 shares of the Company’s common stock (the “Shares”). On April 28, 2025, the Company issued 2,444,295 shares of its common stock to GXQW and the transaction was completed. The Company plans to use the software to develop its AI business.

As of June 30, 2025 and December 31, 2024, the total outstanding shares of the Company’s common stock were 16,795,433 and 11,167,294, respectively.

Warrants

Placement Agent Warrants

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

As of June 30, 2025 and December 31, 2024, 695,535 unregistered warrants issued to Univest were outstanding.

Prefunded Warrants

In connection with the May 2025 Offering, the Company issued 7,468,536 shares of pre-funded warrants (the “May 2025 Prefunded Warrants”), which is exercisable immediately.

From February 2024 to October 2024, holders of 1,489,763 pre-funded warrants, issued in November 2023, exercised their options to purchase 1,489,385 shares of the Company’s common stock.

As of June 30, 2025 and December 31, 2024, 7,468,536 and nil prefunded warrants were outstanding, respectively.

Registered Warrants

On March 26, 2024, October 16, 2024 and October 17, 2024, holders of 1,695,885 registered warrants issued in November 2023 (the “November 2023 Registered Warrants”) exercised their options to purchase 1,361,460 shares of the Company’s common stock. On April 30, 2025, holders of 1,051,341 registered November 2023 Registered Warrants exercised their options to purchase 952,644 shares of the Company’s common stock, on a cashless basis.

As of June 30, 2025 and December 31, 2024, 565,130 and 1,616,471 shares of November 2023 Registered Warrants were outstanding, respectively.

February 2021 Registered and Unregistered Warrants

In August 2024, holders of 54,646 registered warrants and 84,244 unregistered warrants issued in 2021 exercised their options to purchase 92,756 shares of the Company’s common stock, on a cashless basis. As of June 30, 2025 and December 31, 2024, no warrants issued in 2021 was outstanding.

The summary of warrant activities for the six months ended June 30, 2025 were as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2024	2,312,006	2,110,618	$29.94	3.46
Granted	7,468,536	7,468,536	0.001	-
Exercised	1,051,341	1,051,341	-	-
June 30, 2025 (unaudited)	8,729,201	8,527,813	$45.79	2.74

The summary of warrant activities for the six months ended June 30, 2024 were as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2023	9,623,806	5,394,642	$19.45	4.54
Granted	40,514	40,514	1.37	4.74
Exercised	1,433,067	1,433,067	0.0001	-
June 30, 2024 (unaudited)	8,231,253	4,002,089	$23.11	3.98

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

Note 13 – Segment Reporting

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improved the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses enabling investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 requires entities with a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Segment Reporting (Topic 280). ASU 2023-07 is effective for annual periods on January 1, 2024, and interim periods beginning on January 1, 2025. The Group adopted this standard for its 2024 annual financial statements and applied this standard retrospectively for all prior periods presented in the financial statements. ASU 2023-07 has no material impact on the Group’s consolidated financial statements.

The Company operates and manages its business as a single segment and has one operating and reportable segment, the Virtual Content Production. The Company’s Chief Executive Officer is the chief operating decision-maker (“CODM”). When making decisions about allocating resources and assessing the performance of the Company as a whole, the CODM review operating metrics and consolidated financial statements.

The Company concluded that consolidated net loss reported in the consolidated statements of operations and comprehensive loss is the measure of segment profitability, and consolidated total assets reported in the consolidated balance sheets is the measure of segment assets. The CODM refer to consolidated operating results and financial condition when addressing strategic and operational matters and allocating resources. Significant expense categories regularly provided to and reviewed by the CODM are those presented in the consolidated statements of operations and comprehensive loss. As substantially all of the Company’s long-lived assets are located in the Unite States, and substantially all of the Company’s expenses are derived from within the United States, no geographical segments are presented.

Note 14 – Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 12, 2025, which is the date that the unaudited interim condensed consolidated financial statements were available to be issued. Based on this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the unaudited interim condensed consolidated financial statements.

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

Overview

GD Culture Group Limited, formerly known as Code Chain New Continent Limited, is a Nevada corporation and a holding company. The Company currently conducts its operations on virtual content production (the “Virtual Content Production”) through the Company and two subsidiaries, AI Catalysis and Shanghai Xianzhui. The Company focuses its business mainly on 1) AI-driven digital human creation and customization; and 2) Live streaming and e-commerce. The company has relentlessly been focusing on serving its customers and creating value for them through the continual innovation and optimization of its products and services. The Company’s current subsidiaries, Citi Profit, Highlight HK, Highlight WFOE are holding companies with no material operations.

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

The Company is also working on the development of a mobile and web platform for interactive fiction—story experiences where readers make choices that branch the plot and lead to multiple endings

Recent Development

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

On May 11, 2025, the Company entered into a Common Stock Purchase Agreement with an investor, pursuant to which the Company shall have the right to require the investor to purchase, from time to time, up to a cumulative total of $300,000,000 worth of the Company’s common stock. The Company plans to use the proceeds from the offering, if any, to invest in Bitcoin and OFFICIAL TRUMP and for general corporate purposes. The common stock will be issued and sold by the Company to the investor pursuant to a registration statement effective under the Securities Act of 1933, as amended (the “Securities Act”) or, if there is no effective registration statement registering, or no current prospectus available for the issuance of the common stock issuable pursuant to the Agreement, in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Nasdaq Compliance

On May 13, 2024, the Company received a written notice from the Listing Qualifications Department of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s common stock was below $1.00 for the last 30 consecutive trading days, the Company no longer complies with the minimum bid price requirement (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5450(a)(1). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has an initial compliance period of 180 calendar days, or until November 11, 2024, to regain compliance with the Minimum Bid Price Requirement. Between June 11, 2025 to June 25, 2025, the Company has maintained a market value of $35 million or greater for ten (10) consecutive business days. On June 26, 2025, the Staff confirmed that the Company meets the $35 million market value standard as required by the Nasdaq Capital Market set forth in Listing Rule 5550(b)(2). Accordingly, this matter is now closed.

On June 18, 2024, the Company received a letter from Nasdaq stating that because the Company’s common stock had a closing bid price at or above $1.00 per share for 10 consecutive business days, the Company had regained compliance with the Minimum Bid Price Requirement on June 18, 2024, and that the matter is now closed.

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

On April 28, 2025, the Company entered into a software purchase agreement (the “Agreement”) with Gongzheng Xu and Qing Wang (the “GXQW”), who are unaffiliated with the Company. Pursuant to the Agreement, the Company agreed to purchase and the GXQW agreed to sell all of GXQW’s right, title, and interest in and to the certain software (the “Chat Box”). The purchase price of the software shall be payable in the form of an issuance of 2,444,295 shares of the Company’s common stock. On April 28, 2025, the Company issued 2,444,295 shares of its common stock to GXQW and the transaction was completed. The Company plans to use the software to develop its AI business.

Key Factors that Affect Operating Results

Competition

E-commerce and live streaming are a competitive industry. Our competition varies and includes content creators on TikTok and other social media platforms. Each of these competitors competes with us based on quality of content, activeness and responsiveness on the social placement, product selection, product quality, customer service, price, store format, location, or a combination of these factors. Some of these competitors may have been in business longer, may have more experience, or may have greater financial or marketing resources than us. As competition intensifies, our results of operations may be negatively impacted through a loss of sales and decrease in market share.

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

Results of Operations

Three Months Ended June 30, 2025 vs. June 30, 2024

	For Three Months Ended June 30,			Percentage
	2025	2024	Change	Change
Selling and marketing expenses	$(300,000)	$(208,333)	$(91,667)	44.0%
General and administrative	(1,022,730)	(1,703,091)	680,361	(39.9)%
Research and development expense	(233,333)	(217,500)	(15,833)	7.3%
Other-than-temporary impairment losses	-	(1,500,000)	1,500,000	(100.0)%
Loss from operations	(1,556,063)	(3,628,924)	2,072,861	(57.1)%
Other income
Interest income	2,179	13,056	(10,877)	(83.3)%
Other income, net	2,179	13,056	(10,877)	(83.3)%
Loss before income tax	(1,553,884)	(3,615,868)	2,061,984	(57.0)%
Benefit from income taxes	54,830	22,956	31,874	138.8%
Net loss	(1,499,054)	(3,592,912)	2,093,858	(58.3)%
Net loss attributable to noncontrolling interest	-	(7,731)	7,731	(100.0)%
Net loss attributable to GD Culture Group Limited	(1,499,054)	(3,585,181)	2,086,127	(58.2)%

Operating Expenses

The Company’s operating expenses include selling and marketing (“S&M”) expenses, general and administrative (“G&A”) expenses, research and development (“R&D”) expenses. S&M expenses increased to $300,000 for the three months ended June 30, 2025, as compared to $208,333 for the three months ended June 30, 2024. The increase was mainly due to rise in brand marketing expenses, partially offset by the Company’s decreased inputs on digital human and e-commerce live streaming marketing and advertising, driven by the uncertainty surrounding TikTok’s potential exit from the U.S. G&A expenses decreased by $680,361 from $1,703,091 for the three months ended June 30, 2024 to $1,022,730 for the three months ended June 30, 2025, primarily due to a reduction in professional fees. R&D expenses increased by $15,833, from $217,500 for the three months ended June 30, 2024 to $233,333 for the three months ended June 30, 2025. The increase was mainly attributable to research and development support activities for the newly purchased software, Chat Box. This increase was partially offset by decreased inputs in research and development related to the Company’s artificial intelligence-based digital human application.

Other Income, Net

The Company’s other income decreased by $10,877 during the three months ended June 30, 2025, compared to $13,056 for the three months ended June 30, 2024. The decrease was mainly due to the absence of interest income for the three months ended June 30, 2025, which had been earned from a loan to a third party in 2024.

Net Loss

The Company’s net loss decreased by $2,093,858, or 58.3%, to $1,499,054 for the three months ended June 30, 2025, from $3,592,912 for the three months ended June 30, 2024. The decrease was mainly driven by lower operating expenses, as discussed above.

Six Months Ended June 30, 2025 vs. June 30, 2024

	For Six Months Ended June 30,			Percentage
	2025	2024	Change	Change
Selling and marketing expenses	$(300,000)	$(2,400,000)	$2,100,000	(87.5)%
General and administrative	(1,960,607)	(3,472,371)	1,511,764	(43.5)%
Research and development expense	(233,333)	(435,000)	201,667	(46.4)%
Other-than-temporary impairment losses	-	(1,500,000)	1,500,000	100.0%
Loss from operations	(2,493,940)	(7,807,371)	5,313,431	(68.1)%
Other income (expenses)
Interest income	4,297	35,002	(30,705)	(87.7)%
Other income, net	4,297	35,002	(30,705)	(87.7)%
Loss before income tax	(2,489,643)	(7,772,369)	5,282,726	(68.0)%
Benefit from income taxes	13,079	21,918	(8,839)	(40.3)%
Net loss	(2,476,564)	(7,750,451)	5,273,887	(68.0)%
Net loss attributable to noncontrolling interest	-	(186,642)	186,642	(100.0)%
Net loss attributable to GD Culture Group Limited	(2,476,564)	(7,563,809)	5,087,245	(67.3)%

Operating Expenses

The Company’s operating expenses include selling and marketing (“S&M”) expenses, general and administrative (“G&A”) expenses, research and development (“R&D”) expenses. S&M expenses decreased to $300,000 for the six months ended June 30, 2025, compared to $2,400,000 for the six months ended June 30, 2024. The decrease was mainly due to the Company decreased inputs on digital human and e-commerce live streaming marketing and advertising due to the uncertainty surrounding TikTok’s potential exit from the U.S. G&A expenses decreased by $1,511,764 from $3,472,371 for the six months ended June 30, 2024 to $1,960,607 for the six months ended June 30, 2025. The decrease was mainly due to the decrease in the professional service fee, partially offset by the increase in amortization of intangible assets and listing fee. R&D expenses decreased to $233,333 for the six months ended June 30, 2025, compared to $435,000 for the six months ended June 30, 2024. The decrease was mainly due to the Company decreased inputs on research and development about our artificial intelligence based digital human application. This decrease was partially offset by research and development support activities for the newly purchased software, Chat Box.

Other Income, Net

The Company’s other income decreased by $30,705 during the six months ended June 30, 2025, compared to $35,002 for the six months ended June 30, 2024. The decrease was mainly due to the absence of interest income for the three months ended June 30, 2025, which had been earned from a loan to a third party in 2024.

Net Loss

The Company’s net loss decreased by $5,273,887, or 68.0%, to $2,476,564 for the six months ended June 30, 2025, from $7,750,451 for the six months ended June 30, 2024. The decrease was mainly driven by lower operating expenses, as discussed above.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $1,117,760 in its operating bank accounts and working capital of approximately $1.5 million. From September 2024 to January 2025, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), lent $399,485 to the Company through six loan agreements, for working capital purposes. Pursuant to the loan agreements, these loans are non-interest bearing and will be due from September 2025 to January 2026, respectively. From March 2025 to May 2025, the Company repaid $399,485 in full to the CEO. Up to the date of the unaudited interim condensed consolidated financial statements were issued, there was no outstanding loan from the CEO.

On January 23, 2025, the Green Oasis Limited, a shareholder holding less than a 5% ownership shares in the Company, provided a $100,000 loan to the Company for working capital purposes. Pursuant to the loan agreement, this loan is non-interest bearing and was due on April 23, 2025. On April 25, 2025, Green Oasis Limited and the Company extended the maturity date to July 23, 2025, which was further extended to July 23, 2026 through an amendment agreement signed on July 30, 2025.

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

On May 2, 2025, the Company completed a securities offering in which it agreed to sell (i) 1,115,600 shares of its common stock at a purchase price of approximately $0.524 per share and (ii) 9,380,582 pre-funded warrants at a purchase price of approximately $0.523 per warrant. Up to the date of the unaudited condensed interim financial statements were issued, The Company received $4,478,000 in proceeds for subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants, with $17,390 still outstanding and receivable from the investor. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through June 30, 2025 included underwriter’s fees of $313,343 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. After deducting these expenses, net proceeds from the offering (excluding the receivable of $17,390 from the investor) amounted to $4,143,657 as of June 30, 2025. The Company intends to use the proceeds from the offering for working capital purposes.

The Company evaluated its ability to continue as a going concern in accordance with ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess whether there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Considering the impact of the financing and the Company’s projected operating cash flows as described above, management concluded that the Company will have sufficient liquidity to meet its obligations as they become due for at least the next twelve months from the date the financial statements are issued.

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2025 and 2024.

	For the six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(3,708,974)	$(5,050,619)
Net cash used in investing activities	-	(650,000)
Net cash provided by financing activities	4,804,172	830,533
Effect of exchange rate change on cash and cash equivalents	24	(3,595)
Net change in cash and cash equivalents	$1,095,222	$(4,873,681)

Operating activities

Net cash used in operating activities was approximately $3.7 million for the six months ended June 30, 2025, as compared to approximately $5.1 million net cash used in operating activities for the six months ended June 30, 2024. Net loss for the six months ended June 30, 2025 was approximately $2.5 million, as compared to approximately $7.8 million for the six months ended June 30, 2024. Adjustments to reconcile net loss to net cash used in operating activities decreased by approximately $1.6 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, mainly due to the decreased other-than-temporary impairment losses from convertible note. Changes in operating assets and liabilities decreased approximately $2.3 million, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, which was primarily driven by the increase of approximately $2.2 million in change of prepaid and other current assets.

Investing activities

Net cash used in investing activities was nil for the six months ended June 30, 2025, as compared to approximately $0.7 million for the six months ended June 30, 2024. The decrease in net cash used in investing activities was due to the absence of the loan to a third party for the six months ended June 30, 2025, as compared to the same period of 2024.

Financing activities

Net cash provided by financing activities was approximately $4.8 million for the six months ended June 30, 2025, compared to approximately $0.8 million for the six months ended June 30, 2024. The increase was mainly caused by i) an increase in proceeds from issuance of common stock, which rose by approximately $0.7 million to approximately $1.5 million for the six months ended June 30, 2025, compared to approximately $0.8 million in the same period of 2024; ii) proceeds from issuance of prefunded warrants, which totaled approximately $3.6 million in the six months ended June 30, 2025, compared to none for the six months ended June 30, 2024. These increase in the cash provided by financing activities were partially offset by a repayment to a related party of $0.4 million.

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

Impairment of long-lived assets

The Company’s determination of whether or not an indication of impairment exists at the cash generating unit level requires significant management judgment pertaining to intangible assets, including a software copyright of AI Box, which is used for online living-stream and a software copyright of Chat Box, which is used for online interactive entertainment scenarios, as well as the operating Right-of-use (“ROU”) assets, including the offices of the Company. Management considers both external and internal sources of information in assessing whether there are any indications that the Company’s intangible assets and ROU assets are impaired. Based on the evaluation, the Company did not recognize impairment losses in long-lived assets for the six months ended June 30, 2025 and 2024.

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

On May 31, 2024, the Company entered into a software purchase agreement with Shanxi Gangdong Cultural Media Co., Ltd., a seller unaffiliated with the Company. Pursuant to the agreement, the Company purchases and the SGCM sold all of the seller’s right, title, and interest in and to the certain software (the “AIBox”). The purchase price of the software was $1,248,000, payable in the form of an issuance of 1,560,000 shares of common stock of the Company, valued at $0.80 per share. The Company plans to use the AIBox to develop its AI business. On May 31, 2024, the Company issued the 1,560,000 shares of common stock and the transaction was completed.

On April 28, 2025, the Company entered into a software purchase agreement with Gongzheng Xu and Qing Wang, who are unaffiliated with the Company. Pursuant to the agreement, the Company purchased and the seller sold all of the sellers’ right, title, and interest in and to the certain software (the “Chat Box”). The purchase price of the software was $5,768,536.20, payable in the form of issuance of 2,444,295 shares of common stock of the Company, valued at $2.36 per share, the closing bid price of the Company’s common stock on April 25, 2025. The Company plans to use the Chat Box to develop its AI business. On April 28, 2025, the Company issued the 2,444,295 shares of common stock and the transaction was completed. The common stock were issued and sold by the Company in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder.

On May 6, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell 1,115,600 shares of common stock at $0.524 per share and 9,380,582 pre-funded warrants at $0.523 per warrant. The Company completed its first closing of the Shares and 7,468,536 pre-funded warrants on May 8, 2025, and received gross proceeds in the amount of $4,478,000 before deducting placement agent’s fees and accountable expenses and other estimated expenses. The Company plans to use the proceeds from the offering for working capital purposes. The common stock and pre-funded warrants were issued and sold by the Company in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2025.

GD CULTURE GROUP LIMITED

Date: August 12, 2025	By:	/s/ Xiaojian Wang
	Name:	Xiaojian Wang
	Title:	Chief Executive Officer, President and
Chairman of the Board

Date: August 12, 2025	By:	/s/ Zihao Zhao
	Name:	Zihao Zhao
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)