Form 10-Q
period 2025-09-30
GD Culture Group Ltd
filed 2025-11-03
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, there were 55,984,777 shares of the Company’s common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to unaudited interim condensed consolidated financial statements

Page
Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	F-1
Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024	F-2
Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024	F-3 – F-4
Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	F-5
Notes to Unaudited Interim Condensed Consolidated Financial Statements	F-6

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$225,072	$22,538
Other receivables, net	9,195	9,195
Prepaid and other current assets	412,162	-
Total current assets	646,429	31,733

EQUIPMENT, NET	4,553	7,781

RIGHT-OF-USE ASSETS, NET	1,057,858	1,342,333

OTHER ASSETS
Intangible assets, net	6,304,868	1,102,400
Other assets	250,740	250,740
Digital assets	857,735,191	-
Total other assets	864,290,799	1,353,140
Total assets	$865,999,639	$2,734,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$508,990	$401,821
Other payables - related parties	191,965	502,266
Lease liabilities - current	315,579	427,984
Income tax payable	1,960,625	141,810
Total current liabilities	2,977,159	1,473,881

OTHER LIABILITIES
Lease liabilities – non-current	865,729	1,104,552
Deferred tax liabilities	-	153,911
Total other liabilities	865,729	1,258,463
Total liabilities	3,842,888	2,732,344

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 55,984,777 and 11,167,294 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5,599	1,117
Additional paid-in capital	935,314,053	82,758,975
Subscription receivable	(17,390)	-
Accumulated deficit	(73,582,481)	(83,194,386)
Accumulated other comprehensive income	152,611	152,585
Total GD Culture Group Limited shareholders’ equity (deficits)	861,872,392	(281,709)
Noncontrolling interest	284,359	284,352
Total shareholders’ equity	862,156,751	2,643
Total liabilities and shareholders’ equity	$865,999,639	$2,734,987

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

OPERATING EXPENSES
Selling and marketing expenses	$-	$(2,909)	$(300,000)	$(2,402,909)
General and administrative expenses	(1,229,826)	(873,067)	(3,190,433)	(4,345,438)
Research and development expenses	(1,236,333)	(217,500)	(1,469,666)	(652,500)
Other-than-temporary impairment losses	-	(2,756,986)	-	(4,256,986)
TOTAL OPERATING EXPENSES	(2,466,159)	(3,850,462)	(4,960,099)	(11,657,833)

LOSS FROM OPERATIONS	(2,466,159)	(3,850,462)	(4,960,099)	(11,657,833)

OTHER INCOME
Interest income	2,179	10,381	6,476	45,383
Unrealized gain on fair value changes of digital assets	16,230,431	-	16,230,431	-
TOTAL OTHER INCOME	16,232,610	10,381	16,236,907	45,383

INCOME (LOSS) BEFORE INCOME TAX (EXPENSES) BENEFITS	13,766,451	(3,840,081)	11,276,808	(11,612,450)

INCOME TAX (EXPENSES) BENEFITS	(1,677,982)	748	(1,664,903)	22,666

NET INCOME (LOSS)	$12,088,469	$(3,839,333)	$9,611,905	$(11,589,784)
Net loss attributable to noncontrolling interest	-	(98,134)	-	(284,776)
Net income (loss) attributable to shareholders of common stock	12,088,469	(3,741,199)	9,611,905	(11,305,008)

OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustment	9	9,961	33	(9,950)
- Fair value changes of convertible note receivables	-	(106)	-	(39,169)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	9	9,855	33	(49,119)
COMPREHENSIVE INCOME (LOSS), net of tax	$12,088,478	$(3,829,478)	$9,611,938	$(11,638,903)
Comprehensive income (loss) attributable to noncontrolling interest	-	(95,478)	7	(377,401)
Comprehensive income (loss) attributable to shareholders of common stock	12,088,478	(3,734,000)	9,611,931	(11,261,502)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCKS	25,115,911	10,453,319	18,849,721	9,065,183

Basic earnings (loss) per share available to common shareholders	$0.48	$(0.36)	$0.51	$(1.25)

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON STOCKS	25,177,616	10,453,319	18,911,426	9,065,183

Diluted earnings (loss) per share available to common shareholders	$0.48	$(0.36)	$0.51	$(1.25)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2025

	Attributable to GD Culture Group Limited Shareholders
									Total
								Accumulated	GD Culture Group		Total
	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Other Comprehensive	Limited Shareholders’	Non controlling	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Deficits	Interest	(Deficit)

Balance, January 1, 2025	-	$-	11,167,294	$1,117	$82,758,975	$-	$(83,194,386)	$152,585	$(281,709)	$284,352	$2,643
Net loss	-	-	-	-	-	-	(977,510)	-	(977,510)	-	(977,510)
Issuance of common stock for cash	-	-	1,115,600	111	909,889	-	-	-	910,000	-	910,000
Foreign currency translation	-	-	-	-	-	-	-	4	4	2	6
Balance, March 31, 2025 (unaudited)	-	$-	12,282,894	$1,228	$83,668,864	$-	$(84,171,896)	$152,589	$(349,215)	$284,354	$(64,861)
Net loss	-	-	-	-	-	-	(1,499,054)	-	(1,499,054)	-	(1,499,054)
Issuance of common stock for cash	-	-	1,115,600	112	540,938	-	-	-	541,050	-	541,050
Issuance of prefunded warrants for cash	-	-	-	-	3,615,226	(17,390)	-	-	3,597,836	-	3,597,836
Exercise of November 2023 Registered Warrants	-	-	952,644	95	(95)	-	-	-	-	-	-
Issuance of common stock for acquisition of certain software	-	-	2,444,295	245	5,988,278	-	-	-	5,988,523	-	5,988,523
Foreign currency translation	-	-	-	-	-	-	-	13	13	5	18
Balance, June 30, 2025 (unaudited)	-	$-	16,795,433	$1,680	$93,813,211	$(17,390)	$(85,670,950)	$152,602	$8,279,153	$284,359	$8,563,512
Net income	-	-	-	-	-	-	12,088,469	-	12,088,469	-	12,088,469
Issuance of common stock for acquisition of Pallas	-	-	39,189,344	3,919	225,726,702	-	-	-	225,730,621	-	225,730,621
Capital contribution from related party	-	-	-	-	615,774,140	-	-	-	615,774,140	-	615,774,140
Foreign currency translation	-	-	-	-	-	-	-	9	9	-	9
Balance, September 30, 2025 (unaudited)	-	$-	55,984,777	$5,599	$935,314,053	$(17,390)	$(73,582,481)	$152,611	$861,872,392	$284,359	$862,156,751

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2024

	Attributable to GD Culture Group Limited Shareholders
								Total GD Culture
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Group Limited Shareholders’	Non controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2024	-	$-	5,453,416	$545	$77,530,221	$(69,358,225)	$175,306	$8,347,847	$3,813,636	$12,161,483
Net loss	-	-	-	-	-	(3,978,628)	-	(3,978,628)	(178,911)	(4,157,539)
Issuance of common stock for Cash	-	-	810,277	81	829,798	-	-	829,879	-	829,879
Issuance of common stock for acquisition of 13.33% noncontrolling interest of Shanghai Xianzhui	-	-	400,000	40	3,150,753	-	-	3,150,793	(3,150,793)	-
Exercise of pre-funded warrants	-	-	567,691	57	597	-	-	654	-	654
Exercise of November 2023 Registered Warrants	-	-	709,877	71	(71)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	78,891	78,891	(94,000)	(15,109)
Fair value changes of convertible notes receivable	-	-	-	-	-	-	54,849	54,849	-	54,849
Balance, March 31, 2024	-	$-	7,941,261	$794	$81,511,298	$(73,336,853)	$309,046	$8,484,285	$389,932	$8,874,217
Net loss	-	-	-	-	-	(3,585,181)	-	(3,585,181)	(7,731)	(3,592,912)
Issuance of common stock for acquisition of copyright	-	-	1,560,000	156	1,247,844	-	-	1,248,000	-	1,248,000
Foreign currency translation	-	-	-	-	-	-	(3,521)	(3,521)	(1,281)	(4,802)
Fair value changes of convertible notes receivable	-	-	-	-	-	-	(93,912)	(93,912)	-	(93,912)
Balance, June 30, 2024	-	$-	9,501,261	$950	$82,759,142	$(76,922,034)	$211,613	$6,049,671	$380,920	$6,430,591
Net loss	-	-	-	-	-	(3,741,199)	-	(3,741,199)	(98,134)	(3,839,333)
Exercise of pre-funded warrants	-	-	577,007	58	(58)	-	-	-	-	-
Exercise of February 2021 Registered Warrants	-	-	92,756	9	(9)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	7,305	7,305	2,656	9,961
Fair value changes of convertible notes receivable	-	-	-	-	-	-	(106)	(106)	-	(106)
Balance, September 30, 2024	-	$-	10,171,024	$1,017	$82,759,075	$(80,663,233)	$218,812	$2,315,671	$285,442	$2,601,113

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,611,905	$(11,589,784)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of equipment	3,228	3,548
Amortization of intangible assets	786,055	628,834
Amortization of right-of-use assets	284,475	313,472
Unrealized gain from fair value changes of digital assets	(16,230,431)	-
Deferred income tax	(153,911)	(22,666)
Other-than-temporary impairment losses from convertible note receivables	-	1,500,000
Other-than-temporary impairment losses from intangible assets	-	2,756,986
Changes in operating assets and liabilities
Other receivables	-	(38,587)
Prepaid and other current assets	(412,162)	1,128,935
Other payables and accrued liabilities	2,399	138,130
Lease liabilities	(351,228)	(294,492)
Taxes payable	1,818,815	-
Other payables - related party	39,184	151,528

Net cash used in operating activities	(4,601,671)	(5,324,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to a third party	-	(1,900,000)
Collection from loan to a third party	-	1,250,000

Net cash used in investing activities	-	(650,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,451,050	829,879
Proceeds from issuance of prefunded warrants	3,602,607	-
Proceeds from exercise of prefunded warrants	-	654
Proceeds from related party loan	50,000	-
Proceeds from shareholder loan	100,000	-
Repayments to a related party	(399,485)	-

Net cash provided by financing activities	4,804,172	830,533

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	33	14

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	202,534	(5,143,549)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,538	5,175,518

CASH AND CASH EQUIVALENTS, END OF PERIOD	$225,072	$31,969

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$6,000	$-
Cash paid for interest	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for acquisition right, title, and interest in and to the certain software	$5,988,523	$1,248,000
Initial recognition of right-of-use assets and lease liability	$-	$205,539
Issuance of common stock for 13.3333% interest in SH Xianzhui	$-	$3,150,793
Exercise of November 2023 Registered Warrants	$95	$71
Exercise of pre-funded warrants pursuant to the Warrant Exchange Agreements	$-	$58
Exercise of February 2021 Registered Warrants	$-	$9
Issuance of common stock for acquisition of Pallas	$225,730,621	$-
Capital contribution from a related party	$615,774,140	$-

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

Acquisition of Pallas

On September 8, 2025, the Company (the “Acquirer”), Pallas Capital Holding Ltd, a British Virgin Islands company incorporated on June 30, 2025 (“Pallas” or the “Target”), and the shareholders of the Target (each a “Seller” and collectively, the “Sellers”) executed an agreement and plan of securities exchange (the “Share Exchange Agreement”, and the transactions contemplated thereby, collectively, the “Pallas Transaction”), pursuant to which, the Sellers wish to sell to the Acquirer, and the Acquirer wishes to purchase from the Sellers, 100% interest in and to the ordinary shares of the Target (the “Target Shares”). In exchange for the Target Shares, the Acquirer shall issue an aggregate of 39,189,344 shares of the Company’s common stock (the “GDC Shares”) to such Sellers. On September 29, 2025, the Sellers transferred to Acquirer 10,000 shares of Target Shares, being all of the issued and outstanding ordinary shares of the Target, and received in exchange certificates representing the 39,189,344 GDC Shares. Thereafter, Pallas became a wholly-owned subsidiary of the Company.

Pallas was established for the primary purpose of holding digital assets as a long-term reserve, with the objective of achieving potential appreciation in value. As of September 30, 2025, Pallas held 7,500 units of Bitcoin.

Two shareholders of the Company, who beneficially own 11.4%, in the aggregate, of the outstanding shares of common stock of the Company, immediately before the execution of the Pallas Transaction, also serve as the directors and share voting and dispositive power over the shares issued by the Target. Accordingly, the Transaction constitutes a related party transaction for the Company pursuant to Item 404 of Regulation S-K.

Referring to FASB ASC Topic 805-10-55-5, the Company applied two steps (including step 1, screen test and step 2, evaluation of process and input) in evaluating whether the acquisition was an asset acquisition or a business combination. Pallas had no operations except for holding Bitcoin as a reserve, and substantially all of the fair value of the gross assets acquired is concentrated in its Bitcoin. Therefore, the Company decided that Pallas cannot constitute a business and such Pallas Transaction should be accounted for as an asset acquisition. The purchase consideration is measured based on the fair value of the Company’s common stock issued and the consideration is further allocated to the value of the asset acquired in the transaction. Given the related party nature of the Pallas Transaction and the fact that the acquired digital assets are highly liquid and have observable market prices, which indicated that the fair value of the assets acquired is far higher than the fair value of the common stock issued, management concluded that the such Pallas transaction indicated a capital contribution from the shareholders. Accordingly, the excess of the fair value of the digital assets acquired over the fair value of the common stock issued should be recorded as an increase in additional paid-in capital and the value of the assets acquired, which was concurrently with the determination of the value of the assets acquired under asset acquisition.

Subsidiaries of the Company

The accompanying unaudited interim condensed consolidated financial statements reflect the activities of GDC and each of the following entities:

Name	Background		Ownership
Citi Profit BVI	●	A British Virgin Island company Incorporated in April 2019	100% owned by the Company
Highlight HK	●	A Hong Kong company	100% owned by Citi Profit BVI
	●	Incorporated in November 2022
Highlight WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (WFOE)	100% owned by Highlight HK
	●	Incorporated in January 2023
AI Catalysis	●	A Nevada company	100% owned by the Company
	●	Incorporated in May 2023
SH Xianzhui	●	A PRC limited liability company	73.3333% owned by Highlight WFOE
	●	Incorporated in August 2023
Pallas	●	A British Virgin Islands company	100% owned by the Company
	●	Incorporated in June 2025, acquired on September 29, 2025

As of the date of this report, the Company’s primary operations are focused on the live streaming market with focus on e-commerce in the United States. The Company is also working on the development of a mobile and web platform for interactive fiction—story experiences where readers make choices that branch the plot and lead to multiple endings.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $225,072 in its operating bank accounts and working capital deficit of approximately $2.3 million. From September 2024 to January 2025, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), lent $399,485 to the Company through six loan agreements, for working capital purposes. Pursuant to the loan agreements, these loans are non-interest bearing and will be due from September 2025 to January 2026, respectively. From March 2025 to May 2025, the Company repaid $399,485 in full to the CEO. Up to the date of the unaudited interim condensed consolidated financial statements were issued, there was no outstanding loan from the CEO.

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

On March 4, 2025, the Company sold 1,115,600 shares of common stock at $0.896379 per share, generating gross proceeds of $1,000,000. The Company received net proceeds of $910,000 after deducting underwriter’s fees of $70,000 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence analysis expenses. The Company used the proceeds from the offering for working capital purposes.

On May 2, 2025, the Company completed a securities offering in which it agreed to sell (i) 1,115,600 shares of its common stock at a purchase price of approximately $0.524 per share and (ii) 9,380,582 pre-funded warrants at a purchase price of approximately $0.523 per warrant. As of September 30, 2025, the Company received gross proceeds of $4,478,000 from the subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants, with $17,390 still outstanding and receivable from the investor. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through September 30, 2025 included underwriter’s fees of $314,343 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. After deducting these expenses, net proceeds from the offering (excluding the receivable of $17,390 from the investor) amounted to $4,143,657. As of September 30, 2025, The Company used the proceeds from the offering for working capital purposes.

On October 24, 2025, the Company sold 1,333,334 shares of common stock at $2.1 per share, generating gross proceeds of $2.8 million. The Company received net proceeds of approximately $2.5 million after deducting underwriter’s fees of $196,000 and other offering costs of $60,000. The Company plans to use the proceeds from the offering for working capital purposes.

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

Translation adjustments included in accumulated other comprehensive income amounted to $213,604 and $213,571 as of September 30, 2025 and December 31, 2024, respectively. The consolidated balance sheets amount, with the exception of shareholders’ equity at September 30, 2025 and December 31, 2024 were translated at 7.1190 RMB and 7.2993 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to unaudited interim condensed consolidated statements of operations accounts for the nine months ended September 30, 2025 and 2024 were 7.2199 RMB and 7.1665 RMB to $1.00, respectively. The unaudited interim condensed consolidated statements of cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the unaudited interim condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Cash and Cash Equivalents

As of September 30, 2025 and December 31, 2024, the Company did not have any cash equivalents. All cash were unrestricted as to withdrawal and use and were demand deposits placed with commercial banks.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the unaudited interim condensed consolidated statements of operations. Expenditure for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

The Company reassesses of a contract is or contains a leasing arrangement and re-measures ROU assets and lease liabilities upon modification of the contract. The Company will derecognize ROU assets and lease liabilities, with differences recognized in the income statement on the contract termination.

Impairment for Long-lived Assets

The Company’s determination of whether or not an indication of impairment exists at the cash generating unit level requires significant management judgment pertaining to intangible assets, including a software copyright of AI Box, which is used for online living-stream and a software copyright of Chat Box, which is used for online interactive entertainment scenarios, as well as the operating Right-of-use (“ROU”) assets, including the offices of the Company. Management considers both external and internal sources of information in assessing whether there are any indications that the Company’s intangible assets and ROU assets are impaired. Based on the evaluation, the Company recognized impairment losses in long-lived assets of nil and $2,756,986, respectively, for the nine months ended September 30, 2025 and 2024.

Digital Assets

The Company holds digital assets primarily for investment and treasury purposes rather than for use in the ordinary course of business. In accordance with ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets, digital assets are accounted for as intangible assets measured at fair value, with changes in fair value recognized immediately in earnings. Digital assets are initially recorded at cost, including acquisition-related fees. Subsequent to initial recognition, digital assets are measured at fair value at each reporting date, and unrealized gains and losses are included in the statement of operations. Upon disposal, the difference between proceeds and carrying amount is recognized as a gain or loss in earnings. The Company discloses the number of units held, cost basis, fair value, and any significant restrictions on the ability to sell or transfer digital assets in the Note 3 to the consolidated financial statements.

Assets Acquisition

The Company evaluates each transaction to determine whether it should be accounted for as a business combination or an asset acquisition in accordance with ASC 805, Business Combinations. A transaction is accounted for as an asset acquisition when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, and the acquired set does not include a substantive process capable of producing outputs.

In assessing whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, the Company considers the nature of the assets, their risks and characteristics, and whether they represent a group of similar assets as defined under ASC 805-10-55-5A through 55-5C.

For transactions accounted for as asset acquisitions, the purchase consideration is measured based on the fair value of the consideration transferred, which generally consists of the fair value of equity securities or other assets issued. The acquired assets and assumed liabilities are recognized based on their relative fair values, and no goodwill is recognized.

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

As of September 30, 2025 and December 31, 2024, the carrying values of cash, other receivables and other payables approximate their fair values due to the short-term nature of the instruments.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. For the three months ended September 30, 2025, the Company reversed $39,429 of previously overstated penalty and interest recognized in prior quarter, consisting of $17,411 of interest and $22,018 of penalty. For the nine months ended September 30, 2025, the Company recorded $5,301 of penalty and interest related to the late filing of tax returns, consisting of $1,912 of interest and $3,389 of penalty. For the three and nine months ended September 30, 2024, the Company did not record any penalty and interest for failed filing the tax return timely.

Interest

Interest income is mainly generated from bank deposits and other interest earning financial assets and is recognized on an accrual basis using the effective interest method.

Net Income (Loss) per Common Stock

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders of the Company by the weighted average common stocks outstanding during the period. Diluted income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stocks were exercised and converted into common stocks.

In May 2023, November 2023 and May 2025, the Company issued and sold pre-funded warrants that are exercisable for shares of common stock at a nominal exercise price. In accordance with ASC 260, these prefunded warrants are considered to be common stock equivalents and are included in the calculation of basic and diluted earnings per share when the inclusion is dilutive. As the exercise price of the prefunded warrants is nominal and substantially all conditions necessary to exercise the warrants have been met, the prefunded warrants are included in the weighted average shares outstanding for both basic and diluted income (loss) per share. As of September 30, 2025, 7,468,536 pre-funded warrants as described were outstanding.

For the nine months ended September 30, 2025 and 2024, 1,220,151 and 3,142,515 of outstanding warrants (excluding the Pre-funded Warrants and Exchange Warrants) which are equivalent to convertible of 1,018,763 and 2,941,127 common stocks, respectively, were excluded from the diluted income (loss) per share calculation due to their antidilutive effect.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the changes in equity of the Company during a year from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive income of the Company includes the foreign currency translation adjustments and unrealized gains or losses on available-for-sale investments.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited interim condensed consolidated balance sheets, unaudited interim condensed consolidated statements of operations and comprehensive income (loss) and unaudited interim condensed consolidated statements of cash flows.

Note 3 – Fair Value of Financial Instruments

ASC 820, Fair Value Measurements states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows (in millions):

	September 30, 2025 (Unaudited)				December 31, 204
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Digital assets (1)	$858	$858	$—	$—	$—	$—	$—	$—
Total	$858	$858	$—	$—	$—	$—	$—	$—

As of September 30, 2025, the Company’s digital assets were comprised of 7,500 units of Bitcoin, at cost of $842 million. These Bitcoins were originally held by Pallas and continued to be held following the Company’s acquisition of Pallas. In accordance with ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets, the Company accounts for its crypto assets as indefinite-lived intangible assets measured at fair value, with changes in fair value recognized in net income each reporting period.

The fair value of Bitcoin is determined based on quoted prices in active markets. The Company does not apply amortization to digital assets. Gains and losses resulting from changes in fair value are presented within “Other income” in the consolidated statements of operations.

As of September 30, 2025, the fair value of the Company’s Bitcoin holdings was $857,735,191. For the three and nine months ended September 30, 2025, the Company recognized a net income of $16,230,431 in the consolidated statements of operations related to changes in the fair value of its Bitcoin holdings. There was no disposal of digital assets during the nine months ended September 30, 2025.

Note 4 – Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(unaudited)
Prepayments of operating lease	$79,094	$-
Prepaid offering costs	70,000	-
Prepaid research and development fee*	233,333	-
Other prepayments	29,735	-
Total prepaid and other current assets	$412,162	$-

*	On May 28, 2025, the Company made an advance payment to a contractor for service activities related to the Chat Box platform. The contracted work primarily involves system configuration, integration, testing support, and other operational assistance to facilitate the Company’s ongoing research and development process, rather than the creation of new technology or software functionality. The services are expected to be completed by November 30, 2025.

Note 5 – Equipment, net

Equipment, net consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(unaudited)
Office equipment and furniture	$14,190	$14,190
Subtotal	14,190	14,190
Less: accumulated depreciation	(9,637)	(6,409)
Total	$4,553	$7,781

Depreciation expense for the three months ended September 30, 2025 and 2024 amounted to $1,076 and $1,183, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 amounted to $3,228 and $3,548, respectively.

Note 6 – Intangible Assets, net

Intangible assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(unaudited)
Software	$4,890,092	$4,890,092
Add: purchase of software*	5,988,523	-
Subtotal	10,878,615	4,890,092
Less: accumulated amortization	(1,822,573)	(1,036,518)
Accumulated impairment	(2,751,174)	(2,751,174)
Total	$6,304,868	$1,102,400

*	On April 28, 2025, the Company purchased one software- Chat Box, by issuance of 2,444,295 shares of the Company’s common stock. Chat Box is an immersive chatbot platform centered on Al technology, specifically designed for otaku enthusiasts and interactive entertainment scenarios. Building on the Chat Box platform, the Company is undertaking secondary development to create a product that will serve as both mobile and web platform for interactive fiction experiences, where readers can make choices that branch the storyline and lead to multiple endings.

Amortization expenses for the three months ended September 30, 2025 and 2024 were $361,828 and $245,136, respectively. Amortization expenses for the nine months ended September 30, 2025 and 2024 were $786,055 and $628,834, respectively.

As of September 30, 2025, the net book value of software copyrights was $ 6,304,868, after deducting accumulated amortization of $1,822,573. No impairment losses were recorded for the three and nine months ended September 30, 2025. Due to limited potential economic benefits for varying reasons for the nine months ended September 30, 2024, the Company recognized impairment losses of $2,756,986 for the three and nine months ended September 30, 2024, to the software copyrights.

Future amortization of intangible assets are as follows:

Amortization
Remaining of FY2025	361,826
FY2026	1,447,308
FY2027	1,447,308
FY2028	1,447,308
FY2029	1,301,708
FY2030	299,410
Total future amortization of intangible assets	$6,304,868

Note 7 – Other Payables and Accrued Liabilities

Other payables and accrued liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(unaudited)
Professional service fee	$340,973	$375,085
Payroll	63,068	26,558
Advance from an investor (1)	4,771	-
Amounts due to shareholder (2)	100,000	-
Others	178	178
Total	$508,990	$401,821

(1)	Includes advance from one of the warrant shareholders for the exercise of prefunded warrants.

(2)	On January 23, 2025, Green Oasis Limited, a shareholder holding less than 5% ownership shares in the Company, provided a $100,000 loan to the Company, for working capital purposes, with maturity as of April 23, 2025. On April 25, 2025, Green Oasis Limited and the Company extended the maturity date to July 23, 2025, which was further extended to July 23, 2026 through an amendment agreement signed on July 30, 2025.

Note 8 – Related Party Balances and Transactions

Other payables – related parties:

Name of related party	Relationship	Nature	September 30, 2025	December 31, 2024
			(unaudited)
Xiaojian Wang	Chief Executive Officer	Accrued compensations	$87,500	$50,000
Xiaojian Wang	Chief Executive Officer	Interest-free loans to the Company*	-	349,485
Xiaojian Wang	Chief Executive Officer	Operating related fees paid on behalf of the Company	41,635	50,000
Zihao Zhao	Chief Finance Officer	Accrued compensations	60,833	50,833
Zihao Zhao	Chief Finance Officer	Reimbursement	1,997	1,948
Total			$191,965	$502,266

*	The terms of these loans are disclosed in Note 1- Liquidity and Capital Resources.

Related Party Transaction

As disclosed in Note 1, the Company purchased 100% equity interest of Pallas from the Sellers, on September 29, 2025. Two shareholders of the Company, who beneficially own 11.4%, in the aggregate, of the outstanding shares of common stock of the Company, immediately before the execution of the Transaction, also serve as the directors and share voting and dispositive power over the shares issued by the Target. Accordingly, the Pallas Transaction constitutes a related party transaction for the Company pursuant to Item 404 of Regulation S-K.

As of September 30, 2025 and December 31, 2024, the balance of other payables - related parties were $191,965 and $502,266, respectively, mainly consisted of accrued compensation of the Company’s officers, interest - free loans received from the Company’s officers and operating related fees paid by the Company’s officer on behalf of the Company. As of September 30, 2025, the interest-free loans received from the Company’s officers were fully repaid.

For the three months ended September 30, 2025 and 2024, the Company recorded compensation expenses to its officers amounted to $37,500 and $20,000, respectively, for their services provided to the Company.

For the nine months ended September 30, 2025 and 2024, the Company recorded compensation expenses to its officers amounted to $89,536 and $60,000, respectively, for their services provided to the Company.

Note 9 – Leases

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

	September 30, 2025	December 31, 2024
	(unaudited)
Weighted average remaining lease term:
Operating lease	3.33 years	3.63 years

Weighted average discount rate:
Operating lease	7.54%	7.53%

The balances for the operating leases where the Company is the lessee are presented as follows within the consolidated balance sheets:

	September 30, 2025	December 31, 2024
	(unaudited)
Operating lease right-of-use assets, net
Operating lease	$1,057,858	$1,342,333

Lease liabilities
Current portion of operating lease liabilities	315,579	427,984
Non-current portion of operating lease liabilities	865,729	1,104,552
	$1,181,308	$1,532,536

Future lease payments under operating leases as of September 30, 2025 were as follows:

Operating Leases
Remaining of FY2025	97,826
FY2026	393,261
FY2027	401,127
FY2028	409,149
FY2029	34,605
Total lease payments	$1,335,968
Less: imputed interest	154,660
Present value of lease liabilities (1)	$1,181,308

(1)	As of September 30, 2025, present value of future operating lease payments consisted of current portion of operating lease liabilities and non-current portion of operating lease liabilities, amounting to $315,579 and $865,729, respectively.

Lease expense for all the Company’s operating leases for the three months ended September 30, 2025 and 2024 were $100,134 and $133,586, respectively. Lease payments for all the Company’s operating leases for the three months ended September 30, 2025 and 2024 were $105,102 and $81,075, respectively.

Lease expense for all the Company’s operating leases for the nine months ended September 30, 2025 and 2024 were $342,150 and $381,791, respectively. Lease payments for all the Company’s operating leases for the nine months ended September 30, 2025 and 2024 were $425,219 and $314,170, respectively.

For the three and nine months ended September 30, 2025, the Company incurred $227,761 and $395,383, respectively, short-term lease expenses. For the three and nine months ended September 30, 2025, the short-term lease payments were $154,000 and $490,056, respectively. The Company did not incur any short-term lease expenses for the three and nine months ended September 30, 2024.

Note 10 – Taxes

Income Tax

United States

GDC and AIC are corporations organized in the state of Nevada and operate primarily in the state of New York. As a result, they are subject to U.S. federal corporate income tax as well as state and local income taxes in New York.

For the nine months ended September 30, 2025 and 2024, the applicable statutory tax rates were as follows:

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

British Virgin Islands

Citi Profit BVI and Pallas are incorporated in the British Virgin Islands and are not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

Highlight HK is incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Highlight HK is subject to Hong Kong profit tax at a rate of 8.25% for assessable profits on the first HK$2 million and 16.5% for any assessable profits in excess of HK$2 million for the three and nine months ended September 30, 2025 and 2024. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception.

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

The current and deferred components of income tax expenses from continuing operations appearing in the unaudited interim condensed consolidated statements of operations are as follows:

	For the nine months ended September 30,
	2025	2024
Current tax expenses	(unaudited)	(unaudited)
Federal	$(90,000)	$-
State	(1,728,814)	-
Total current tax expenses	$(1,818,814)	$-
Deferred tax benefits
Federal	$153,911	$22,666
State	-	-
Total deferred tax benefits	$153,911	$22,666
Total (expenses) benefits for income taxes	$(1,664,903)	22,666

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2022 to 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject. The following is a reconciliation of income tax expenses at the effective rate to income tax at the calculated statutory rates:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
(unaudited)	(unaudited)
Statutory tax rate
Federal	21.00%	21.00%
State (net of federal benefit)	(5.94)%	-
Foreign tax	(30.13)%	(1.53)%
Amortization of intangible assets	2.91%	-
Change in valuation allowance	12.37%	(19.47)%
State capital base tax	(15.33)%	-%
Others	0.36%	(0.60)%
Effective tax rate	(14.76)%	(0.60)%

As of September 30, 2025 and December 31, 2024, income tax payable to US tax authorities was $1,960,625 and $141,810, respectively. As of September 30, 2025 and December 31, 2024, no income tax was payable to Chinese tax authorities.

The principal components of the Company’s deferred income tax assets and liabilities as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024
	(unaudited)
Deferred tax assets
Net operating losses carried forward	$6,627,320	$6,105,138
Provision of credit loss on note receivable and loan receivable	1,092,011	1,092,011
Impairment loss of intangible assets	845,008	845,008
Amortization of intangible assets	327,985	-
Lease liability	483,357	605,169
Total deferred tax assets	$9,375,681	$8,647,326
Less: Valuation allowance	(9,008,993)	(8,020,571)
Deferred tax assets, net of valuation allowance	$366,688	$626,755
Deferred tax liabilities
Right - Of - Use assets	$(366,688)	$(465,347)
Amortization of intangible assets	-	(315,319)
Total deferred tax liabilities	$(366,688)	$(780,666)
Total deferred tax liabilities, net	$-	$(153,911)

As of September 30, 2025, the Group had tax losses carry forwards of approximately $5.3 million from the entity in the PRC. The tax loss in the PRC can be carried forward for five years to offset future taxable profit and which will expire between 2028 and 2029 if not utilized. As of September 30, 2025, the Group had tax losses carry forwards of approximately $20.0 million from the entities in the U.S. The tax loss in the U.S. can be carried forward indefinitely.

Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and continued losses in the United States. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews this valuation allowance periodically and makes changes accordingly.

Note 11 – Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits.

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2025 and December 31, 2024, the Company did not have any cash excess of the FDIC insured limit. As of September 30, 2025 and December 31, 2024, $3,288 and $3,267 were deposited with a financial institution located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Note 12 – Equity

Statutory Reserves and Restricted Net Assets

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to make appropriations to certain statutory reserves, namely a general reserve fund, an enterprise expansion fund, a staff welfare fund and a bonus fund, all of which are appropriated from net profit as reported in its PRC statutory accounts. A foreign invested enterprise is required to allocate at least 10% of its annual after-tax profits to a general reserve fund until such fund has reached 50% of its respective registered capital. Appropriations to the enterprise expansion fund and staff welfare and bonus funds are at the discretion of the board of directors for the foreign invested enterprises. For other subsidiaries incorporated in the PRC, the general reserve fund was appropriated based on 10% of net profits as reported in each subsidiary’s PRC statutory accounts. General reserve and statutory surplus funds are restricted to set-off against losses, expansion of production and operation and increasing registered capital of the respective company. Staff welfare and bonus fund and statutory public welfare funds are restricted to capital expenditures for the collective welfare of employees. The reserves are not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor are they allowed for distribution except under liquidation. As of September 30, 2025 and December 31, 2024, there was no balance of the PRC statutory reserve funds.

In addition, under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer their net assets to the Company in the form of dividend payments, loans or advances. Amounts of restricted net assets include paid up capital and statutory reserve funds of the Company’s PRC subsidiaries. As of September 30, 2025 and December 31, 2024, the Company did not have any restricted net assets.

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

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 Securities Purchase Agreement”) with certain investors for the sale of 1,115,600 shares of common stock at $0.896379 per share (the “March 2025 Offering”), generating net proceeds in the amount of $910,000, after deducting underwriter’s fees of $70,000, equal to seven percent (7%) of the aggregate gross proceeds raised in this Offering and reimbursement of $20,000 for the underwriter’s legal counsel and due diligence analysis expense. The Company used the proceeds from the offering for working capital purposes.

On May 2, 2025, the Company entered into a securities purchase agreement (the “May 2025 Securities Purchase Agreement”) with certain investors for the sale of 1,115,600 shares of common stock at approximately $0.524 per share and 9,380,582 pre-funded warrants (the “May 2025 Pre-Funded Warrants”) at approximately $0.523 per warrant (the “May 2025 Offering”). As of September 30, 2025, the Company received gross proceeds of $4,478,000 for subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants, with $17,390 still outstanding and receivable from the investor. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through September 30, 2025 included underwriter’s fees of $314,343 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. After deducting these expenses, net proceeds from the offering (excluding the receivable of $17,390 from the investor) amounted to $4,143,657. As of September 30, 2025, the Company used the proceeds from the offering for working capital purposes.

On April 28, 2025, the Company entered into a software purchase agreement (the “Agreement”) with Gongzheng Xu and Qing Wang, who are unaffiliated with the Company at the time (collectively, the “GXQW”). Pursuant to the Agreement, the Company agreed to purchase and the GXQW agreed to sell all of GXQW’s right, title, and interest in and to the certain software (the “Chat Box”). The purchase price of the software shall be payable in the form of issuance of 2,444,295 shares of the Company’s common stock. On April 28, 2025, the Company issued 2,444,295 shares of its common stock to GXQW and the transaction was completed. The Company used the software to develop its AI business.

On September 8 2025, the Company, Pallas and the Sellers executed the Share Exchange Agreement, pursuant to which, the Sellers wish to sell to the Acquirer, and the Acquirer wishes to purchase from the Sellers, 100% interest in and to the Target Shares. On September 29, 2025, in exchange for the Target Shares, the Company issued an aggregate of 39,189,344 shares of the Company’s common stock to such Sellers.

As of September 30, 2025 and December 31, 2024, the total outstanding shares of the Company’s common stock were 55,984,777 and 11,167,294, respectively.

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

As of September 30, 2025 and December 31, 2024, 695,535 unregistered warrants issued to Univest were outstanding.

Prefunded Warrants

In connection with the May 2025 Offering, the Company issued 7,468,536 shares of pre-funded warrants, which is exercisable immediately.

From February 2024 to October 2024, holders of 1,489,763 pre-funded warrants, issued in November 2023, exercised their options to purchase 1,489,385 shares of the Company’s common stock.

As of September 30, 2025 and December 31, 2024, 7,468,536 and nil prefunded warrants were outstanding, respectively.

Registered Warrants

On March 26, 2024, October 16, 2024 and October 17, 2024, holders of 1,695,885 registered warrants issued in November 2023 (the “November 2023 Registered Warrants”) exercised their options to purchase 1,361,460 shares of the Company’s common stock. On April 30, 2025, holders of 1,051,341 November 2023 Registered Warrants exercised their options to purchase 952,644 shares of the Company’s common stock, on a cashless basis.

As of September 30, 2025 and December 31, 2024, 565,130 and 1,616,471 November 2023 Registered Warrants were outstanding, respectively.

February 2021 Registered and Unregistered Warrants

In August 2024, holders of 54,646 registered warrants and 84,244 unregistered warrants issued in 2021 exercised their options to purchase 92,756 shares of the Company’s common stock, on a cashless basis. As of September 30, 2025 and December 31, 2024, no warrants issued in 2021 were outstanding.

The summary of warrant activities for the nine months ended September 30, 2025 were as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2024	2,312,006	2,110,618	$29.94	3.46
Granted	7,468,536	7,468,536	0.001	-
Exercised	1,051,341	1,051,341	-	-
September 30, 2025 (unaudited)	8,729,201	8,527,813	$45.79	2.48

The summary of warrant activities for the nine months ended September 30, 2024 were as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2023	9,623,806	5,394,642	$19.45	4.54
Granted	40,514	40,514	1.37	4.49
Exercised	6,176,993	2,149,217	-	-
September 30, 2024 (unaudited)	3,487,327	3,285,939	$23.83	3.80

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

The Company concluded that consolidated net income (loss) reported in the consolidated statements of operations and comprehensive income (loss) is the measure of segment profitability, and consolidated total assets reported in the consolidated balance sheets is the measure of segment assets. The CODM refers to consolidated operating results and financial condition when addressing strategic and operational matters and allocating resources. Significant expense categories regularly provided to and reviewed by the CODM are those presented in the consolidated statements of operations and comprehensive income (loss). As substantially all of the Company’s long-lived assets are located in the United States, and substantially all of the Company’s expenses are derived from within the United States, no geographical segments are presented.

Note 15 – Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 3, 2025, which is the date that the unaudited interim condensed consolidated financial statements were available to be issued. Based on this review, other than disclosed below, the Company did not identify any subsequent event that would have required adjustment or disclosure in the unaudited interim condensed consolidated financial statements.

On October 8, 2025, the Company filed an amendment to its Articles of Incorporation to increase its authorized capital stock. The number of authorized shares of common stock was increased from 200,000,000 shares to 10,000,000,000 shares, and the number of authorized shares of preferred stock was increased from 20,000,000 shares to 1,000,000,000 shares. The amendment was approved by the Nevada Secretary of State on October 13, 2025.

On October 24, 2025, the Company entered into securities purchase agreements (the “October 2025 Securities Purchase Agreement”) with certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement (the “October 2025 Private Placement”), an aggregate of 1,333,334 shares of the Company’s common stock at a purchase price of $2.10 per share, for gross proceeds in the amount of $2,800,000. The Company plans to use the process for working capital and general corporate purposes.

Pursuant to the October 2025 Securities Purchase Agreement, the Company has agreed to use commercially reasonable efforts to, within sixty (60) calendar days after the date of the October 2025 Securities Purchase Agreement, file a registration statement on the appropriate form providing for the resale by the Investor of the Shares.

In connection with the October 2025 Private Placement, on October 24, 2025, the Company entered into a placement agency agreement (the “October 2025 Placement Agency Agreement”) with Univest (the “Placement Agent”). The Company agreed to pay the Placement Agent a total cash fee equal to seven percent (7%) of the aggregate gross proceeds raised in the October 2025 Private Placement. The Company has also agreed to reimburse the Placement Agent for all reasonable and out-of-pocket expenses incurred in connection with the Private Placement, including reasonable fees and expenses of the Placement Agent’s legal counsel and due diligence analysis up to $20,000. The Company also paid $40,000 legal fee to third party upon closing of the October 2025 Private Placement.

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

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 Securities Purchase Agreement”) with certain investor for the sale of 1,115,600 shares of common stock at $0.896379 per share (the “March 2025 Offering”), generating gross proceeds in the amount of $1,000,000, before deducting underwriter’s fees and accountable expenses and other estimated expenses. The Company used the proceeds from the offering for working capital purposes. Upon closing of the March 2025 Offering, the Company paid $90,000 cash for underwriting, which consists of a total cash fee of $70,000, equal to seven percent (7%) of the aggregate gross proceeds raised in the March 2025 Offering and reimbursement of reasonable fees and expenses of $20,000 for the underwriter’s legal counsel and due diligence analysis expenses.

On May 2, 2025, the Company entered into a securities purchase agreement (the “May 2025 Securities Purchase Agreement”) with certain investors for the sale of 1,115,600 shares of common stock at approximately $0.524 per share and 9,380,582 pre-funded warrants (the “May 2025 Pre-Funded Warrants”) at approximately $0.523 per warrant (the “May 2025 Offering”). Up to the date of the unaudited condensed interim financial statements were issued, The Company received $4,478,000 in proceeds for subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through the reporting date included underwriter’s fees of $313,460 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. Net proceeds from the offering, after deducting these expenses, will be $5,095,000. As of September 30, 2025, the Company used the proceeds from the offering for working capital purposes.

Pursuant to the May 2025 Securities Purchase Agreement, the Company has agreed to use commercially reasonable efforts to, within sixty (60) calendar days after the date of the May 2025 Securities Purchase Agreement, file a registration statement on the appropriate form providing for the resale by the investors of the May 2025 Offering.

On May 11, 2025, the Company entered into a Common Stock Purchase Agreement with an investor, pursuant to which the Company shall have the right to require the investor to purchase, from time to time, up to a cumulative total of $300,000,000 worth of the Company’s common stock. The Company plans to use the proceeds from the offering, if any, to invest in Bitcoin and OFFICIAL TRUMP and for general corporate purposes. The common stock will be issued and sold by the Company to the investor pursuant to a registration statement effective under the Securities Act of 1933, as amended (the “Securities Act”) or, if there is no effective registration statement registering, or no current prospectus available for the issuance of the common stock issuable pursuant to the Agreement, in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. On September 29, 2025, the Company issued 39,189,344 shares of common stock for acquisition of Bitcoin, as disclosed below, in section “Acquisition of Pallas”.

On October 24, 2025, the Company entered into securities purchase agreements (the “October 2025 Securities Purchase Agreement”) with certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement (the “October 2025 Private Placement”), an aggregate of 1,333,334 shares of the Company’s common stock at a purchase price of $2.10 per share, for gross proceeds in the amount of $2,800,000. The Company plans to use the process for working capital and general corporate purposes.

Pursuant to the October 2025 Securities Purchase Agreement, the Company has agreed to use commercially reasonable efforts to, within sixty (60) calendar days after the date of the October 2025 Securities Purchase Agreement, file a registration statement on the appropriate form providing for the resale by the Investor of the Shares.

In connection with the October 2025 Private Placement, on October 24, 2025, the Company entered into a placement agency agreement (the “October 2025 Placement Agency Agreement”) with Univest (the “Placement Agent”). The Company agreed to pay the Placement Agent a total cash fee equal to seven percent (7%) of the aggregate gross proceeds raised in the October 2025 Private Placement. The Company has also agreed to reimburse the Placement Agent for all reasonable and out-of-pocket expenses incurred in connection with the Private Placement, including reasonable fees and expenses of the Placement Agent’s legal counsel and due diligence analysis up to $20,000. The Company also paid $40,000 legal fee to third party upon closing of the October 2025 Private Placement.

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

Acquisition of Pallas

On September 8 2025, the Company (the “Acquirer”), Pallas Capital Holding Ltd, a British Virgin Islands company incorporated on June 30, 2025 ( “Pallas” or the “Target”), and the shareholders of the Target (each a “Seller” and collectively, the “Sellers”) executed an agreement and plan of securities exchange (the “Share Exchange Agreement”, and the transactions contemplated thereby, collectively, the “Transaction”), pursuant to which, the Sellers wish to sell to the Acquirer, and the Acquirer wishes to purchase from the Sellers, 100% interest in and to the ordinary shares of the Target (the “Target Shares”). In exchange for the Target Shares, the Acquirer shall issue an aggregate of 39,189,344 shares of the Company’s common stock (the “GDC Shares”), of the Acquirer in book entry form in such amount and to such Sellers. On September 29, 2025, the Sellers transferred to Acquirer 10,000 shares of Target Shares, being all of the issued and outstanding ordinary shares of the Target, and received in exchange certificates representing the 39,189,344 GDC Shares. Thereafter, Pallas became a wholly-owned subsidiary of the Company.

Pallas was established for the primary purpose of holding digital assets as a long-term reserve, with the objective of achieving potential appreciation in value. As of September 30, 2025, Pallas held 7,500 units of Bitcoin.

The Transaction is accounted for as an asset acquisition, as the Target’s assets primarily consist of digital assets (Bitcoin). The purchase consideration is measured based on the fair value of the Company’s common stock issued as consideration.

Two shareholders of the Company, who beneficially own 11.4%, in the aggregate, of the outstanding shares of common stock of the Company, immediately before the execution of the Transaction, are the directors and share voting and dispositive power over the shares issued by the Target. Accordingly, the Transaction constitutes a related party transaction for the Company pursuant to Item 404 of Regulation S-K. Given the related party nature of the Transaction and the fact that the acquired digital assets are highly liquid and have observable market prices, management concluded that the fair value of the assets acquired is more reliably measurable than the fair value of the common stock issued as consideration.

As a result, management determined that the Transaction lacks commercial substance and, in substance, represents a capital contribution from the related shareholders. Accordingly, the excess of the fair value of the digital assets acquired over the fair value of the common stock issued is recorded as an increase in investment with a corresponding credit to additional paid-in capital.

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

Results of Operations

Three Months Ended September 30, 2025 vs. September 30, 2024

	For Three Months Ended September 30,		Amount	Percentage
	2025	2024	Change	Change
Selling and marketing expenses	$-	$(2,909)	$2,909	(100.0)%
General and administrative	(1,229,826)	(873,067)	(356,759)	40.9%
Research and development expense	(1,236,333)	(217,500)	(1,018,833)	468.4%
Other-than-temporary impairment losses	-	(2,756,986)	2,756,986	(100.0)%
Loss from operations	(2,466,159)	(3,850,462)	1,384,303	(36.0)%
Other income
Interest income	2,179	10,381	(8,202)	(79.0)%
Unrealized gain from digital assets	16,230,431	-	16,230,431	-%
Other income	16,232,610	10,381	16,222,229	156,268.5%
Income (loss) before income tax	13,766,451	(3,840,081)	17,606,532	(458.5)%
(Provision for) benefit from income taxes	(1,677,982)	748	(1,678,730)	(224,429.1)%
Net income (loss)	12,088,469	(3,839,333)	15,927,802	(414.9)%
Net loss attributable to noncontrolling interest	-	(98,134)	98,134	(100.0)%
Net income (loss) attributable to GD Culture Group Limited	12,088,469	(3,741,199)	15,829,668	(423.1)%

Operating Expenses

The Company’s operating expenses include selling and marketing (“S&M”) expenses, general and administrative (“G&A”) expenses, research and development (“R&D”) expenses. S&M expenses decreased to nil for the three months ended September 30, 2025, as compared to $2,909 for the three months ended September 30, 2024. The decrease was mainly due to the Company’s decreased inputs on brand marketing expenses. G&A expenses increased by $356,759 from $873,067 for the three months ended September 30, 2024 to $1,229,826 for the three months ended September 30, 2025, primarily due to the increase in short-term rental expenses, amortization of intangible assets and travel expenses. R&D expenses increased by $1,018,833, from $217,500 for the three months ended September 30, 2024 to $1,236,333 for the three months ended September 30, 2025. The increase was mainly attributable to research and development support activities for the newly purchased software, Chat Box and expenses incurred for development of AI immersive reading platform. This increase was partially offset by decreased inputs in research and development related to the Company’s artificial intelligence-based digital human application.

Other Income

The Company’s other income increased by $16,222,229, from $10,381 for the three months ended September 30, 2024, to $16,232,610, during the three months ended September 30, 2025. The increase was mainly due to the unrealized gain of $16,230,431 arising from fair value changes of digital assets, partially offset by the absence of interest income for the three months ended September 30, 2025, which had been earned from a loan to a third party in 2024.

Net Income (Loss)

The Company achieved profitability during the three months ended September 30, 2025, generating net income of $12,088,469, compared to a net loss of $3,839,333 for the three months ended September 30, 2024. The improvement in results was primarily attributable to an unrealized gain of $16,230,431 arising from fair value changes of digital assets and the absence of other-than-temporary impairment losses on intangible assets for the three months ended September 30, 2025, as compared to the same period in 2024.

Nine Months Ended September 30, 2025 vs. September 30, 2024

	For Nine Months Ended September 30,		Amount	Percentage
	2025	2024	Change	Change
Selling and marketing expenses	$(300,000)	$(2,402,909)	$2,102,909	(87.5)%
General and administrative	(3,190,433)	(4,345,438)	1,155,005	(26.6)%
Research and development expense	(1,469,666)	(652,500)	(817,166)	125.2%
Other-than-temporary impairment losses	-	(4,256,986)	4,256,986	(100.0)%
Loss from operations	(4,960,099)	(11,657,833)	6,697,734	(57.5)%
Other income
Interest income	6,476	45,383	(38,907)	(85.7)%
Unrealized gain from digital assets	16,230,431	-	16,230,431	-%
Other income	16,236,907	45,383	16,191,524	35,677.5%
Income (loss) before income tax	11,276,808	(11,612,450)	22,889,258	(197.1)%
Benefit from (provision for) income taxes	(1,664,903)	22,666	(1,687,569)	(7,445.4)%
Net income (loss)	9,611,905	(11,589,784)	21,201,689	(182.9)%
Net income (loss) attributable to noncontrolling interest	-	(284,776)	284,776	(100.0)%
Net income (loss) attributable to GD Culture Group Limited	9,611,905	(11,305,008)	20,916,913	(185.0)%

Operating Expenses

The Company’s operating expenses include selling and marketing (“S&M”) expenses, general and administrative (“G&A”) expenses, research and development (“R&D”) expenses. S&M expenses decreased to $300,000 for the nine months ended September 30, 2025, compared to $2,402,909 for the nine months ended September 30, 2024. The decrease was mainly due to the Company decreased inputs on digital human and e-commerce live streaming marketing and advertising due to the uncertainty surrounding TikTok’s potential exit from the U.S. G&A expenses decreased by $1,155,005 from $4,345,438 for the nine months ended September 30, 2024 to $3,190,433 for the nine months ended September 30, 2025. The decrease was mainly due to the decrease in the professional service fee, partially offset by the increase in amortization of intangible assets and short-term lease expenses. R&D expenses increased to $1,469,666 for the nine months ended September 30, 2025, compared to $652,500 for the nine months ended September 30, 2024. The increase was mainly due to research and development support activities for the newly purchased software, Chat Box and expenses incurred for development of AI immersive reading platform. This increase was partially offset by the decreased inputs on research and development about our artificial intelligence based digital human application.

Other Income

The Company’s other income increased by $16,191,524 during the nine months ended September 30, 2025, from $45,383 for the nine months ended September 30, 2024, to $16,236,907 for the nine months ended September 30, 2025. The increase was mainly due to the unrealized gain of $16,230,431 arising from fair value changes of digital assets, partially offset by the absence of interest income for the nine months ended September 30, 2025, which had been earned from a loan to a third party in 2024.

Net Income (Loss)

The Company achieved profitability during the nine months ended September 30, 2025, generating net income of $9,611,905, compared to a net loss of $11,589,784 for the three months ended September 30, 2024. The improvement in results was mainly driven by an increase in the unrealized gain arising from fair value changes of digital assets, the absence of other-than-temporary impairment losses on intangible assets and convertible notes for the nine months ended September 30, 2025, as compared to the same period in 2024.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $225,072 in its operating bank accounts and working capital deficit of approximately $2.3 million. From September 2024 to January 2025, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), lent $399,485 to the Company through six loan agreements, for working capital purposes. Pursuant to the loan agreements, these loans are non-interest bearing and will be due from September 2025 to January 2026, respectively. From March 2025 to May 2025, the Company repaid $399,485 in full to the CEO. Up to the date of the unaudited interim condensed consolidated financial statements were issued, there was no outstanding loan from the CEO.

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

On March 4, 2025, the Company sold 1,115,600 shares of common stock at $0.896379 per share, generating gross proceeds of $1,000,000. The Company received net proceeds of $910,000 after deducting underwriter’s fees of $70,000 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence analysis expenses. The Company used the proceeds from the offering for working capital purposes.

On May 2, 2025, the Company completed a securities offering in which it agreed to sell (i) 1,115,600 shares of its common stock at a purchase price of approximately $0.524 per share and (ii) 9,380,582 pre-funded warrants at a purchase price of approximately $0.523 per warrant. Up to the date of the unaudited condensed interim financial statements were issued, The Company received $4,478,000 in proceeds for subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants, with $17,390 still outstanding and receivable from the investor. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through September 30, 2025 included underwriter’s fees of $313,343 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. After deducting these expenses, net proceeds from the offering (excluding the receivable of $17,390 from the investor) amounted to $4,143,657. As of September 30, 2025, the Company used the proceeds from the offering for working capital purposes.

On October 24, 2025, the Company sold 1,333,334 shares of common stock at $2.1 per share, generating gross proceeds of $2.8 million. The Company received net proceeds of approximately $2.5 million after deducting underwriter’s fees of $196,000 and other offering costs of $60,000. The Company plans to use the proceeds from the offering for working capital purposes.

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

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(4,601,671)	$(5,324,096)
Net cash used in investing activities	-	(650,000)
Net cash provided by financing activities	4,804,172	830,533
Effect of exchange rate change on cash and cash equivalents	33	14
Net change in cash and cash equivalents	$202,534	$(5,143,549)

Operating activities

Net cash used in operating activities was approximately $4.6 million for the nine months ended September 30, 2025, as compared to approximately $5.3 million net cash used in operating activities for the nine months ended September 30, 2024. Net income for the nine months ended September 30, 2025 was approximately $9.6 million, as compared to a net loss of approximately $11.6 million for the nine months ended September 30, 2024. Adjustments to reconcile net income (loss) to net cash used in operating activities decreased by approximately $20.5 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, mainly due to (i) the unrealized gain arising from fair value changes of digital assets for the nine months ended September 30, 2025 of approximately $16.2 million, (ii) the decreased other-than-temporary impairment losses from convertible note and intangible assets of approximately $4.3 million. Changes in operating assets and liabilities remained relatively flat for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Specifically, the decrease in prepaid expenses and other current assets was largely offset by the increase in income taxes payable, resulting in minimal net impact on operating cash flows.

Investing activities

Net cash used in investing activities was nil for the nine months ended September 30, 2025, as compared to approximately $0.7 million for the nine months ended September 30, 2024. The decrease in net cash used in investing activities was due to the absence of the loan to a third party for the nine months ended September 30, 2025, as compared to the same period of 2024.

Financing activities

Net cash provided by financing activities was approximately $4.8 million for the nine months ended September 30, 2025, compared to approximately $0.8 million for the nine months ended September 30, 2024. The increase was mainly caused by i) an increase in proceeds from issuance of common stock, which rose by approximately $0.7 million to approximately $1.5 million for the nine months ended September 30, 2025, compared to approximately $0.8 million in the same period of 2024; ii) proceeds from issuance of prefunded warrants, which totaled approximately $3.6 million in the nine months ended September 30, 2025, compared to nil for the nine months ended September 30, 2024. These increase in the cash provided by financing activities were partially offset by a repayment to a related party of $0.4 million.

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

Impairment of long-lived assets

The Company’s determination of whether or not an indication of impairment exists at the cash generating unit level requires significant management judgment pertaining to intangible assets, including a software copyright of AI Box, which is used for online living-stream and a software copyright of Chat Box, which is used for online interactive entertainment scenarios, as well as the operating Right-of-use (“ROU”) assets, including the offices of the Company. Management considers both external and internal sources of information in assessing whether there are any indications that the Company’s intangible assets and ROU assets are impaired. Based on the evaluation, the Company recognized impairment losses in long-lived assets of nil and $2,756,986, respectively, for the nine months ended September 30, 2025 and 2024.

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

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated balance sheets, statements of operations and comprehensive income (loss) and statements of cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 4, 2025, the Company issued 1,115,600 shares of common stock at $0.896379 per share pursuant to a securities purchase agreement with certain investor dated March 4, 2025. The Company received gross proceeds in the amount of $1,000,000, before deducting placement agent’s fees and accountable expenses and other estimated expenses, and used the proceeds from the offering for working capital purposes. The securities were issued and sold by the Company to the investor in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

On April 28, 2025, the Company entered into a software purchase agreement with Gongzheng Xu and Qing Wang, who are unaffiliated with the Company. Pursuant to the agreement, the Company purchased and the seller sold all of the sellers’ right, title, and interest in and to the certain software (the “Chat Box”). The purchase price of the software was $5,768,536.20, payable in the form of issuance of 2,444,295 shares of common stock of the Company, valued at $2.36 per share, the closing bid price of the Company’s common stock on April 25, 2025. The Company plans to use the Chat Box to develop its AI business. On April 28, 2025, the Company issued 2,444,295 shares of common stock and the transaction was completed. The common stock were issued and sold by the Company in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder.

On May 2, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell 1,115,600 shares of common stock at $0.524 per share and 9,380,582 pre-funded warrants at $0.523 per warrant. The Company completed its first closing of the Shares and 7,468,536 pre-funded warrants on May 8, 2025, and received gross proceeds in the amount of $4,478,000 before deducting placement agent’s fees and accountable expenses and other estimated expenses. The Company used the proceeds from the offering for working capital purposes. The common stock and pre-funded warrants were issued and sold by the Company in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

On September 8 2025, the Company, Pallas, and the shareholders of Pallas (each a “Seller” and collectively, the “Sellers”) executed an agreement and plan of securities exchange (the “Share Exchange Agreement”, and the transactions contemplated thereby, collectively, the “Transaction”), pursuant to which, the Sellers wish to sell to the Company, and the Company wishes to purchase from the Sellers, 100% interest in and to the ordinary shares of the Target (the “Target Shares”). In exchange for the Target Shares, the Company shall issue an aggregate of 39,189,344 shares of the Company’s common stock (the “GDC Shares”), of the Company in book entry form in such amount and to such Sellers. On September 29, 2025, the Sellers transferred to the Company 10,000 ordinary shares, being all of the issued and outstanding ordinary shares of the Target, and received in exchange certificates representing the 39,189,344 GDC Shares. Thereafter, Pallas became a wholly-owned subsidiary of the Company. Pursuant to the Share Exchange Agreement, the Company’s issuances of GDC Shares were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof, and Regulation D for transactions not involving a public offering or Regulation S thereunder, as applicable. Each Seller was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of the shares of common stock sold outside the United States, not a “U.S. person” in accordance with Regulation S under the Securities Act and (ii) acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with the issuance and sale of GDC Shares.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2025.

GD CULTURE GROUP LIMITED

Date: November 3, 2025	By:	/s/ Xiaojian Wang
	Name:	Xiaojian Wang
	Title:	Chief Executive Officer, President and
Chairman of the Board

Date: November 3, 2025	By:	/s/ Zihao Zhao
	Name:	Zihao Zhao
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)