Form 10-K
period 2025-12-31
GD Culture Group Ltd
filed 2026-03-27
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-37513

GD CULTURE GROUP LIMITED

(Exact name of registrant as specified in its charter)

Nevada	47-3709051
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Town Square Place, Suite #1203 Jersey City	NJ 07310
(Address of principal executive offices)	(Zip Code)

+1-347-2590292

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GDC	Nasdaq Capital Market

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $ 3.76 as of the trading day immediately preceding June 30, 2025, as reported on the Nasdaq Capital Market, was $ 63,150,828.08.

As of March 27, 2026, there were 60,759,711 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

Conventions that Apply to this Annual Report

Unless otherwise indicated or the context requires otherwise, references in this annual report (the “Report”) to:

●	“AI Catalysis” are to AI Catalysis Corp., a Nevada company, which is wholly owned by GDC;

●	“Citi Profit” are to Citi Profit Investment Holding Limited, a British Virgin Islands company, which is wholly owned by GDC;

●	“GDC” and the “Company” are to GD Culture Group Limited (formerly known as JM Global Holding Company, TMSR Holding Company Limited and Code Chain New Continent Limited), a Nevada corporation;

●	“Highlight HK” are to Highlights Culture Holding Co., Limited, a Hong Kong SAR company, which is wholly owned by Citi Profit;

●	“Highlight WFOE” are to Shanghai Highlight Entertainment Co., Ltd., a PRC company, which is wholly owned by Highlight HK;

●	“Hong Kong” or “Hong Kong SAR” are to Hong Kong Special Administrative Region of People’s Republic of China;

●	“Pallas” are to Pallas Capital Holding Ltd, a British Virgin Islands company, which is wholly owned by GDC;

●	“PRC” or “China” are to the People’s Republic of China, including Hong Kong SAR and Macau, but excluding, for the purpose of this Report, Taiwan;

●	“RMB” or “Renminbi” are to the legal currency of China;

●	“Shanghai Xianzhui” are to Shanghai Xianzhui Technology Co., Ltd., a joint venture, of which Highlight Entertainment Co. Ltd. owns 73.3333% of the total equity interest;

●	“we”, “our”, “us” are to the Company and its subsidiaries; and

●	“$”, “US$” or “U.S. Dollars” are to the legal currency of the United States.

ii

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Report contains statements that may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. These statements relate to anticipated future events, future results of operations and/or future financial performance. In some cases, you can identify forward-looking statements by their use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “ought to,” “plan,” “possible,” “potentially,” “predicts,” “project,” “should,” “will,” “would,” negatives of such terms or other similar terms. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Report include, without limitation, statements relating to:

●	our goals and strategies;

●	our future business development, results of operations and financial condition;

●	our estimates regarding expenses, future revenues, capital requirements and our need for additional financing;

●	our estimates regarding the market opportunity for our services;

●	the impact of government laws and regulations;

●	our ability to recruit and retain qualified personnel;

●	our failure to comply with regulatory guidelines;

●	uncertainty in industry demand;

●	general economic and market conditions in the virtual content production industry;

●	future sales of large blocks of our securities, which may adversely impact our share price; and

●	depth of the trading market in our securities.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions, and subject to risks and uncertainties, including those described in Item 1A “Risk Factors.”

You should not unduly rely on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements after the date of this Report for any reason, to conform these statements to actual results or to changes in our expectations.

iii

PART I

Item 1. Business

Overview

GD Culture Group Limited (formerly known as JM Global Holding Company, TMSR Holding Company Limited, and Code Chain New Continent Limited) is a Nevada company that conducts its operations primarily in the United States, both directly and indirectly through its subsidiary, AI Catalysis Corp., a Nevada corporation. The Company also maintains a subsidiary, Shanghai Xianzhui Technology Co., Ltd. in China. This subsidiary previously engaged in marketing-related services but does not currently conduct business operations and has no material operating activities. The substantial majority of the Company’s operations are located in the United States. Investors are cautioned that you are not purchasing equity in a China based operating company, but rather shares of a Nevada corporation whose business operations are conducted in the United States through the Company and its active U.S. subsidiary. This structure may involve risks that could impact investors.

Prior to September 28, 2022, Makesi IoT Technology (Shanghai) Co., Ltd., a then indirect subsidiary of the Company (“Makesi WFOE”), had a series of contractual arrangement with Sichuan Wuge Network Games Co., Ltd. (“Wuge”) and its shareholders that established a variable interest entity (the “VIE”) structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Wuge. Accordingly, under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Company treated Wuge as the consolidated affiliated entity and had consolidated Wuge’s financial statements prior to September 28, 2022. Wuge focused its business on research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs. On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE Agreements and to cancel the shares previously issued to the shareholders of Wuge, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

Prior to June 26, 2023, Makesi WFOE had a series of contractual arrangements with Shanghai Yuanma Food and Beverage Management Co., Ltd. (“Yuan Ma”) and its shareholders that established a VIE structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Yuan Ma. Accordingly, under U.S. GAAP, the Company treated Yuan Ma as the consolidated affiliated entity and had consolidated Yuan Ma’s financial results in the Company’s consolidated financial statements prior to June 26, 2023. On June 26, 2023, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR Holdings Limited (“TMSR HK”), which owned 100% equity interest in Makesi WFOE. The purchase price for the transaction contemplated by the Agreement was $100,000. The sale of TMSR HK did not have any material impact on the Company’s consolidated financial statements.

Prior to September 26, 2023, Highlight WFOE had a series of contractual arrangements with Shanghai Highlight Media Co., Ltd.(“Highlight Media”) and its shareholders that established a VIE structure. For accounting purposes, Highlight WFOE was the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, the Company treated Highlight Media as the consolidated affiliated entity and had consolidated Highlight Media’s financial results in the Company’s financial statements prior to September 26, 2023. Highlight Media was an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic self-media operation, digital face application, large-scale exhibition services and other businesses. On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sold the interest in the VIE Agreements for a purchase price of $100,000. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

On September 29, 2025, the Company completed the acquisition of Pallas Capital Holding Ltd, a British Virgin Islands company (“Pallas”), pursuant to a Share Exchange Agreement dated September 10, 2025, in exchange for an aggregate of 39,189,344 shares of the Company’s common stock. Pallas was established for the primary purpose of holding digital assets as a long-term reserve, and as of December 31, 2025, Pallas held 7,500 units of Bitcoin.

As of December 31, 2025 and as of the date of this Report, we do not have a VIE structure.

It should be noted that Chinese regulatory authorities could change the rules and regulations regarding foreign ownership in the industry in which the Company operates, which would likely result in a material change in our operations and/or a material change in the value of the securities we are registering for sale, including that it could cause the value of such securities to significantly decline or become worthless. Investors in our common stock should be aware that they do not directly hold equity interests in the operating subsidiaries in Nevada and China, but rather are purchasing equity in GD Culture Group Limited, our Nevada company, which directly and indirectly owns 100% and 73.33% equity interests in the operating subsidiaries in Nevada and China, respectively. See “Risk Factors — Risks Related to Doing Business in China” beginning on page 29.

The PRC government plays a significant role in regulating industrial development and shaping the macroeconomic environment through implementing relevant policies. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions and the implementation of economic policies in the future could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties. See “Risk Factors — Risks Related to Doing Business in China — Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China could limit the legal protection available to you and us ” on page 32 and “Given the PRC government’s role in regulating industrial development, the evolving regulatory framework could result in a material change in the operations of Shanghai Xianzhui and/or the value of our common stock” on page 33.

We are subject to certain legal and operational risks associated with our operations in China, including those changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition and results of operations. The PRC legal system is continuously evolving, and the interpretation and enforcement of certain laws and regulations may be subject to changes, and therefore, these risks could result in a material change in our operations and/or the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our ordinary shares to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

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

On July 7, 2022, the Measures for the Security Assessment of Outbound Data Transfers, or the Measures, was published and became effective on September 1, 2022, which requires security assessment of outbound data transfers in cases, among others, outbound transfer of personal information by a critical information infrastructure operator or a personal information processor who has processed the personal information of more than one million people.

On March 22, 2024, the Cyberspace Administration of China promulgated the Provisions on Promoting and Regulating Cross-Border Data Flows, which stipulate certain scenarios that are exempt from the aforementioned security assessment, standard contract, and personal information protection certification requirements. Under these provisions, outbound data transfers for specific operational purposes, such as cross-border e-commerce, cross-border remittance, and cross-border human resource management, are not subject to such requirements, provided that no “important data” is involved.

On September 24, 2024, the State Council promulgated the Regulations on the Network Data Security Management (the “Data Security Management Regulations”), which became effective on January 1, 2025. Pursuant to the Data Security Management Regulations, network data processing activities refer to activities such as the collection, storage, use, processing, transmission, provision, disclosure, and deletion of data. Network data processors refer to individuals or organizations that independently determine the purposes and methods of data processing activities. Network data processors conducting any data processing activities that affect or may affect national security shall undergo national security review in accordance with relevant national regulations. Where it is indeed necessary to transfer any important data collected and generated within the territory of the PRC to an overseas party, the security assessment of outbound data transfer organized by the national cyberspace administration department shall be passed.

It is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that we will not be subject to cybersecurity review or the security assessment for outbound data transfers with the CAC, given that: (i) Shanghai Xianzhui does not possess and does not anticipate that it will possess a large amount of personal information in our business operations , (ii) data processed in Shanghai Xianzhui’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities, and (iii) any cross-border data transfers conducted in our ordinary course of business fall under the exemptions provided by the Provisions on Promoting and Regulating Cross-Border Data Flows. In addition, for the same reasons, we are not subject to network data security review by the CAC pursuant to Data Security Management Regulations. See “Risk factors — Risk Factors Related to Doing Business in China — Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers or face other penalties.”

On February 17, 2023, the China Securities Regulatory Commission, or the CSRC, announced the Circular on the Administrative Arrangements for Filing of Securities Offering and Listing by Domestic Companies, or the Circular, and released a set of new regulations which consists of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines. On the same date, the CSRC also released the Notice on the Arrangements for the Filing Management of Overseas Listing of Domestic Companies, or the Notice. The Trial Measures came into effect on March 31, 2023. The Trial Measures refine the regulatory system by subjecting both direct and indirect overseas offering and listing activities to the CSRC filing-based administration. Requirements for filing entities, time points and procedures are specified. A PRC domestic company that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC per the requirements of the Trial Measures. Where a PRC domestic company seeks to indirectly offer and list securities in overseas markets, the issuer shall designate a major domestic operating entity, which shall, as the domestic responsible entity, file with the CSRC. The Trial Measures also lay out requirements for the reporting of material events. Breaches of the Trial Measures, such as offering and listing securities overseas without fulfilling the filing procedures, shall bear legal liabilities, including a fine between RMB1.0 million (approximately $150,000) and RMB10.0 million (approximately $1.5 million), and the Trial Measures increase the cost for offenders by enforcing accountability with administrative penalties and incorporating the compliance status of relevant market participants into the Securities Market Integrity Archives.

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

It is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that because the Company is not a company registered and formed in the territory of China, its continued listing on Nasdaq and future offerings are not “direct overseas offering and listing of domestic enterprises” as defined under the Trial Measures. Furthermore, according to Article 2 of the Trial Measures, the “indirect overseas offering and listing of domestic enterprises” refers to the overseas offering and listing of enterprises whose main business activities are in China, in the name of enterprises registered overseas, which offering and listing are based on the equity, assets, income or other similar rights and interests of the domestic enterprises. According to Article 15 of the Trial Measures, if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an “indirect overseas offering and listing of domestic enterprises”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China. The Company does not meet both the requirements under Article 15 of the Trial Measures and therefore its continued listing on Nasdaq and future offerings are not an “Indirect overseas offering and listing of domestic enterprises”, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2025 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, it is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that we are not required to complete the record filing requirement under the Trial Measures. However, if we inadvertently conclude that such filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to complete the filing procedures in the future, we may be subject to investigations by the regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. See “Risk Factors — Risks Related to Doing Business in China”.

As of the date of this Report, it is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. It is also the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that except for the business license mentioned in “Item 1. Business – Governmental Regulations in the PRC – Regulations on Business License” in this Report, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. It is the further opinion of our PRC counsel, Jiangsu Junjin Law Firm, that no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Item 1. Business – Governmental Regulations in the PRC – Regulations on Mergers & Acquisitions and Overseas Listings” and “Item 1. Business – Governmental Regulations in the PRC – Regulations on Cybersecurity Review” in this Report. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

Furthermore, since 2021, the Chinese government has strengthened its anti-monopoly supervision, mainly in three aspects: (1) establishing the National Anti-Monopoly Bureau; (2) revising and promulgating anti-monopoly laws and regulations, including: the amended Anti-Monopoly Law (which was promulgated on June 24, 2022 and became effective on August 1, 2022), the anti-monopoly guidelines for various industries, and the detailed Rules for the Implementation of the Fair Competition Review System; and (3) enhancing the anti-monopoly law enforcement in the platform economy and among large enterprises. As of the date of this Report, the Chinese government’s recent statements and regulatory actions related to anti-monopoly concerns have not impacted our ability to conduct business, accept foreign investments, or list on a U.S. or other foreign exchange because neither the Company nor its PRC subsidiary engages in monopolistic behaviors that are subject to these statements or regulatory actions.

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. This summary does not address all of the risks that we face. Please refer to the information contained in and incorporated by reference under the heading “Risk Factors” on page 27 of this Report.

Risks Related to Doing Business in China

Risks related to doing business in China, beginning on page 29 of this Report, include but are not limited to the following:

●	We may rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock. To the extent cash or assets in the business is in the PRC/Hong Kong or a PRC/Hong Kong entity, the funds or assets may not be available to fund operations or for other use outside of the PRC/Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash or assets (see page 27 of this Report).

●	PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from future financing activities to make loans or additional capital contributions to our PRC operating subsidiary (see page 29 of this Report).

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations (see page 30 of this Report).

●	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders (see page 31 of this Report).

●	We must comply with the Foreign Corrupt Practices Act and Chinese anti-corruption laws (see page 32 of this Report).

●	Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China could limit the legal protection available to you and us (see page 32 of this Report).

●	Our business may be materially and adversely affected if our PRC subsidiaries declare bankruptcy or become subject to a dissolution or liquidation proceeding (see page 32 of this Report).

●	Given the PRC government’s role in regulating industrial development, the evolving regulatory framework could result in a material change in the operations of Shanghai Xianzhui and/or the value of our common stock (see page 33 of this Report).

●	The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if Shanghai Xianzhui or GDC were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors (see page 33 of this Report).

●	Increases in labor costs in the PRC may adversely affect our business and results of operations (see page 35 of this Report).

●	PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law (see page 35 of this Report).

●	Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers and face other penalties (see page 36 of this Report).

●	If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, listing and future offerings and our reputation and could result in a loss of your investment in our common stock, especially if such matter cannot be addressed and resolved favorably (see page 40 of this Report).

●	If the PRC government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China based issuers, such action may significantly limit or completely hinder our ability to offer or continue to offer ordinary shares to investors and cause the value of our ordinary shares to significantly decline or be worthless (see page 43 of this Report).

●	The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). With such rules in effect, the PRC regulatory authorities may enhance supervision and administration over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless (see page 39 of this Report).

●	The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Although the audit report included in this annual report was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our common stock may be delisted or prohibited from trading (see page 40 of this Report).

●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China (see page 41 of this Report).

●	The unwinding and disposal of our previous VIE structure may not be liability-free and we may be deemed to be in violation of PRC laws regulating our industry and operations (see page 44 of this Report).

Business Overview

GDC operates through the Company and its subsidiary, AI Catalysis Corp. GDC also maintains its subsidiary, Shanghai Xianzhui in China. which does not currently conduct business operations and has no material operating activities. Historically, the Company focused on (i) AI-driven digital human creation and customization and (ii) live streaming and e-commerce.

In January 2025, the Company discontinued its online livestreaming gaming business following a strategic review. Previously released games and related content remain accessible but are no longer being updated.

The Company is currently undergoing a strategic transition toward leveraging its artificial intelligence and virtual content generation technologies to enter the interactive reading and narrative entertainment market. This shift reflects the Company’s continued focus on innovation and delivering value to users through advanced AI-enabled products and services.

Corporate Information

Our principal executive office is located at 111 Town Square Place, Suite #1203, Jersey City, NJ 07310, and our telephone number is: +1-347-2590292.

Corporate History and Structure

The following is an organizational chart setting forth our corporate structure as of the date of this Report.

GD Culture Group Limited
(Nevada)
("GDC")
(Entity which investors are purchasing interest)
100%
Citi Profit Investment Holding Limited
(BVI)
("Citi Profit")
100%
AI Catalysis Corp.
(Nevada)
("AI Catalysis")
(Operating Entity)
100%
Pallas Capital Holding Ltd.
(BVI)
("Pallas")
100%
Highlights Culture Holding Co,. Limited
(HK)
("Highlight HK")
100%
Shanghai Highlight Entertainment Co,. Ltd
(PRC)
("Highlight WFOE")
73.33%
Shanghai Xianzhui Technology Co,. Ltd
(PRC)
("Shanghai Xianzhui")
(Operating Entity)
6.66%
Beijing Hehe Property Management Co,. Ltd
("Beijing Hehe")
20%
Tianjing Yuese Jewelry Co. Ltd
("Tianjing Yuese")

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

Shanghai Xianzhui is a company formed under the laws of the PRC in August 2023 for social media marketing purposes. It is a joint venture, and as of the date of this Report, Highlight WFOE owns 73.3333% of the total equity interest of Shanghai Xianzhui.

AI Catalysis is a company formed under the laws of Nevada in May 2023, and is a wholly-owned subsidiary of GDC. It is an operating company focusing on AI-driven digital human creation and customization and live streaming and e-commerce.

Pallas is a company formed under the laws of the British Virgin Islands in June 2025, acquired by GDC on September 29, 2025, and is a wholly-owned subsidiary of GDC. Pallas was established for the primary purpose of holding digital assets as a long-term reserve, with the objective of achieving potential appreciation in value. As of December 31, 2025, Pallas held 7,500 units of Bitcoin.

For a description of recent material developments, see “Recent Developments” below.

Recent Regulatory Developments

On December 28, 2021, the CAC, the National Development and Reform Commission (“NDRC”), and several other administrations jointly issued the revised Measures for Cybersecurity Review, or the Revised Review Measures, which became effective and has replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. As the interpretation and implementation of the Revised Review Measures are continuously evolving, uncertainties exist with respect to their application in specific practices. For example, it is unclear whether the requirement of cybersecurity review applies to follow-on offerings by an “online platform operator” that is in possession of personal data of more than one million users where the offshore holding company of such operator is already listed overseas. Furthermore, on September 24, 2024, the State Council promulgated the Regulations on the Network Data Security Management (the “Data Security Management Regulations”), which became effective on January 1, 2025. Pursuant to the Data Security Management Regulations, network data processing activities refer to activities such as the collection, storage, use, processing, transmission, provision, disclosure, and deletion of data. Network data processors refer to individuals or organizations that independently determine the purposes and methods of data processing activities. Network data processors conducting any data processing activities that affect or may affect national security shall undergo national security review in accordance with relevant national regulations. Where it is indeed necessary to transfer any important data collected and generated within the territory of the PRC to an overseas party, the security assessment of outbound data transfer organized by the national cyberspace administration department shall be passed.

It is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that we will not be subject to cybersecurity review with the CAC, given that: (i) Shanghai Xianzhui does not possess and does not anticipate that it will possess a large amount of personal information in our business operations and (ii) data processed in Shanghai Xianzhui’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, for the same reasons, we are not subject to network data security review by the CAC pursuant to Data Security Management Regulations. However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities. See “Risk factors — Risk Factors Related to Doing Business in China — Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers or face other penalties.”

On July 6, 2021, the relevant PRC governmental authorities made public the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. Following the issuance of these opinions, the CSRC promulgated the Trial Measures in February 2023 to regulate overseas securities offerings and listings. However, the interpretation and implementation of these opinions and related evolving regulations may be subject to further clarification. As of the date of this Report, we have not received any inquiry, notice, warning, or sanctions regarding listing abroad or offshore offering from the CSRC, the CAC, or any other PRC governmental authorities. See “Risk Factors — Risk Factors Related to Doing Business in China — The PRC government plays a significant role in regulating our industry and guiding business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if Shanghai Xianzhui or GDC were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.”

On February 17, 2023, the CSRC released the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. As a listed company, we believe that we and all of our PRC subsidiaries are not required to fulfill filing procedures with the CSRC to continue to offer our securities, or continue listing on the Nasdaq Capital Market. However, there are substantial uncertainties regarding the interpretation and application of the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (“M&A Rules”), other PRC Laws and future PRC laws and regulations, and there can be no assurance that any governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein. See “Risk Factors - Risk Factors Relating to Doing Business in China - The CSRC has released the Trial Measures. With such rules in effect, the PRC regulatory authorities may enhance supervision and administration over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.”

In addition, an overseas-listed company must also submit the filing with respect to its follow-on offerings, issuance of convertible corporate bonds and exchangeable bonds, and other equivalent offering activities, within the time frame specified by the Trial Measures.

It is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that because the Company is not a company registered and formed in the territory of China, its continued listing on Nasdaq and future offerings are not “direct overseas offering and listing of domestic enterprises” as defined under the Trial Measures. Furthermore, according to Article 2 of the Trial Measures, the “indirect overseas offering and listing of domestic enterprises” refers to the overseas offering and listing of enterprises whose main business activities are in China, in the name of enterprises registered overseas, which offering and listing are based on the equity, assets, income or other similar rights and interests of the domestic enterprises. According to Article 15 of the Trial Measures, if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an “indirect overseas offering and listing of domestic enterprises”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China. The Company does not meet both the requirements under Article 15 of the Trial Measures and therefore its continued listing on Nasdaq and future offerings are not an “Indirect overseas offering and listing of domestic enterprises”, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2025 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, it is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that we are not required to complete the record filing requirement under the Trial Measures. However, if we inadvertently conclude that such filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to complete the filing procedures in the future, we may be subject to investigations by the regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. See “Risk Factors — Risks Related to Doing Business in China”.

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

Our current auditor, GGF, the independent registered public accounting firm that issued the audit report included in our Annual Report, as a firm registered with the PCAOB (PCAOB ID: 2729), is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with applicable professional standards.   If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities. See “Risk Factors—Risks Related to Doing Business in China — The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies.”

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

Under the laws of the British Virgin Islands, our BVI subsidiary and a direct subsidiary of GDC, Citi Profit, may pay a dividend to GDC out of profit, provided that in no circumstances may a dividend be paid if this would result in Citi Profit being unable to pay its debts due in the ordinary course of business. Under the laws of the British Virgin Islands, our BVI subsidiary, Pallas, may pay a dividend to GDC out of profit, provided that in no circumstances may a dividend be paid if this would result in Pallas being unable to pay its debts due in the ordinary course of business.

Under the laws of Hong Kong, our Hong Kong subsidiary and a direct subsidiary of Citi Profit, Highlight HK, is permitted, to provide funding to Citi Profit through dividends distribution out of its profits. Under the current practices of the Hong Kong Inland Revenue Department, no tax is payable in Hong Kong in respect of dividends paid to Citi Profit as a British Virgin Islands company.

Under PRC laws and regulations, our PRC subsidiaries, Highlight WFOE (a direct subsidiary of Citi Profit), and Shanghai Xianzhui (a direct subsidiary of Highlight WFOE), may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations. Further, our PRC subsidiaries are required to make appropriations to certain statutory reserve funds or may make appropriations to certain discretionary funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Remittance of dividends by a wholly foreign-owned enterprise out of China is also subject to examination by the banks designated by the State Administration of Foreign Exchange, or SAFE.

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

Under PRC law, Highlight WFOE and Shanghai Xianzhui may be funded through capital contributions by their immediate parent company or loans, subject to satisfaction of applicable government registration and approval requirements. Before providing loans to our PRC subsidiaries, we will be required to make filings about details of the loans with the SAFE in accordance with relevant PRC laws and regulations.

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

GDC is permitted under the laws of Nevada to provide funding to Citi Profit and Pallas through capital contributions or to other companies within our corporate structure through loans without restrictions on the amount of the funds and such funding is not subject to government registration or filing requirements under the laws of the Nevada.

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

Prior to September 28, 2022, Makesi IoT Technology (Shanghai) Co., Ltd., a then indirect subsidiary of the Company (“Makesi WFOE”), had a series of contractual arrangement with Sichuan Wuge Network Games Co., Ltd. (“Wuge”) and its shareholders that established a variable interest entity (the “VIE”) structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Wuge. Accordingly, under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Company treated Wuge as the consolidated affiliated entity and had consolidated Wuge’s financial statements prior to September 28, 2022. Wuge focused its business on research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs. On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE Agreements and to cancel the shares previously issued to the shareholders of Wuge, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

Prior to June 26, 2023, Makesi WFOE had a series of contractual arrangement with Shanghai Yuanma Food and Beverage Management Co., Ltd. (“Yuan Ma”) and its shareholders that established a VIE structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Yuan Ma. Accordingly, under U.S. GAAP, the Company treated Yuan Ma as the consolidated affiliated entity and had consolidated Yuan Ma’s financial results in the Company’s consolidated financial statements prior to June 26, 2023. On June 26, 2023, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR Holdings Limited (“TMSR HK”), which owned 100% equity interest in Makesi WFOE. The purchase price for the transaction contemplated by the Agreement was $100,000. The sale of TMSR HK did not have any material impact on the Company’s consolidated financial statements.

Prior to September 26, 2023, Highlight WFOE had a series of contractual arrangement with Highlight Media and its shareholders that established a VIE structure. For accounting purposes, Highlight WFOE was the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, the Company treated Highlight Media as the consolidated affiliated entity and had consolidated Highlight Media’s financial results in the Company’s financial statements prior to September 26, 2023. Highlight Media was an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic self-media operation, digital face application, large-scale exhibition services and other businesses. On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sold the interest in the VIE Agreements for a purchase price of $100,000. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

As of December 31, 2025 and as of the date of this Report, we do not have a VIE structure.

During the fiscal year ended December 31, 2025, GDC made a cash transfer of $11,000 to AI Catalysis Corp. Other than this transfer, no other assets were transferred between GDC and its subsidiaries. No amounts owed under any previous VIE agreements were settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

During the fiscal years ended December 31, 2024, there was no transfer of assets between GDC and its subsidiaries. No amounts owed under any previous VIE agreements were settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

If our subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

See also “Risk Factors — Risks Related to Our Corporate Structure — We may rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock” on page 27 of this Report, and “Risk Factors — Risks Related to Doing Business in China — “PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from future financing activities to make loans or additional capital contributions to our PRC operating subsidiary” on page 29 of this Report.

Our Products and Services

GDC operates in the following distinct business sectors through the Company and two subsidiaries, AI Catalysis Corp. and Shanghai Xianzhui: 1) AI-driven digital human creation and customization; and 2) Live streaming and e-commerce. In January 2025, the Company announced its decision to discontinue the online livestreaming gaming business after conducting a comprehensive assessment. The Company is currently undergoing a strategic transition toward leveraging its artificial intelligence and virtual content generation technologies to enter the interactive reading and narrative entertainment market.

The Company is currently developing a platform designed to enable creators to produce interactive, game-like reading experiences for end users. The platform is intended to provide creators with a suite of AI-powered content creation tools developed by the Company. These tools are designed to assist creators in generating narrative structures, story plots, and visual assets that accompany the storyline. In addition, the platform will incorporate AI-driven dialogue systems that enable readers to interact with characters within the story environment. Through these capabilities, readers will be able to engage in dynamic conversations with story characters, with the dialogue functionality supported by advanced natural language processing technologies, including large language models. This interaction is expected to create a more immersive and personalized storytelling experience, where reader choices and interactions may influence story progression. The Company believes that the integration of AI-assisted content creation tools with interactive storytelling technology may lower barriers for creators to develop complex narrative experiences while providing users with a more engaging form of digital entertainment. The Company is currently in the development stage of this platform, and there can be no assurance that the product will achieve commercial success or generate significant revenue in the future.

The Company is currently developing a pilot product as an initial step in evaluating the commercial potential of its interactive reading platform. The pilot product will consist of a single interactive reading experience designed to demonstrate the core functionality of the Company’s proposed platform and to test user engagement with interactive narrative content. The pilot application is expected to be distributed through the Apple iOS App Store and will serve as an experimental product intended to provide the Company with insights into user behavior, market demand, and product design considerations. The Company intends to utilize feedback and performance data from this pilot product to refine its technology, content development tools, and overall platform strategy. The pilot product will incorporate certain AI-enabled features, including narrative generation support, visual content creation, and interactive dialogue systems that allow users to engage with characters within the story environment. These capabilities are intended to demonstrate the potential of the Company’s AI-driven tools to support the development of immersive and interactive storytelling experiences. The Company expects that lessons learned from the pilot product may inform the development of a broader platform that would allow third-party creators to develop and publish their own interactive narrative content using the Company’s AI-powered tools. However, the Company is currently in the early stages of development, and there can be no assurance that the pilot product will lead to a commercially viable platform or generate significant revenue.

Revenue Model

For the Company’s interactive reading platform, the Company anticipates monetization through content access fees, in-application purchases, and potential creator revenue-sharing arrangements. Users may pay for access to premium interactive stories or additional story content within the application. As the platform develops, the Company may also introduce tools that enable third-party creators to publish interactive content on the platform, with the Company potentially receiving a portion of revenue generated from such content.

Our Customers

The Company’s interactive reading platform is intended to serve both content creators and end users.

Content creators represent a key customer group. These may include independent writers, game designers, digital storytellers, and creative studios seeking to develop interactive narrative experiences. The Company’s AI-powered tools are designed to assist creators in generating story plots, visual content, and interactive character dialogue, thereby lowering the technical and creative barriers to producing complex interactive stories.

End users (readers) represent the platform’s consumer audience. These users engage with the interactive stories through mobile or web applications, where they can influence the storyline through choices and interact with story characters using AI-powered dialogue systems. The Company expects that these experiences may appeal to users interested in digital entertainment formats such as interactive fiction, narrative games, and immersive storytelling.

The Company may also target publishers, entertainment companies, and educational institutions that are interested in developing interactive narrative content using the platform.

Our Suppliers

The Company relies on a limited number of third-party suppliers for technology services and leased facilities. For the year ended December 31, 2025, the Company’s top two suppliers are Dragon Cliff Limited and SLG 810 Seventh Lessee LLC.

Employees

As of March 27, 2026, our Company has 5 full-time employees in total.

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

Any issuances made under the February 2025 Offering, if any, will be made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333- 279141), which was initially filed with the SEC on May 6, 2024, and was declared effective, as amended, by the Commission on August 20, 2024.

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

Nasdaq Compliance

On March 20, 2025, Nasdaq notified the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) requiring minimum stockholders’ equity of $2.5 million. The Company regained compliance by maintaining the minimum market value of $35 million for ten consecutive business days by June 25, 2025.

Software Purchase Agreement dated April 28, 2025

On April 28, 2025, the Company entered into a software purchase agreement with Gongzheng Xu and Qing Wang, sellers unaffiliated with the Company (the “Sellers”). Pursuant to the agreement, the Company agreed to purchase and the Seller agreed to sell all of Seller’s right, title, and interest in and to the certain software. The purchase price of the software shall be $5,768,536.20, payable in the form of issuance of 2,444,295 shares of common stock of the Company, valued at $2.36 per share. The Company plans to use the software to develop its AI business. On April 29, 2025, the Company issued 2,444,295 shares of common stock of the Company to the Sellers and the transaction was completed.

Securities Purchase Agreement dated May 2, 2025

On May 2, 2025, the Company entered into a securities purchase agreement with certain investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers (i) 1,115,600 shares of common stock (the “Shares”) at $0.524 per share and (ii) 9,380,582 Pre-Funded Warrants (the “Pre-Funded Warrants”) at $0.523 per warrant (the “Offering”).

Shares and the Pre-funded Warrants were issued and sold by the Company to the Purchasers in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

On May 6, 2025, The Company completed its first closing of the Shares and 7,468,536 Pre-Funded Warrants, and received gross proceeds in the amount of $4,500,000, before deducting placement agent’s fees and accountable expenses and other estimated expenses.

In connection with the Offering, on May 2, 2025, the Company entered into a placement agency agreement with Univest Securities, as the placement agent. Pursuant to the placement agency agreement, the Company agreed to pay the Placement Agent a total cash fee equal to seven percent (7%) of the aggregate gross proceeds raised in this Offering. The Company also agreed to reimburse the Placement Agent for all reasonable and out-of-pocket expenses incurred in connection with the Offering, including reasonable fees and expenses of the Placement Agent’s legal counsel and due diligence analysis up to $20,000.

Common Stock Purchase Agreement dated May 11, 2025

On May 11, 2025, the Company entered into a Common Stock Purchase Agreement with an investor (the “Investor”).

Pursuant to the Common Stock Purchase Agreement, the Company should have the right, from time to time, during the period from the date of the Agreement to the earlier of (i) the date on which the Investor should have purchased $300,000,000 worth of the Company’s common stock or (ii) the second (2nd ) anniversary of the date of the Agreement, to send the Investor a purchase notice (the “Purchase Notice”) requiring the Investor to purchase common stock of the Company. The purchase price for the common stock should be equal to 90% of the lowest daily VWAP for the Company’s common stock during the five (5) consecutive business day period prior to, and including the Purchase Notice Date, but should in no event be lower than $0.44.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On June 27, 2025, the Company entered into an employment agreement with Zihao Zhao, the Chief Financial Officer (the “Executive”) of the Company, which replaced and superseded the Executive’s prior employment agreement dated as of April 21, 2023 and commenced on May 15, 2025.

The Employment Agreement was substantially similar to the Executive’s prior employment agreement except the annual base salary was increased to one hundred thousand dollars ($100,000.00).

Acquisition of Pallas Capital Holding Ltd

On September 10, 2025, the Company executed a Share Exchange Agreement to acquire 100% of the issued and outstanding ordinary shares of Pallas Capital Holding Ltd, a British Virgin Islands company (“Pallas”), in exchange for 39,189,344 shares of the Company’s common stock. The transaction closed on September 29, 2025. Pallas’s assets include 7,500 Bitcoin (valued at approximately $842 million at the time of acquisition), which will be held as a long-term digital asset reserve. This acquisition aligns with the Company’s crypto asset treasury strategy to strengthen its reserves and presence in the decentralized finance ecosystem. Two of the Company’s shareholders with a total of 12.86% beneficial ownership are directors with control over Pallas’s shares, making this a related party transaction that was approved by the Company’s Audit Committee and shareholders.

Securities Purchase Agreement dated October 24, 2025

On October 24, 2025, the Company entered into a securities purchase agreement with certain accredited investor (the “Purchasers”). Pursuant to Securities Purchase Agreement, the Company agreed to issue and sell, in a private placement an aggregate of 1,333,334 shares of common stock (the “Shares”), par value $0.0001 per share (the “Common Stock”) at a purchase price of $2.10 per share, for gross proceeds in the amount of approximately $2,800,000. The Company plans to use the process for working capital and general corporate purposes. Pursuant to the Securities Purchase Agreement, the Company has agreed to use commercially reasonable efforts to, within sixty (60) calendar days after the date of the Securities Purchase Agreement, file a registration statement on the appropriate form providing for the resale by the Investor of the Shares

The Private Placement closed on October 27, 2025. The Shares were issued and sold by the Company to the Investor in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

In connection with the Private Placement, on October 24, 2025, the Company entered into a placement agency agreement with Univest Securities, LLC, as the placement agent. The Company agreed to pay the Placement Agent a total cash fee equal to seven percent (7%) of the aggregate gross proceeds raised in this Private Placement. The Company has also agreed to reimburse the Placement Agent for all reasonable and out-of-pocket expenses incurred in connection with the Private Placement, including reasonable fees and expenses of the Placement Agent’s legal counsel and due diligence analysis up to $20,000.

Share Repurchase Program

On February 17, 2026, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of its common stock, par value $0.0001 per share. The share repurchase program expires on August 17, 2026.

Change of Independent Registered Public Accounting Firm

On January 29, 2026, with the approval of the Board of Directors and the Audit Committee, the Company terminated HTL International, LLC (“HTL”) and engaged GGF CPA LTD (“GGF”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025, effective immediately.

Environmental Matters

As of December 31, 2025, the Company, Shanghai Xianzhui and Ai Catalysis were not subject to any fines or legal action involving non-compliance with any relevant environmental regulation, nor are we aware of any threatened or pending action, including by any environmental regulatory authority.

Governmental Regulations in the PRC

As of the date of this Report, it is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. It is also the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that except for the business license mentioned in “Regulations on Business License” below, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. It is the further opinion of our PRC counsel, Jiangsu Junjin Law Firm, that under currently effective PRC laws and regulations, we are not required to obtain permission or complete filing procedures with any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Regulations on Mergers & Acquisitions and Overseas Listings” and “Regulations on Cybersecurity Review” below. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

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

As of the date of this Report, it is the opinion of our PRC counsel, Jiangsu Junjin Law Firm , that our PRC operating subsidiary has all material permissions and approvals required for our operations in compliance with the relevant PRC laws and regulations in the PRC and no such permissions or approvals have been denied.

As of the date of this Report, it is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that except for the business license mentioned here, we and our operating subsidiary are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

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

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. The China Patent Law has been amended multiple times, with the most recent amendment promulgated in 2020 and becoming effective on June 1, 2021. Its Implementing Regulations were most recently amended in 2023 and became effective on January 20, 2024.

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

Trademark. Registered trademarks are protected under the Trademark Law of the PRC and related rules and regulations. Trademarks are registered with the Trademark Office of the National Intellectual Property Administration (CNIPA). Where registration is sought for a trademark that is identical or similar to another trademark which has already been registered or given preliminary examination and approval for use in the same or similar category of commodities or services, the application for registration of such trademark may be rejected. Trademark registrations are effective for a renewable ten-year period, unless otherwise revoked. The duration of a trademark is 10 years from the date of registration.

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

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches.Furthermore, in February 2015, SAFE promulgated the Notice on Further Simplifying and Improving the Foreign Exchange Management Policies for Direct Investment, or SAFE Circular 13, which took effect in June 2015. Pursuant to SAFE Circular 13, the administrative approval requirements for foreign exchange registration under domestic direct investment and overseas direct investment have been canceled, and qualified banks will directly examine and handle foreign exchange registration under domestic direct investment and overseas direct investment, while SAFE and its branches indirectly supervise the foreign exchange registration via banks.

We typically do not need to use our offshore foreign currency to fund our PRC operations. In the event we need to do so, we will complete the relevant registrations with qualified banks or apply to obtain the relevant approvals of SAFE and other PRC government authorities as necessary.

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

It is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that because the Company is not a company registered and formed in the territory of China, its continued listing on Nasdaq and future offerings are not “direct overseas offering and listing of domestic enterprises” as defined under the Trial Measures. Furthermore, according to Article 2 of the Trial Measures, the “indirect overseas offering and listing of domestic enterprises” refers to the overseas offering and listing of enterprises whose main business activities are in China, in the name of enterprises registered overseas, which offering and listing are based on the equity, assets, income or other similar rights and interests of the domestic enterprises. According to Article 15 of the Trial Measures, if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an “indirect overseas offering and listing of domestic enterprises”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China.

The Company does not meet both the requirements under Article 15 of the Trial Measures and therefore its continued listing on Nasdaq and future offerings are not an “Indirect overseas offering and listing of domestic enterprises”, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, it is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that we are not required to complete the record filing requirement under the Trial Measures. However, if we inadvertently conclude that such filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to complete the filing procedures in the future, we may be subject to investigations by the regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

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

Regulation on Cybersecurity Review

On December 28, 2021, the CAC, the NDRC, and several other administrations jointly issued the revised Measures for Cybersecurity Review, or the Revised Review Measures, which became effective and has replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. As the interpretation and implementation of the Revised Review Measures are continuously evolving, uncertainties exist with respect to their application in specific practices. For example, it is unclear whether the requirement of cybersecurity review applies to follow-on offerings by an “online platform operator” that is in possession of personal data of more than one million users where the offshore holding company of such operator is already listed overseas. Furthermore, on September 24, 2024, the State Council promulgated the Regulations on the Network Data Security Management (the “Data Security Management Regulations”), which became effective on January 1, 2025. Pursuant to the Data Security Management Regulations, network data processing activities refer to activities such as the collection, storage, use, processing, transmission, provision, disclosure, and deletion of data. Network data processors refer to individuals or organizations that independently determine the purposes and methods of data processing activities. Network data processors conducting any data processing activities that affect or may affect national security shall undergo national security review in accordance with relevant national regulations. Where it is indeed necessary to transfer any important data collected and generated within the territory of the PRC to an overseas party, the security assessment of outbound data transfer organized by the national cyberspace administration department shall be passed.

It is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that we will not be subject to cybersecurity review with the CAC, given that: (i) Shanghai Xianzhui does not possess and does not anticipate that it will possess a large amount of personal information in our business operations, (ii) data processed in Shanghai Xianzhui’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities, and (iii) any cross-border data transfers conducted in our ordinary course of business fall under the exemptions provided by the Provisions on Promoting and Regulating Cross-Border Data Flows. In addition, for the same reasons, we are not subject to network data security review by the CAC pursuant to the Data Security Management Regulations. However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities. See “Risk factors — Risk Factors Related to Doing Business in China — Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers or face other penalties.”

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

Under the laws of the British Virgin Islands, our BVI subsidiary and a direct subsidiary of GDC, Citi Profit, may pay a dividend to GDC out of profit, provided that in no circumstances may a dividend be paid if this would result in Citi Profit being unable to pay its debts due in the ordinary course of business. Under the laws of the British Virgin Islands, our BVI subsidiary, Pallas, may pay a dividend to GDC out of profit, provided that in no circumstances may a dividend be paid if this would result in Pallas being unable to pay its debts due in the ordinary course of business.

Under the laws of Hong Kong, our Hong Kong subsidiary and a direct subsidiary of Citi Profit, Highlight HK, is permitted, to provide funding to Citi Profit through dividends distribution out of its profits. Under the current practices of the Hong Kong Inland Revenue Department, no tax is payable in Hong Kong in respect of dividends paid to Citi Profit as a British Virgin Islands company.

Under PRC laws and regulations, our PRC subsidiaries, Highlight WFOE (a direct subsidiary of Citi Profit), and Shanghai Xianzhui (a direct subsidiary of Highlight WFOE), may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations. Further, our PRC subsidiaries are required to make appropriations to certain statutory reserve funds or may make appropriations to certain discretionary funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Remittance of dividends by a wholly foreign-owned enterprise out of China is also subject to examination by the banks designated by the State Administration of Foreign Exchange, or SAFE.

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

Under PRC law, Highlight WFOE and Shanghai Xianzhui may be funded through capital contributions by their immediate parent company or loans, subject to satisfaction of applicable government registration and approval requirements. Before providing loans to our PRC subsidiaries, we will be required to make filings about details of the loans with the SAFE in accordance with relevant PRC laws and regulations.

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

GDC is permitted under the laws of Nevada to provide funding to Citi Profit and Pallas through capital contributions or to other companies within our corporate structure through loans without restrictions on the amount of the funds and such funding is not subject to government registration or filing requirements under the laws of the Nevada.

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

Prior to September 28, 2022, Makesi IoT Technology (Shanghai) Co., Ltd., a then indirect subsidiary of the Company (“Makesi WFOE”), had a series of contractual arrangement with Sichuan Wuge Network Games Co., Ltd. (“Wuge”) and its shareholders that established a variable interest entity (the “VIE”) structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Wuge. Accordingly, under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Company treated Wuge as the consolidated affiliated entity and had consolidated Wuge’s financial statements prior to September 28, 2022. Wuge focused its business on research, development and application of Internet of Things (IoT) and electronic tokens Wuge digital door signs. On September 28, 2022, Makesi WFOE entered into a termination agreement with Wuge and the shareholders of Wuge to terminate the VIE Agreements and to cancel the shares previously issued to the shareholders of Wuge, based on the average closing price of $0.237 per share of the Company during the 30 trading days immediately prior to the date of the termination agreement. As a result of such termination, the Company no longer treats Wuge as a consolidated affiliated entity or consolidates the financial results and balance sheet of Wuge in the Company’s consolidated financial statements under U.S. GAAP.

Prior to June 26, 2023, Makesi WFOE had a series of contractual arrangement with Shanghai Yuanma Food and Beverage Management Co., Ltd. (“Yuan Ma”) and its shareholders that established a VIE structure. For accounting purposes, Makesi WFOE was the primary beneficiary of Yuan Ma. Accordingly, under U.S. GAAP, the Company treated Yuan Ma as the consolidated affiliated entity and had consolidated Yuan Ma’s financial results in the Company’s consolidated financial statements prior to June 26, 2023. On June 26, 2023, the Company entered into a share purchase agreement with a buyer unaffiliated with the Company. Pursuant to the agreement, the Company agreed to sell and the buyer agreed to purchase all the issued and outstanding equity interest in TMSR Holdings Limited (“TMSR HK”), which owned 100% equity interest in Makesi WFOE. The purchase price for the transaction contemplated by the Agreement was $100,000. The sale of TMSR HK did not have any material impact on the Company’s consolidated financial statements.

Prior to September 26, 2023, Highlight WFOE had a series of contractual arrangement with Highlight Media and its shareholders that established a VIE structure. For accounting purposes, Highlight WFOE was the primary beneficiary of Highlight Media. Accordingly, under U.S. GAAP, the Company treated Highlight Media as the consolidated affiliated entity and had consolidated Highlight Media’s financial results in the Company’s financial statements prior to September 26, 2023. Highlight Media was an integrated marketing service agency, focusing on enterprise brand management, crisis public relations, intelligent public opinion monitoring, media PR, financial and economic self-media operation, digital face application, large-scale exhibition services and other businesses. On September 26, 2023, Highlight WFOE entered into a termination agreement with Highlight Media and the shareholders of Highlight Media to terminate the VIE Agreements and sold the interest in the VIE Agreements for a purchase price of $100,000. As a result of such termination, the Company no longer treats Highlight Media as a consolidated affiliated entity or consolidates the financial results and balance sheet of Highlight Media in the Company’s consolidated financial statements under U.S. GAAP.

As of December 31, 2025 and as of the date of this Report, we do not have a VIE structure.

During the fiscal year ended December 31, 2025, GDC made a cash transfer of $11,000 to AI Catalysis Corp. Other than this transfer, no other assets were transferred between GDC and its subsidiaries. No amounts owed under any previous VIE agreements were settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

During the fiscal years ended December 31, 2024, there  was no transfer of assets between GDC and its subsidiaries. No amounts owed under any previous VIE agreements were settled. There were no cash transfers to or from the VIEs. GDC did not make any dividends or distributions to U.S. investors.

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

The PRC Enterprise Income Tax Law, or the EIT Law, and its implementing rules both became effective on January 1, 2008, and were most recently amended in 2018 and 2019, respectively. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

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

Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China could limit the legal protection available to you and us.

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

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, however, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy in the PRC legal system than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies, internal rules, and regulations that may have retroactive effect and the interpretation and implementation of which may continuously evolve. As a result, Shanghai Xianzhui may not be aware of its violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainties over the scope and effect of the contractual, property (including intellectual property), and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect Shanghai Xianzhui’s business and impede Shanghai Xianzhui’s ability to continue its operations.

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

Given the PRC government’s role in regulating industrial development, the evolving regulatory framework could result in a material change in the operations of Shanghai Xianzhui and/or the value of our common stock.

The PRC government has continuous oversight over the regulatory framework of various industries and may guide and regulate operations in accordance with laws and regulations to further macroeconomic and societal goals, which could result in a material change in the operations of Shanghai Xianzhui and/or the value of our common stock.

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

The PRC government plays a significant role in regulating industrial development and shaping the macroeconomic environment through implementing relevant policies. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the United States, with significant policies changes being made from time to time without notice. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, bankruptcy or criminal proceedings. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions and the implementation of economic policies in the future could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

On February 17, 2023, the CSRC released the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. As a listed company, we believe that neither the Company nor the PRC subsidiaries are required to fulfill filing procedures with the CSRC to continue to offer our securities, or continue listing on the Nasdaq Capital Market, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, it is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that we are not required to complete the record filing requirement under the Trial Measures. However, there are substantial uncertainties regarding the interpretation and application of the M&A Rules, other PRC Laws and future PRC laws and regulations, and there can be no assurance that any governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein. See “Risk Factors - Risk Factors Relating to Doing Business in China - The CSRC has released the Trial Measures. With such rules in effect, , the PRC regulatory authorities may enhance supervision and administration over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.”

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

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly manages the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen its management in the foreign exchange market.

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

We expect that our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to pass on these increased labor costs to our customers by increasing the prices of our products and services, our financial condition and results of operations would be materially and adversely affected.

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

In July 2014, SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents via Special Purpose Vehicles, or “Circular 37”. According to Circular 37 and subsequent regulations, prior registration with qualified banks is required for Chinese residents to contribute domestic assets or interests to offshore companies, known as Special Purpose Vehicles (“SPVs”). Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the SPV, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division, or other material event. Further, foreign investment enterprises established by way of round-tripping shall complete the relevant foreign exchange registration formalities pursuant to the prevailing foreign exchange control provisions for direct investments by foreign investors, and disclose the relevant information such as actual controlling party of the shareholders truthfully.

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

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009), and Amendment 9 (effective on November 1, 2015), Amendment 10 (effective on November 4, 2017) and Amendment 11 (effective on March 1, 2021), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways.

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

Furthermore, the Personal Information Protection Law (PIPL) promulgated by the Standing Committee of the NPC, which became effective on November 1, 2021, sets forth the fundamental rules for the processing of personal information, emphasizing the principles of legality, propriety, necessity, and good faith.

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

In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which took effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, Cyber Security Law and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. On January 4, 2022, thirteen PRC regulatory agencies, namely, the CAC, the NDRC, the Ministry of Industry and Information Technology, the Ministry of Public Security, the Ministry of State Security, the MOF, MOFCOM, SAMR, CSRC, the People’s Bank of China, the National Radio and Television Administration, National Administration of State Secrets Protection and the National Cryptography Administration, jointly adopted and published the Measures for Cybersecurity Review (2021), which became effective on February 15, 2022. The Measures for Cybersecurity Review (2021) required that, among others, in addition to “operator of critical information infrastructure” any “operator of network platform” holding personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review.

On July 10, 2021, the CAC issued a revised draft of the Measures for Cybersecurity Review for public comments (the “Review Measures”), and on December 28, 2021, the CAC, the NDRC, and several other administrations jointly issued the revised Measures for Cybersecurity Review, or the Revised Review Measures, which became effective and has replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. As the interpretation and implementation of the Revised Review Measures are continuously evolving, uncertainties exist with respect to their application in specific practices. For example, it is unclear whether the requirement of cybersecurity review applies to follow-on offerings by an “online platform operator” that is in possession of personal data of more than one million users where the offshore holding company of such operator is already listed overseas. Furthermore, on September 24, 2024, the State Council promulgated the Regulations on the Network Data Security Management (the “Data Security Management Regulations”), which became effective on January 1, 2025. Pursuant to the Data Security Management Regulations, network data processing activities refer to activities such as the collection, storage, use, processing, transmission, provision, disclosure, and deletion of data. Network data processors refer to individuals or organizations that independently determine the purposes and methods of data processing activities. Network data processors conducting any data processing activities that affect or may affect national security shall undergo national security review in accordance with relevant national regulations.

It is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that we will not be subject to cybersecurity review with the CAC, given that: (i) Shanghai Xianzhui does not possess and does not anticipate that it will possess a large amount of personal information in our business operations, (ii) data processed in Shanghai Xianzhui’s business does not have a bearing on national security and thus may not be classified as core or important data by the authorities, and (iii) any cross-border data transfers conducted in our ordinary course of business fall under the exemptions provided by the Provisions on Promoting and Regulating Cross-Border Data Flows. In addition, for the same reasons, we are not subject to network data security review by the CAC pursuant to the Data Security Management Regulations. In addition, for the same reasons, we are not subject to network data security review by the CAC if the Draft Regulations on the Network Data Security Administration are enacted as proposed. However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities.

In addition, an overseas-listed company must also submit the filing with respect to its follow-on offerings, issuance of convertible corporate bonds and exchangeable bonds, and other equivalent offering activities, within the time frame specified by the Trial Measures.

It is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that because the Company is not a company registered and formed in the territory of China, its continued listing on Nasdaq and future offerings are not “direct overseas offering and listing of domestic enterprises” as defined under the Trial Measures. Furthermore, according to Article 2 of the Trial Measures, the “indirect overseas offering and listing of domestic enterprises” refers to the overseas offering and listing of enterprises whose main business activities are in China, in the name of enterprises registered overseas, which offering and listing are based on the equity, assets, income or other similar rights and interests of the domestic enterprises. According to Article 15 of the Trial Measures, if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an “indirect overseas offering and listing of domestic enterprises”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China.

The Company does not meet both the requirements under Article 15 of the Trial Measures and therefore its continued listing on Nasdaq and future offerings are not an “Indirect overseas offering and listing of domestic enterprises”, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, it is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that we are not required to complete the record filing requirement under the Trial Measures. However, if we inadvertently conclude that such filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to complete the filing procedures in the future, we may be subject to investigations by the regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

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

As of the date of this Report, it is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. It is also the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that except for the business license mentioned in “Item 1. Business – Governmental Regulations in the PRC – Regulations on Business License” in this Report, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. It is the further opinion of our PRC counsel, Jiangsu Junjin Law Firm, that under currently effective PRC laws and regulations, we are not required to obtain permission or complete filing procedures with any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Item 1. Business – Governmental Regulations in the PRC – Regulations on Mergers & Acquisitions and Overseas Listings” and “– Regulations on Cybersecurity Review” in this Report. However, the interpretation and implementation of applicable laws and regulations are continuously evolving, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

The CSRC has released the Trial Measures. With such rules in effect, the PRC regulatory authorities may enhance supervision and administration over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.

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

It is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that because the Company is not a company registered and formed in the territory of China, its continued listing on Nasdaq and future offerings are not “direct overseas offering and listing of domestic enterprises” as defined under the Trial Measures. Furthermore, according to Article 2 of the Trial Measures, the “indirect overseas offering and listing of domestic enterprises” refers to the overseas offering and listing of enterprises whose main business activities are in China, in the name of enterprises registered overseas, which offering and listing are based on the equity, assets, income or other similar rights and interests of the domestic enterprises. According to Article 15 of the Trial Measures, if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an “indirect overseas offering and listing of domestic enterprises”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China.

The Company does not meet both the requirements under Article 15 of the Trial Measures and therefore its continued listing on Nasdaq and future offerings are not an “Indirect overseas offering and listing of domestic enterprises”, considering that (i) the operating income and total profit of the Company’s subsidiaries that were established in China for the year ended December 31, 2023 do not account for more than 50% of the operating income and total profit in our consolidated financial statements for the same period, (ii) our main business is not conducted within China, and (iii) the majority of our senior management personnel are not Chinese citizens or reside in China on a regular basis. Therefore, it is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that we are not required to complete the record filing requirement under the Trial Measures. However, if we inadvertently conclude that such filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to complete the filing procedures in the future, we may be subject to investigations by the regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations and/or the value of our common stock, and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

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

The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the HFCAA all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering.

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

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. The Statement of Protocol gives the PCAOB sole discretion to select the firms, audit engagements and potential violations it inspects and investigates and put in place procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed. In addition, the Statement of Protocol grants the PCAOB direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates. While significant, uncertainties still exist as to how the Statement of Protocol will be implemented and whether the applicable parties will comply with the framework.

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

The lack of access to the PCAOB inspection in certain emerging markets prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in those emerging markets. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in certain emerging markets makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of those emerging markets that are subject to the PCAOB inspections, which could cause existing and potential investors in our shares to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our previous auditor, HTL International, LLC, the independent registered public accounting firm that issued the audit report for the fiscal year ended December 31, 2024, which is registered with the PCAOB (PCAOB ID: 7000), is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with applicable professional standards. Our current auditor, GGF, the independent registered public accounting firm that issued the audit report included in our Annual Report, which is registered with the PCAOB (PCAOB ID: 2729), is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with applicable professional standards. If it is later determined that the PCAOB is unable to inspect or investigate our auditors completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

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

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that impact or may impact national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, the Anti-Monopoly Law promulgated by the SCNPC effective in 2008 requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds (i.e., during the previous fiscal year, (i) the total global turnover of all operators participating in the transaction exceeds RMB 12 billion and at least two of these operators each had a turnover of more than RMB 800 million within China, or (ii) the total turnover within China of all the operators participating in the concentration exceeded RMB 4 billion, and at least two of these operators each had a turnover of more than RMB 800 million within China) must be cleared by the State Administration for Market Regulation (SAMR, which has taken over the anti-monopoly review function from MOFCOM) before they can be completed.

Moreover, the Anti-Monopoly Law requires that the MOFCOM shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

If Shanghai Xianzhui fails to maintain the requisite licenses and approvals required under PRC law, our business, financial condition and results of operations may be materially and adversely affected.

As of the date of this Report, it is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. It is also the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that except for the business license mentioned in “Item 1. Business – Governmental Regulations in the PRC – Regulations on Business License” in this Report, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. It is the further opinion of our PRC counsel, Jiangsu Junjin Law Firm, that no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Item 1. Business – Governmental Regulations in the PRC – Regulations on Mergers & Acquisitions and Overseas Listings” and “– Regulations on Cybersecurity Review” in this Report. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

We conduct part of our operations in China. As such, the PRC government may exercise significant oversight and discretion over the conduct of our operating subsidiaries’ business and may guide and regulate their operations in accordance with relevant laws and regulations, which could result in a material change in their operations and/or the value of our ordinary shares. The interpretation and implementation of the policies, regulations, rules, and the enforcement of laws of the PRC government may continuously evolve. Therefore, our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain.

GDC conducts its operations and operates its business in both United States and China by itself and through its subsidiaries, AI Catalysis Corp., a Nevada corporation, and Shanghai Xianzhui Technology Co., Ltd., a company incorporated in China. The majority of the Company’s operation is in the United States. As of the date of this Report, we are not materially affected by recent statements by the PRC government indicating an intention to enhance supervision and administration over offerings that are conducted overseas and/or foreign investment in China-based issuers. However, due to certain long arm provisions in the current PRC laws and regulations, there remains regulatory uncertainty with respect to the implementation and interpretation of laws in the PRC. The PRC government may choose to exercise significant oversight and discretion, and the regulations to which our operating subsidiaries are subject may continuously evolve and with little notice to us and our operating subsidiaries or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our and our operating subsidiaries’ current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

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

We are aware that the PRC government initiates regulatory actions and statements to regulate business operations in certain areas in the PRC from time to time, including enhancing supervision over illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

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

The PRC government may regulate our operating subsidiaries’ operations and may enhance supervision over offerings conducted overseas and foreign investment in China-based issuers, which may result in a material change in our operating subsidiaries’ operations and/or the value of our ordinary shares. Any legal or regulatory changes that restrict or otherwise unfavorably impact our operating subsidiaries’ ability to conduct their business could decrease demand for their services, reduce revenues, increase costs, require our operating subsidiaries to obtain more licenses, permits, approvals or certificates, or subject them to additional liabilities. To the extent any new or more stringent measures are implemented, our operating subsidiaries’ business, financial condition and results of operations could be adversely affected, and the value of our ordinary shares could decrease or become worthless.

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

On February 17, 2023, the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises, or the Trial Measures, which became effective on March 31, 2023. See “—The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). With such rules in effect, the PRC regulatory authorities may enhance supervision and administration over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.”

On December 28, 2021, the CAC, the NDRC, and several other administrations jointly adopted and published the Revised Review Measures, which came into effect on February 15, 2022. See “— Shanghai Xianzhui may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. Shanghai Xianzhui may be required to suspend its business, be liable for improper use or appropriation of personal information provided by our customers and face other penalties.”

As of the date of this Report, it is the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that our PRC operating subsidiaries have received all requisite permissions or approvals to operate the business and no such permissions or approvals have been denied. It is also the opinion of our PRC counsel, Jiangsu Junjin Law Firm, that except for the business license mentioned in “Item 1. Business – Governmental Regulations in the PRC – Regulations on Business License” in this Report, our PRC operating subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. It is the further opinion of our PRC counsel, Jiangsu Junjin Law Firm, that no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations. See “Item 1. Business – Governmental Regulations in the PRC – Regulations on Mergers & Acquisitions and Overseas Listings” and “– Regulations on Cybersecurity Review” in this Report. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If (i) we or our subsidiaries do not receive or maintain all such required permissions or approvals to operate our business, (ii) we or our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face sanctions, including fines and penalties, by the CAC, CSRC, or other PRC regulatory agencies, our PRC subsidiaries’ ability to pay dividends outside of the PRC could be limited, our operations could be adversely affected, directly or indirectly, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, our ability to offer, or continue to offer, securities to investors could be significantly limited or completely hindered and the value of our securities might significantly decline or be worthless.

The unwinding and disposal of our previous VIE structure may not be liability-free and we may be deemed to be in violation of PRC laws regulating our industry and operations.

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

Our significant Bitcoin holdings expose us to price volatility and regulatory uncertainty, which could materially and adversely affect our financial condition.

The Company holds a significant amount of Bitcoin as a long-term digital asset reserve. Bitcoin is a highly volatile asset whose market price can fluctuate rapidly and substantially over short periods of time. The value of Bitcoin is influenced by a variety of factors, many of which are beyond the Company’s control, including market demand and supply, investor sentiment, macroeconomic conditions, regulatory developments, technological changes, and activities of large market participants. As a result, the market value of the Company’s Bitcoin holdings may experience significant declines. Any substantial decrease in the price of Bitcoin could materially and adversely affect the Company’s financial condition, results of operations, and the value of its assets.

In addition, digital assets such as Bitcoin are subject to evolving and uncertain regulatory frameworks in the United States and other jurisdictions. Governments and regulatory authorities may adopt new laws, regulations, or policies that restrict or otherwise adversely affect the acquisition, ownership, transfer, custody, or use of digital assets. Regulatory developments could also impact the operation of digital asset exchanges, custodians, or other market infrastructure on which the Company relies. Any such regulatory changes may limit the Company’s ability to hold, transfer, or realize value from its Bitcoin holdings, which could materially and adversely affect the Company’s business and financial condition.

The Company does not currently generate revenues from its core business operations, and there is no guarantee that the Company will generate any revenues in the future. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and generate revenues, and there can be no assurance that such capital or revenues will be available on acceptable terms, or at all.

We have not generated operating revenues and our ability to continue as a going concern depends on our ability to raise capital and generate future revenues.

The Company does not currently generate revenues from its core business operations and has not established a history of recurring operating income. There can be no assurance that the Company will be able to successfully commercialize its business model, develop revenue-generating products or services, or otherwise generate revenues in the future. The Company’s prospects must be considered in light of the risks, uncertainties, expenses, and challenges frequently encountered by companies in the early stages of development, including the need to build operational infrastructure, attract customers, compete effectively, and manage growth.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing and, ultimately, to generate sufficient revenues to achieve profitability and positive cash flows from operations. The Company may seek to raise capital through equity offerings, debt financings, or other arrangements. However, there can be no assurance that additional capital will be available on acceptable terms, if at all. If the Company is unable to secure adequate funding or generate revenues as anticipated, it may be required to significantly curtail or cease operations, which could materially and adversely affect its business, financial condition, and results of operations.

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

We do not have insurance coverage.

We do not have insurance coverage. We have evaluated the risks associated with potential business disruptions, liabilities, loss or damage to our fixed assets (such as equipment and office furniture), the associated insurance costs, and the challenges of obtaining such coverage on commercially reasonable terms. Based on this assessment, it is not commercially practical for us to secure comprehensive insurance coverage for these risks. These circumstances could adversely impact our financial results.

We may be unable to gain any significant market acceptance for our products and services or be unable to establish a significant market presence.

Our growth strategy is substantially dependent upon our ability to market our intended products and services successfully to prospective clients. Our intended products and services may not achieve significant market acceptance. If acceptance is achieved, it may not be sustained for any significant period of time. Failure of our intended products and services to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions and the results of our operations.

There is risk of e-commerce fraud, and if that occurs, it could have a negative impact on our profitability and significantly harm our business and operational results.

Online retailers are subject to risk of e-commerce fraud. To mitigate this ongoing threat, prioritizing fraud prevention measures is crucial. These measures may include routine security audits, the implementation of an Address Verification Service (AVS), and the use of Hypertext Transfer Protocol Secure (HTTPS). E-commerce fraud is evolving, with fraudsters employing more sophisticated methods. The growth in the e-commerce fraud detection and prevention market reflects the increasing urgency in addressing this risk. The e-commerce fraud is a multifaceted risk that demands constant attention. We may need to prevent and to mitigate this persistent threat, protecting our financial interests and the trust of their customers, and if the fraud occurs, it could have a negative impact on our profitability and significantly harm our business and operational results.

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

Our company has cultivated a significant reliance on the TikTok platform, which serves as the backbone for a multitude of our critical business functions. These functions encompass inventory management, client services, and the live streaming channels that underpin both our e-commerce activities and live streaming. Consequently, any downtime experienced by TikTok, whether due to planned maintenance or unforeseen technical issues, can significantly impact our operations.

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

As of December 31, 2025, we have not identified any risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We plan to develop and implement information securities policies and incident response plans to evaluate, identify, and handle material risks associated with cybersecurity threats.

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

Risks Related to Our Securities

We have previously failed to comply with Nasdaq continued listing requirements and may face delisting if we are unable to maintain continued compliance.

The Company has previously received notices from Nasdaq indicating that it was not in compliance with certain continued listing requirements of the Nasdaq Capital Market, including the minimum bid price requirement and the minimum stockholders’ equity requirement. Although the Company has since taken corrective actions and regained compliance with the applicable standards, there can be no assurance that it will be able to maintain compliance with all continued listing requirements in the future.

Continued compliance with Nasdaq’s listing standards depends on a variety of factors, some of which may be outside the Company’s control, including market conditions, the trading price of the Company’s common stock, and the Company’s financial performance. If the Company fails to satisfy any applicable continued listing criteria, Nasdaq may issue additional deficiency notices and, if compliance is not timely regained, may initiate delisting proceedings.

A delisting of the Company’s common stock from the Nasdaq Capital Market could materially and adversely affect the liquidity and market price of the common stock, reduce the Company’s visibility and credibility in the capital markets, and impair its ability to raise additional capital. In addition, delisting could limit investors’ ability to trade the Company’s common stock and may result in a loss of investor confidence.

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

We are currently authorized to issue 200,000,000 shares of common stock. As of March 27, 2026, we have 60,759,711 shares of common stock issued and outstanding.

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

As of December 31, 2025, we have not identified any risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we face certain ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors.”

Item 2. Properties

Facilities

Our current executive office is located at 111 Town Square Place, Suite #1203, Jersey City, NJ 07310. We consider our current office space adequate for our current operations.

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

On May 31, 2024, we entered into a software purchase agreement with Shanxi Gangdong Cultural Media Co., Ltd., a seller unaffiliated with the Company. Pursuant to the software purchase agreement, we purchased all of the seller’s right, title, and interest in and to the software, which the Company intends to use to develop its AI business.

On April 28, 2025, we entered into a software purchase agreement with Gongzheng Xu and Qing Wang, sellers unaffiliated with the Company. Pursuant to the software purchase agreement, we purchased all of sellers’ right, title, and interest in and to the software, which the Company intends to use to develop its AI business.

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

(b) Holders

On March 27, 2026, there are approximately 44 holders of record of our common stock.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

We established our 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan was approved by our board of directors on December 12, 2019 and was approved by our stockholders at our annual meeting in 2019. The purpose of the 2019 Plan is to grant stock and options to purchase our common stock to our employees, directors and key consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2019 Plan, is 3,000,000 shares.

The following summary briefly describes the principal features of the 2019 Plan and is qualified in its entirety by reference to the full text of the 2019 Plan.

Administration. Our Compensation Committee of the Board of Directors will administer the 2019 Plan. The Committee will have the authority to determine the terms and conditions of any agreements evidencing any Awards granted under the 2019 Plan and to adopt, alter and repeal rules, guidelines and practices relating to the 2019 Plan. Our Compensation Committee will have full discretion to administer and interpret the 2019 Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable.

Eligibility. Current or prospective employees, directors, officers, advisors or consultants of the Company or its affiliates are eligible to participate in the 2019 Plan. Our Compensation Committee has the sole and complete authority to determine who will be granted an award under the 2019 Plan, however, it may delegate such authority to one or more officers of the Company under the circumstances set forth in the 2019 Plan.

Number of Shares Authorized. The 2019 Plan provides for an aggregate of Three Million (3,000,000) common stock to be available for awards. If an award is forfeited or if any option terminates, expires or lapses without being exercised, the common stock subject to such award will again be made available for future grant. Shares of common stock that are used to pay the exercise price of an option or that are withheld to satisfy the Participant’s tax withholding obligation will not be available for re-grant under the 2019 Plan.

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

The 2019 Plan has a term of ten years and no further awards may be granted under the 2019 Plan after that date.

Awards Available for Grant. Our Compensation Committee may grant awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing.

Options. Our Compensation Committee will be authorized to grant options to purchase common stock that are either “qualified,” meaning they are intended to satisfy the requirements of Internal Revenue Code of 1986 (the “Code”) Section 422 for incentive stock options, or “non-qualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the 2019 Plan will be subject to the terms and conditions established by our Compensation Committee. Under the terms of the 2019 Plan, the exercise price of the options will be set forth in the applicable Award agreement. Options granted under the 2019 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by our Compensation Committee and specified in the applicable award agreement. The maximum term of an option granted under the 2019 Plan will be ten years from the date of grant (or five years in the case of a qualified option granted to a 10% stockholder).

Stock Appreciation Rights. Our Compensation Committee will be authorized to award stock appreciation rights (or SARs) under the 2019 Plan. SARs will be subject to the terms and conditions established by our Compensation Committee. An SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. An Option granted under the 2019 Plan may include SARs and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option shall be subject to terms similar to the option corresponding to such SARs. SARs shall be subject to terms established by our Compensation Committee and reflected in the award agreement.

Restricted Stock. Our Compensation Committee will be authorized to award restricted stock under the 2019 Plan. Our Compensation Committee will determine the terms of such restricted stock awards. Restricted stock is common stock that generally is non-transferable and subject to other restrictions determined by our Compensation Committee for a specified period. Unless our Compensation Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock is forfeited.

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

Performance Compensation Awards. Our Compensation Committee will be authorized to grant any award under the 2019 Plan in the form of a performance compensation award by conditioning the vesting of the award on the attainment of specific levels of performance of the Company and/or one or more affiliates, divisions or operational units, or any combination thereof, as determined by the Compensation Committee.

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

Amendment. The 2019 Plan has a term of ten years. Our Board may amend, suspend or terminate the 2019 Plan at any time; however, stockholder approval to amend the 2019 Plan may be necessary if the law or the rules of the national exchange so requires. No amendment, suspension or termination will impair the rights of any participant or recipient of any Award without the consent of the participant or recipient.

Change in Control. Except to the extent otherwise provided in an award agreement or as determined by the Compensation Committee in its sole discretion, in the event of a change in control, all outstanding options and equity awards (other than performance compensation awards) issued under the 2019 Plan will become fully vested and performance compensation awards will vest, as determined by our Compensation Committee, based on the level of attainment of the specified performance goals.

In addition, we established our 2025 Share Incentive Plan (the “2025 Plan,” together with the 2019 Plan, the “Plans”). The 2025 Plan was approved by our stockholders. The purpose of the 2025 Plan is to provide a means through which the Company and its affiliates may attract and retain key personnel and to provide a means whereby directors, officers, managers, employees, consultants and advisors of the Company and its affiliates can acquire and maintain an equity interest in the Company, or be paid incentive compensation, thereby strengthening their commitment to the welfare of the Company and its affiliates and aligning their interests with those of the Company’s stockholders.

Administration. The 2025 Plan shall be administered by the Board, a Committee appointed by the Board, or any combination thereof, as determined by the Board in accordance with applicable laws. The Administrator will have full discretion to administer and interpret the 2025 Plan, including the authority to determine the Fair Market Value of shares, select Participants, determine the number of shares covered by each award, approve the form of award agreements, and determine the terms and conditions of any award granted thereunder. Decisions of the Administrator shall be final and binding on all parties who have an interest in the 2025 Plan or any award thereunder.

Eligibility. Current or prospective employees, directors, officers, managers, consultants and advisors of the Company or its affiliates are eligible to participate in the 2025 Plan. The Administrator has the sole and complete authority to determine who will be granted an award under the 2025 Plan. Neither the 2025 Plan nor any award shall confer upon any participant any right with respect to continuation of an employment, consulting or other service relationship with the Company.

Number of Shares Authorized. The 2025 Plan provides for a maximum aggregate of 1,600,000 shares of common stock to be available for awards. If an award expires, terminates, is forfeited, cancelled or becomes unexercisable for any reason without having been exercised in full, or is surrendered pursuant to a repricing program, the unissued shares that were subject thereto shall continue to be available under the 2025 Plan for issuance pursuant to future awards. Shares retained by or tendered to the Company upon exercise of an award in order to satisfy the exercise or purchase price, and shares withheld by or tendered to the Company in payment of withholding taxes relating to an award, shall be treated as not issued and shall continue to be available under the 2025 Plan. The maximum aggregate number of shares that may be issued pursuant to incentive share options shall be the number set forth above, plus, to the extent allowable under Section 422 of the Code, any shares that again become available for issuance pursuant to the foregoing provisions.

Awards Available for Grant. The Administrator may grant awards of (i) options, (ii) share appreciation rights, (iii) share awards, (iv) restricted share units, (v) dividend equivalents and (vi) other share-based awards, or any combination of the foregoing.

Options. The Administrator will be authorized to grant options to purchase shares of common stock that are either incentive share options, meaning they are intended to satisfy the requirements of Section 422 of the Code, or nonstatutory share options, meaning they are not intended to satisfy the requirements of Section 422 of the Code. Incentive share options may be granted only to employees. The per share exercise price for shares to be issued pursuant to the exercise of an incentive share option shall be no less than the Fair Market Value on the date of grant. The per share exercise price of a nonstatutory share option granted to a U.S. taxpayer shall not be less than 100% of the Fair Market Value of a share on the date of grant. The maximum term of an option granted under the 2025 Plan will be ten years from the date of grant. Unless otherwise stated in the applicable award agreement, 25% of the options granted to each optionee shall vest at each anniversary following the date of grant, subject to the optionee’s continuous service with the Company through the applicable vesting date.

Stock Appreciation Rights. The Administrator will be authorized to award share appreciation rights (or “SARs”) under the 2025 Plan. A SAR is a right to receive a payment, in cash and/or shares, equal to the excess of the Fair Market Value of a specified number of shares on the date the SAR is exercised over the base price of the award, as determined by the Administrator and set forth in the applicable award agreement; provided that the base price of a SAR granted to a U.S. taxpayer shall not be less than 100% of the Fair Market Value of a share on the date of grant. The maximum term of a SAR shall be ten years.

Share Awards. The Administrator will be authorized to grant share awards, which are awards of shares issued for such cash or other valid consideration as determined by the Administrator, either as vested or unvested shares through direct and immediate issuances. Share awards may, in the discretion of the Administrator, be fully and immediately vested upon issuance as a bonus for service rendered or may vest in one or more installments over the participant’s period of continuous service and/or upon the attainment of specified performance objectives. Should a participant cease to remain in continuous service while holding unvested shares issued under a share award, or should the applicable performance objectives not be attained, those shares shall be immediately surrendered to the Company for cancellation.

Restricted Share Units. The Administrator will be authorized to grant restricted share units (or “RSUs”) under the 2025 Plan. An RSU is a right to receive a share (or an amount based on the value of a share) upon vesting or upon the expiration of a designated time period following the vesting of the award. RSUs may vest in one or more installments over the participant’s period of continuous service or upon the attainment of specified performance objectives. RSUs that vest may be settled in cash, shares valued at Fair Market Value on the payment date, or a combination of cash and shares, as determined by the Administrator in its sole discretion.

Dividend Equivalents. The Administrator will be authorized to grant dividend equivalent rights under the 2025 Plan, either as stand-alone awards or in tandem with other awards, except that dividend equivalent rights shall not be granted in connection with an option, share appreciation right or cash incentive award. Each dividend equivalent right shall represent the right to receive the economic equivalent of each dividend or distribution made per issued and outstanding share during the term the dividend equivalent right remains outstanding. Payment of amounts credited pursuant to dividend equivalent rights may be made in cash, shares or a combination thereof, as determined by the Administrator in its sole discretion, and may be subject to vesting to the same extent as the shares subject to the award. The term of each dividend equivalent right award shall not exceed ten years.

Other Share-Based Awards. The Administrator will be authorized to grant other share-based awards under the 2025 Plan, including phantom shares or similar rights to purchase or acquire shares, whether at a fixed or variable price or ratio related to the shares, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof; any similar securities with a value derived from the value of or related to the shares and/or returns thereon; or cash awards.

Transferability. Each award may be exercised during the participant’s lifetime only by the participant and may not be otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution. The Administrator may, in its sole discretion, provide that any award (other than an incentive share option) may be transferred by instrument to an inter vivos or testamentary trust or to a family member through a gift or domestic relations order. If no beneficiary was designated or if no designated beneficiary survives the participant, then after a participant’s death any vested award(s) shall be transferred or distributed to the participant’s estate or to any person who has the right to acquire the award by bequest or inheritance.

Amendment. The 2025 Plan has a term of ten years. The Board may at any time amend or terminate the 2025 Plan; however, no amendment or termination shall be made that would materially and adversely affect the rights of any participant under any outstanding award without his or her consent. To the extent necessary and desirable to comply with applicable laws, the Company shall obtain the approval of holders of capital stock with respect to any plan amendment in such a manner and to such a degree as required.

Change in Control. In the event of a Change of Control, each outstanding award (vested or unvested) will be treated as the Administrator determines, which determination may be made without the consent of any participant and need not treat all outstanding awards in an identical manner. Such determination may provide for the continuation, assumption or substitution of outstanding awards by the surviving corporation, the cancellation of awards in exchange for a payment to participants equal to the excess of the Fair Market Value of the shares subject to such awards as of the closing date of such Change of Control over the exercise or purchase price paid or to be paid for such shares, or the cancellation of any outstanding award for no consideration.

(e) Recent Sales of Unregistered Securities

The Company issued 400,000 shares of common stock on January 11, 2024. See “Part I – Item 1. Business – Recent Developments – Equity Purchase Agreement dated October 27, 2023 and the Amendment to the Equity Purchase Agreement dated November 10, 2023.”

The Company issued warrants to purchase up to 40,514 shares of common stock to the placement agent of a registered direct offering on March 26, 2024. See “Part I – Item 1. Business – Recent Developments – Registered Direct Offering (“March 2024 Offering”).”

The Company issued 1,560,000 shares of common stock on June 4, 2024. See “Part I – Item 1. Business – Recent Developments – Software Purchase Agreement dated May 31, 2024.”

The Company issued 1,115,600 shares of common stock on March 6, 2025. See “Part I – Item 1. Business – Recent Developments – Private Placement (“March 2025 Offering”).”

The Company issued 2,444,295 shares of common stock on April 29, 2025. See “Part I – Item 1. Business – Recent Developments – Software Purchase Agreement dated April 28, 2025.”

The Company issued 1,115,600 shares of common stock at $0.524 per share and 9,380,582 Pre-Funded Warrants on May 6, 2025. See “Part I – Item 1. Business – Recent Developments – Securities Purchase Agreement dated May 2, 2025.”

The Company issued 39,189,344 shares of common stock on September 29, 2025. See “Part I – Item 1. Business – Recent Developments – Acquisition of Pallas Capital Holding Ltd”.

The Company issued 1,333,334 shares of common stock on October 27, 2025. See “Part I – Item 1. Business – Recent Developments – Securities Purchase Agreement dated October 24, 2025.”

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

Overview

GD Culture Group Limited, formerly known as Code Chain New Continent Limited, is a Nevada corporation and a holding company. The Company currently conducts its operations through the Company and its subsidiary, AI Catalysis. Historically, the Company’s business focused on artificial intelligence-driven digital human creation and customization as well as live streaming and e-commerce activities. The Company’s current subsidiaries, Citi Profit, Highlight HK, Highlight WFOE are holding companies with no material operations. The Company’s subsidiary Shanghai Xianzhui, previously engaged in marketing-related services but does not currently conduct business operations and has no material operating activities.

The Company has recently begun adjusting its strategic direction and has been scaling back certain artificial intelligence-related initiatives while evaluating new opportunities to utilize its existing artificial intelligence and virtual content generation technologies. As part of this strategic transition, the Company is expanding into the interactive reading and narrative entertainment market.

The Company is currently developing a platform intended to enable creators to produce interactive, game-like reading experiences for end users. The platform is expected to provide creators with a suite of AI-powered content creation tools developed by the Company, which are designed to assist creators in generating narrative structures, story plots, and visual assets associated with storylines. The platform is also expected to incorporate AI-driven dialogue systems designed to enable readers to interact with characters within the story environment, creating a more dynamic and immersive narrative experience.

The platform remains in the development stage, and the Company is continuing to refine its technology and product design. The Company has not yet launched the platform commercially, and there can be no assurance regarding the timing of its commercialization, market acceptance, or the Company’s ability to successfully execute its strategic transition.

Recent Development

Offering

 On March 26, 2024, the Company issued 810,277 shares of common stock in a registered direct offering (the “March 2024 Offering”). Pursuant to the March 2024 Offering, an aggregate of 810,277 shares of common stock of the Company, par value $0.0001 per share, were sold to certain purchasers (the “March 2024 Offering Purchasers”), pursuant to a securities purchase agreement, dated March 22, 2024 (the “March 2024 Securities Purchase Agreement”) at a price of $1.144 per common stock, for aggregated proceeds of approximately $0.9 million. The Company paid the underwriter a cash fee equal to 4.0% of the aggregate gross proceeds raised in the March 2024 Offering. The Company also issued warrants to the underwriter to purchase up to 40,514 shares of common stock of the Company at an exercise price of $1.373 per share, (the “March 2024 Placement Agent Warrants”). The March 2024 Placement Agent Warrants and the common stock underlying the March 2024 Placement Agent Warrants were not registered under the Securities Act, pursuant to the registration statement of March 2024 Offering. The March 2024 Placement Agent Warrants were issued pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On February 10, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Univest as the sales agent (the “February 2025 Offering”). Pursuant to the ATM Agreement, the Company may issue and sell from time to time, shares of its common stock having an aggregate offering price of not more than $10,000,000 through the sales agent or any of its sub-agent(s) or other designees, acting as sales agent. Up to the date the consolidated financial statements were issued, the Company has not issued or sold any shares under the ATM Agreement.

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

On May 2, 2025, the Company entered into a securities purchase agreement (the “May 2025 Securities Purchase Agreement”) with certain investors for the sale of 1,115,600 shares of common stock at approximately $0.524 per share and 9,380,582 pre-funded warrants (the “May 2025 Pre-Funded Warrants”) at approximately $0.523 per warrant (the “May 2025 Offering”). As of December 31, 2025, The Company received approximately $4.5 million in proceeds for subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through the reporting date included underwriter’s fees of $314,343 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. As of December 31, 2025, the Company used the proceeds from the offering for working capital purposes.

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

On October 24, 2025, the Company entered into securities purchase agreements (the “October 2025 Securities Purchase Agreement”) with certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement (the “October 2025 Private Placement”), an aggregate of 1,333,334 shares of the Company’s common stock at a purchase price of $2.10 per share, for gross proceeds in the amount of $2,800,000. The Company received net proceeds of approximately $2.5 million after deducting underwriter’s fees of $196,000 and other offering costs of $60,000. The Company used the proceeds for working capital and general corporate purposes.

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

Pallas was established for the primary purpose of holding digital assets as a long-term reserve, with the objective of achieving potential appreciation in value. As of December 31, 2025, Pallas held 7,500 units of Bitcoin.

The Transaction is accounted for as an asset acquisition, as the Target’s assets primarily consist of digital assets (Bitcoin). The purchase consideration is measured based on the fair value of the Company’s common stock issued as consideration.

Two shareholders of the Company, who beneficially own approximately 12.86%, in the aggregate, of the outstanding shares of common stock of the Company, immediately before the execution of the Transaction, are the directors and share voting and dispositive power over the shares issued by the Target. Accordingly, the Transaction constitutes a related party transaction for the Company pursuant to Item 404 of Regulation S-K. Given the related party nature of the Transaction and the fact that the acquired digital assets are highly liquid and have observable market prices, management concluded that the fair value of the assets acquired is more reliably measurable than the fair value of the common stock issued as consideration.

Referring to Financial Accounting Standards Board (“FASB”) ASC Topic 805-10-55-5, the Company applied two steps (including step 1, screen test and step 2, evaluation of process and input) in evaluating whether the acquisition was an asset acquisition or a business combination. Pallas had no operations except for holding Bitcoin as a reserve, and substantially all of the fair value of the gross assets acquired is concentrated in its Bitcoin. Therefore, the Company decided that Pallas cannot constitute a business and such Pallas Transaction should be accounted for as an asset acquisition. The purchase consideration is measured based on the fair value of the Company’s common stock issued and the consideration is further allocated to the value of the asset acquired in the transaction. Given the related party nature of the Pallas Transaction and the fact that the acquired digital assets are highly liquid and have observable market prices, which indicated that the fair value of the assets acquired is far higher than the fair value of the common stock issued, management concluded that the such Pallas transaction indicated a capital contribution from the shareholders. Accordingly, the excess of the fair value of the digital assets acquired over the fair value of the common stock issued should be recorded as an increase in additional paid-in capital and the value of the assets acquired, which was concurrently with the determination of the value of the assets acquired under asset acquisition.

Key Factors that Affect Operating Results

Our results of operations are influenced by several factors related to the development of our interactive reading and narrative entertainment platform and our ongoing strategic transition.

Early-Stage Development of Our Platform

We are currently in the early stages of developing our interactive reading and narrative entertainment platform. Because the platform has not yet been commercially launched, our revenues from this business are currently limited or may be limited in the near term. Our operating results may fluctuate as we continue to refine the platform’s technology, features, and business model.

Investment in Technology and Product Development

The development of our platform requires continued investment in technology infrastructure, artificial intelligence capabilities, and product development. As a result, we expect to incur expenses related to research and development, engineering, and platform infrastructure as we continue to build and enhance the platform. The timing and magnitude of these investments may affect our operating expenses and overall financial performance.

Ability to Attract Creators and Users

The success of our platform will depend in part on our ability to attract creators who can develop interactive narrative content and to grow a base of active users who engage with such content. Our operating results may be affected by the level of creator participation, the quantity and quality of available content, and user engagement on the platform.

Monetization and Market Acceptance

Our future revenues will depend on our ability to effectively monetize the platform and achieve market acceptance of our products and services. Potential revenue streams may include platform services, content distribution, or other digital content-related activities. However, the market for interactive narrative and AI-enabled content platforms is evolving, and there can be no assurance that our platform will achieve significant user adoption or generate meaningful revenue.

Results of Operations

For the Years Ended December 31, 2025 vs. December 31, 2024

	For the Years Ended December 31,			Percentage
	2025	2024	Change	Change
Operating expenses
Selling and marketing expenses	$(300,000)	$(2,402,908)	$2,102,908	(87.5)%
General and administrative expenses	(5,054,062)	(5,055,507)	1,445	0.0%
Research and development expense	(2,256,000)	(797,500)	(1,458,500)	182.9%
Impairment of intangible assets	(852,800)	(2,755,659)	1,902,859	(69.1)%
Provision of credit loss expenses	-	(3,150,000)	3,150,000	(100.0)%
Total operating expenses	(8,462,862)	(14,161,574)	5,698,712	(40.2)%
Loss from operations	(8,462,862)	(14,161,574)	5,698,712	(40.2)%
Other income (expenses)
Interest income	6,435	8,671	(2,236)	(25.8)%
Unrealized loss on fair value changes of digital assets	(178,507,882)	-	(178,507,882)	-
Sublease rental income	32,609	-	32,609	-
Total other income (expenses)	(178,468,838)	8,671	(178,477,509)	(2,058,326.7)%
Loss before income tax from operations	(186,931,700)	(14,152,903)	(172,778,797)	1220.8%
Income tax benefits	54,977	32,101	22,876	71.3%
Net loss	(186,876,723)	(14,120,802)	(172,755,921)	1223.4%
Net loss attributable to GD Culture Group Limited	(186,876,696)	(13,836,161)	(173,040,535)	1250.6%
Net loss attributable to non-controlling interest	(27)	(284,641)	284,614	(100.0)%

Operating Expenses

The Company’s operating expenses include selling and marketing (“S&M”) expenses, general and administrative (“G&A”) expenses, research and development (“R&D”) expenses, impairment of intangible assets and provision of credit loss expenses. S&M expenses decreased to $0.3 million for the year ended December 31, 2025, compared to $2.4 million for the year ended December 31,2024. The decrease was primarily attributable to reduced spending on marketing and advertising activities related to the Company’s digital human and live streaming e-commerce businesses. As the Company began adjusting its strategic direction and transitioning toward the development of its interactive reading and narrative entertainment platform, it scaled back certain marketing initiatives associated with its prior business lines. G&A expenses remained relatively consistent for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily reflecting a similar level of corporate overhead and administrative activities during the periods. R&D expenses increased to approximately $2.3 million for the year ended December 31, 2025, compared to approximately $0.8 million for the year ended December 31, 2024. The increase was mainly due to the Company increased inputs on research and development about our interactive fiction—story platform. Impairment of intangible assets decreased to $0.9 million for the year ended December 31, 2025, compared to $2.8 million for the year ended December 31, 2024, due to the out of use of purchased software. The provision of credit loss is nil for the year ended December 31, 2025, compared to $3.2 million for the year ended December 31, 2024. The provision recognized in 2024 was primarily due to the Company’s determination that it was more likely than not that certain convertible notes and loan receivables were uncollectible as of December 31, 2024. During the year ended December 31, 2025, the Company wrote off the remaining balances of these receivables, which had been previously fully reserved.

Other Income (Expenses)

The Company’s other expense increased to $178,468,838 for the year ended December 31, 2025, compared to other income of $8,671 for the year ended December 31, 2024. The increase was mainly due to the unrealized loss on fair value changes of digital assets for the year ended December 31, 2025.

Net Loss

The Company’s net loss increased by approximately $172.8 million, or 1223.4%, to approximately $186.9 million net loss for the year ended December 31, 2025, from approximately $14.1 million net loss for the year ended December 31, 2024. The increase was primarily driven by the unrealized loss on fair value changes of digital assets as discussed above, partially offset by a decrease in the impairment of intangible assets and provisions for credit losses related to convertible notes and loan receivables.

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

Impairment of long-lived assets

The Company’s determination of whether or not an indication of impairment exists at the cash generating unit level requires significant management judgment pertaining to intangible assets, including a software copyright of AI Box, which is used for online living-stream and a software copyright of Chat Box, which is used for online interactive entertainment scenarios, as well as the operating right-of-use (“ROU”) assets, including the offices of the Company. Management considers both external and internal sources of information in assessing whether there are any indications that the Company’s intangible assets and ROU assets are impaired. Based on the evaluation, the Company recognized impairment losses in intangible assets of $852,800 and $2,755,659, respectively, for the years ended December 31, 2025 and 2024.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 on a prospective basis for the 2025 annual reporting period. Refer to Note 10 – Taxes of the consolidated financial statements for further detail.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its future consolidated financial statements.

In March 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326): Simplifications to the Accounting for Short-Term Receivables and Contract Assets. The update introduces practical expedients that allow entities to simplify the estimation of expected credit losses for accounts receivable and contract assets by permitting certain assumptions regarding current conditions and expectations of future economic conditions. The amendments are intended to reduce the complexity and cost of applying the current expected credit loss model for short-term financial assets. The amendments in this update are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated balance sheets, statements of operations and comprehensive income (loss) and statements of cash flows.

Liquidity and Capital Resources

As of December 31, 2025, the Company had $456,041 in its operating bank accounts and working capital deficit of approximately $0.3 million. From January 2026 to the date the consolidated financial statements were available to be issued, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), made advances of $340,000 to the Company through, these advances are non-interest bearing and due on demand.

On January 23, 2025, Green Oasis Limited, a shareholder then holding less than 5% ownership shares in the Company, provided a $100,000 loan to the Company, for working capital purposes, with maturity as of April 23, 2025. On April 25, 2025, Green Oasis Limited and the Company extended the maturity date to July 23, 2025, which was further extended to July 23, 2026 through an amendment agreement.

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

On May 2, 2025, the Company completed a securities offering in which it agreed to sell (i) 1,115,600 shares of its common stock at a purchase price of approximately $0.524 per share and (ii) 9,380,582 pre-funded warrants at a purchase price of approximately $0.523 per warrant. As of December 31, 2025, the Company received gross proceeds of approximately $4.5 million from the subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through December 31, 2025 included underwriter’s fees of $314,343 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. As of December 31, 2025, The Company used the proceeds from the offering for working capital purposes.

On October 24, 2025, the Company sold 1,333,334 shares of common stock at $2.1 per share, generating gross proceeds of $2.8 million. The Company received net proceeds of approximately $2.5 million after deducting underwriter’s fees of $196,000 and other offering costs of $60,000. The Company used the proceeds from the offering for working capital purposes.

In March 2026, the CEO executed a Letter of Support in which he agreed to provide continuing financial support to the Company for a period of at least 12 months from the issuance date of the Company’s consolidated financial statements for the year ended December 31, 2025. The Company expects to continue incurring significant operating cash outflows to support its operations. Additional financing may be required to sustain the business. Management will make its best efforts to secure the necessary funding to support the Company’s operations.

The following summarizes the key components of the Company’s cash flows For the Years Ended December 31, 2025 and 2024.

	For the Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(6,844,724)	$(5,680,146)
Net cash used in investing activities	-	(650,000)
Net cash provided by financing activities	7,278,172	1,180,018
Effect of exchange rate change on cash and cash equivalents	55	(2,852)
Net change in cash and cash equivalents	$433,503	$(5,152,980)

As of December 31, 2025 and 2024, the Company had cash in the amount of $456,041 and $22,538, respectively. As of December 31, 2025 and 2024, $3,305 and $3,267 were deposited with one financial institution located in the PRC, respectively. As of December 31, 2025 and 2024, $452,736 and $19,271 were deposited with one financial institution located in the United States, respectively.

Operating activities

Net cash used in operating activities was approximately $6.8 million for the year ended December 31, 2025, as compared to approximately $5.7 million net cash used in operating activities for the year ended December 31, 2024. Net loss for the year ended December 31, 2025 was approximately $186.9 million, as compared to approximately $14.1 million for the year ended December 31, 2024. Adjustments to reconcile net loss to net cash used in operating activities increased by approximately $173.9 million, mainly due to the increase in unrealized loss on fair value changes of digital assets.

Investing activities

Net cash used in investing activities was nil for the year ended December 31, 2025, as compared to approximately $0.7 million for the year ended December 31, 2024, representing a decrease of approximately $0.7 million. The decrease was mainly due to the absence of loan to a third party for the year ended December 31, 2025.

Financing activities

Net cash provided by financing activities was approximately $7.3 million for the year ended December 31, 2025, as compared to approximately $1.2 million net cash provided by financing activities for the year ended December 31, 2024. Net cash provided by financing activities increased by approximately $6.1 million, due to proceeds from issuance of comment stock and prefunded warrants during year 2025.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Disclosure in response to this Item is not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-27 comprising a portion of this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 29, 2026, with the approval of the Board of Directors and the Audit Committee, the Company terminated HTL International, LLC (‘HTL’) and engaged GGF CPA LTD (‘GGF’) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025, effective immediately. The audit reports of HTL on the Company’s financial statements as of December 31, 2024 and 2023, and for the years ended December 31, 2024 and 2023, did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that such opinions disclosed an uncertainty of the Company to continue as a going concern. During the relevant periods and through January 29, 2026, the Company had no disagreements with HTL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, except that the audit reports disclosed an uncertainty of the Company to continue as a going concern.

During the relevant periods and through January 29, 2026, neither the Company nor anyone on its behalf consulted GGF regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that GGF concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a ‘disagreement’ (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a ‘reportable event’ (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective on December 31, 2025 due to the material weaknesses identified by our management as described above.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this Report:

Name	Age	Position
Xiao Jian Wang	37	Chief Executive Officer, President, Chairman of the Board, and Director
Zihao Zhao	31	Chief Financial Officer and Director
Lu Cai	35	Chief Operating Officer
Lei Zhang (1)(2)(3)	36	Director, Chairman of the Compensation Committee
Shuaiheng Zhang (1)(2)(3)	62	Director, Chairman of the Audit Committee
Yun Zhang (1)(2)(3)	38	Director, Chairman of the Nominating and Corporate Governance Committee

(1)	Member of our Audit Committee

(2)	Member of our Compensation Committee

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

Xiao Jian Wang.    Mr. Xiao Jian Wang was appointed as the Chief Executive Officer, President, Chairman of the Board and a director of the Company, effective April 21, 2023. Mr. Xiao Jian Wang was the Vice President of Business Development at Foregrowth Inc. in Vancouver, Canada, where he formulated and executed comprehensive business plans, achieving defined sales targets and driving market expansion, conducted training sessions for financial advisors, equipping them with in-depth knowledge of compliance requirements, market insights, and product features, and conducted extensive research and due diligence on potential alternative investment opportunities, resulting in successful acquisitions and partnerships. Prior to that, Mr. Wang was a Private Banking Consultant and an Interbank Commercial Paper Trader at China Minsheng Bank in Chongqing, China. We believe Mr. Wang is well-qualified to serve as a member of our board due to his in-depth knowledge and experience in asset management and investment, and his experience in management.

Zihao Zhao.    Mr. Zihao Zhao was appointed as the Chief Financial Officer of the Company, effective April 21, 2023. Mr. Zhao was a senior audit assistant at PricewaterhouseCoopers, PWC, Shanghai from 2016 to 2019. Mr. Zhao received his Bachelor of Science in Taxation degree from Shanghai Lixin University of Accounting and Finance in 2016. We believe Mr. Zhao is well-qualified to serve as a member of our board due to his expertise in accounting.

Ms. Lu Cai.     Ms. Lu Cai was appointed as the Chief Operating Officer of the Company, effective February 9, 2023. Ms. Lu Cai has over 10 years of extensive experience in financial management and consulting. Since July 2020, Ms. Lu Cai has been the Chief Executive Officer of Beijing Boda Shengshi Financial Consulting Co., Ltd, a firm that offers initial public offering and pre-marketing consulting services in China. From July 2017 to May 2020, Ms. Lu Cai was a Vice President of SINO-TONE Beijing Consulting Co., Ltd, a consulting firm based in Beijing, China. Ms. Lu Cai graduated from Beijing Foreign Studies University.

Lei Zhang.    Mr. Zhang was appointed as a director, chair of the Compensation Committee, and a member of the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee of the Company, effective on April 26, 2024. Mr. Lei Zhang has more than 10 years of experience in accounting. Since 2018, he holds the position of Assistant Professor of Accounting at Simon Fraser University. His research contributions have been recognized, including receiving the Vanderbilt Music City Accounting Research Conference Best Paper Award in June 2022. Mr. Lei Zhang’s teaching experience spans courses such as Business Ethics and Corporate Social Responsibility, Introduction to Managerial Accounting, and Intermediate Managerial Accounting. His academic journey reflects a commitment to excellence and a passion for advancing accounting knowledge. Mr. Lei Zhang earned his Ph.D. in Accounting from the University of British Columbia in 2018. We believe Mr. Zhang is well-qualified to serve as a member of our board due to his experience in the accounting industry.

Shuaiheng Zhang.    Mr. Shuaiheng Zhang was appointed as a director and a member of the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee of the Company, effective February 9, 2023. Mr. Shuaiheng Zhang, has more than 40 years of working experience in management. Since September 2019, Mr. Shuaiheng Zhang has been the general manager at Sunwoda Huizhou New Energy Co., Ltd., a high-tech enterprise with research and development, design, production and sale of lithium-ion battery cell and module and a wholly owned subsidiary of Sunwoda Electronic Co., Ltd., a company listed on the Growth Enterprise Market of Shenzhen Stock Exchange since 2011. From October 1994 to July 2013, Mr. Shuaiheng Zhang was the general manager and vice chairman of the board at Shenzhen SEG Co., Ltd., a company listed on the main board of Shenzhen Stock Exchange that are engaged in development of electronic information industry and electronic product trading market. From July 2013 to December 2015, Mr. Shuaiheng Zhang was the vice general manager at Shenzhen SI Semiconductors Co., Ltd., a power semiconductor device manufacturer. From December 2015 to September 2019, Mr. Shuaiheng Zhang was the general manager and chairman of the board of Shenzhen SEG Longyan Energy Technology CO., Ltd., a subsidiary of Shenzhen SEG Co., Ltd. Mr. Shuaiheng Zhang received his bachelor degree In mechanical engineering from Xidian University and his master degree in computer science from Tsinghua University. Mr. Zhang has more than 40 years of working experience in management. We believe Mr. Zhang is well-qualified to serve as a member of our board due to his extensive management experience.

Yun Zhang.    Mr. Yun Zhang was appointed as a director, chair of the Nominating Committee, and a member of the Nominating and Corporate Governance Committee, the Compensation Committee, and the Audit Committee of the Company, effective on April 26, 2024. Mr. Yun Zhang has extensive experience across various roles, currently serves as a Consultant at China Machinery Engineering Corporation in Vancouver since September 2018. In this capacity, Mr. Yun Zhang is responsible for promoting and negotiating projects with local companies on behalf of the Chinese State-Owned Company. Prior to this, from September 2017 to September 2018, Mr. Yun Zhang held the position of Purchasing Manager at Homemax Building Supplies Inc., Vancouver, where he implemented annual purchasing plans, managed contracts, and ensured optimal inventory levels. Earlier in their career, from January 2015 to September 2017, Mr. Yun Zhang served as the Accountant Manager at China GEZHOUBA Group Company Limited in Wuhan, China. In this role, he focused on generating comprehensive reporting packages, including business performance results, and compiled reviewed financial data for effective projections. Mr. Yun Zhang’s diverse professional journey spans different industries and responsibilities, showcasing their adaptability and expertise. Mr. Yun Zhang earned his bachelor’s degree in Accounting from the University of Adelaide in 2011. We believe Mr. Zhang is well-qualified to serve as a member of our board due to his extensive management experience.

No Classification of Directors

In accordance with our existing charter, our board of directors is not divided into separate classes, and each director serves a one-year term until the next annual meeting of stockholders or until such director’s successor is duly elected and qualified.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. A majority of our board of directors is independent. An “independent director” is defined under the Nasdaq rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Lei Zhang, Mr. Shuaiheng Zhang and Mr. Yun Zhang are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Leadership Structure and Risk Oversight

The board of directors does not have a lead independent director. Currently Mr. Xiao Jian Wang serves as our Chief Executive Officer, President and Chairman of the Board.

Committees of the Board of Directors

The standing committees of our board of directors consist of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each of the committees will report to the board of directors as they deem appropriate and as the board may request.

Audit Committee

Our Audit Committee currently consists of Mr. Lei Zhang, Mr. Yun Zhang, and Mr. Shuaiheng Zhang, with Mr. Shuaiheng Zhang serving as the chairman of the Audit Committee. We believe that each of these individuals qualifies as an independent director according to the rules and regulations of the SEC with respect to audit committee membership. We also believe that Mr. Shuaiheng Zhang qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is attached as an exhibit to this Report.

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

Compensation Committee

Our Compensation Committee currently consists of Mr. Lei Zhang, Mr. Yun Zhang, and Mr. Shuaiheng Zhang, with Mr. Lei Zhang serving as the chairman of the Compensation Committee. We anticipate that each of the members of our Compensation Committee will be independent under the applicable Nasdaq listing standards. Our board of directors has adopted a written charter for the Compensation Committee, which is attached as an exhibit to this Report.

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

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee is responsible for, among other matters: (1) identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors; (2) overseeing the organization of our board of directors to discharge the board’s duties and responsibilities properly and efficiently; (3) identifying best practices and recommending corporate governance principles; and (4) developing and recommending to our board of directors a set of corporate governance guidelines and principles applicable to us.

Our Corporate Governance and Nominating Committee currently consists of Mr. Shuaiheng Zhang, Mr. Yun Zhang and Mr. Lei Zhang, with Mr. Yun Zhang serving as the chairman of the Corporate Governance and Nominating Committee. We anticipate that each of the members of our Corporate Governance and Nominating Committee will be independent under the applicable Nasdaq listing standards. Our board of directors has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.gdculturegroup.com.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, during the year ended December 31, 2025 and the period from January 1, 2026 until the date of this Report, all of the directors and officers filed the required Section 16 reports on time. We believe with respect to share exchange transaction during our fiscal year 2025, due to administrative oversight, the Form 4 for each of our 10% stockholders, Yan Wang and Qing Wang, to report such transaction that occurred in October 2025, were not filed on a timely basis.

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

Item 11. Executive Compensation

The following table provides disclosure concerning all compensation paid for services to GDC in all capacities for our fiscal years ended December 31, 2025 and 2024 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Xiao Jian Wang	2025	50,000	-	-	-	-	50,000
(CEO, President, Chairman of the Board, and Director)	2024	50,000	-	-	-	-	50,000
Zihao Zhao	2025	77,036					77,036
(CFO)	2024	30,000	-	-	-	-	30,000
Cai Lu	2025	-	-	-	-	-	-
(COO)	2024	-	-	-	-	-	-

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2025

During the fiscal year ended December 31, 2025, no shares of Common Stock were granted to our officers and directors under the equity incentive plans.

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

The officers also agreed to enter into additional confidential information and invention assignment agreements and are subject to certain non-compete and non-solicitation restrictions for a period of one year following termination.

Director Compensation

The following table represents compensation earned by our non-executive directors in 2025.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Lei Zhang (1)
Yun Zhang (2)
Shuaiheng Zhang (3)

(1)	Mr. Lei Zhang was appointed as a director of the Company, effective April 26, 2024.

(2)	Mr. Yun Zhang was appointed as a director of the Company, effective April 26, 2024.

(3)	Shuaiheng Zhang was appointed as a director of the Company, effective February 9, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

The percentage ownership information shown in the table below is based on that there were 60,759,711 shares of common stock outstanding as of March 27, 2026. Unless otherwise noted, the business address of each of the following entities or individuals is 111 Town Square Place, Suite #1203, Jersey City, NJ 07310.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Named Executive Officers
Xiao Jian Wang, Chief Executive Officer, President and Chairman of the Board	—	—
Zihao Zhao, Chief Financial Officer	—	—
Lu Cai, Chief Operating Officer	—	—
Lei Zhang, Director	—	—
Shuaiheng Zhang, Director	—	—
Yun Zhang, Director	—	—
All officers and directors as a group (6 persons):	—	—
5% Beneficial Owner
None

Changes in Control

There has been no change in control during the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The balances due to related parties as of December 31, 2025 and 2024 were presented in “Other payables – related parties” in the consolidated balance sheets. The details are set out below:

Name of related party	Relationship	Nature	December 31, 2025	December 31, 2024
Xiaojian Wang	Chief Executive Officer	Accrued compensations	$100,000	$50,000
Xiaojian Wang	Chief Executive Officer	Interest-free loans to the Company*	-	349,485
Xiaojian Wang	Chief Executive Officer	Invoices paid on behalf of the Company	2,150	50,000
Zihao Zhao	Chief Finance Officer	Accrued compensations	60,833	50,833
Zihao Zhao	Chief Finance Officer	Reimbursement	2,033	1,948
Total			$165,016	$502,266

*	From September 2024 to March 2025, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), lent $399,485 to the Company through six loan agreements, for working capital purposes. Pursuant to the loan agreements, these loans are non-interest bearing and are due from September 2025 to January 2026, respectively. From March 2025 to May 2025, the Company repaid $399,485 in full to the CEO.

Related Party Transaction

As disclosed in Note 1, the Company purchased 100% equity interest of Pallas from the Sellers, on September 29, 2025. Two shareholders of the Company, who beneficially own 12.86%, in the aggregate, of the outstanding shares of common stock of the Company, immediately before the execution of the Transaction, also serve as the directors and share voting and dispositive power over the shares issued by the Target. Accordingly, the Pallas Transaction constitutes a related party transaction for the Company pursuant to Item 404 of Regulation S-K.

As of December 31, 2025 and 2024, the balance of other payables - related parties were $165,016 and $502,266, respectively, mainly consisted of accrued compensation of the Company’s officers, interest - free loans received from the Company’s officers and operating related fees paid by the Company’s officer on behalf of the Company. As of December 31, 2025, the interest-free loans received from the Company’s officers were fully repaid.

For the years ended December 31, 2025 and 2024, the Company recorded compensation expenses to its officers amounted to $127,036 and $80,000, respectively, for their services provided to the Company.

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

Item 14. Principal Accountant Fees and Services.

GGF was appointed by the Company to serve as its independent registered public accounting firm for fiscal year ended December 31, 2025. HTL International, LLC (the “HTL”) was appointed by the Company to serve as its independent registered public accounting firm for fiscal year ended December 31, 2024.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our auditors in connection with regulatory filings. The aggregate fees billed by GGF for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2025 totaled $210,000. The aggregate fees billed by HTL for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2025 and 2024 totaled $60,000 and $180,000, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2025 and 2024, we did not pay GGF or HTL for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay GGF or HTL for tax services for the years ended December 31, 2025 and 2024.

All Other Fees. We did not pay GGF or HTL for other services for the years ended December 31, 2025 and 2024.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1)  Financial Statements

(2) Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in Item 15 of Part IV below.

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

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Share Exchange Agreement, dated September 10, 2025, by and among GD Culture Group Limited, Pallas Capital Holding Ltd and the shareholders of Pallas Capital Holding Ltd, filed as exhibit 2.1 to the current report on Form 8-K filed on September 16, 2025 and incorporated herein by reference
3.1	Articles of Incorporation, filed as exhibit 3.1 to the registration statement on Form S-1 filed on May 10, 2019 and incorporated herein by reference
3.2	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.2 to the registration statement on Form S-1 filed on May 10, 2019 and incorporated herein by reference
3.3	Certificate of Amendment of Articles of Incorporation, filed as exhibit 3.1 to the current report on Form 8-K filed on May 18, 2020 and incorporated herein by reference
3.4	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.1 to the Current Report on Form 8-K of the Company filed on November 8, 2022 and incorporated herein by reference
3.5	Certificate of Amendment to Articles of Incorporation, filed as exhibit 3.1 to the Current Report on Form 8-K of the Company filed on January 10, 2023 and incorporated herein by reference
3.6	Second Amended and Restated Bylaws, filed as exhibit 3.2 to the current report on Form 8-K filed on January 10, 2023 and incorporated herein by reference
4.1	Description of Securities, filed as exhibit 4.1 to the annual report on Form 10-K filed on March 18, 2025 and incorporated herein by reference
4.2	Form of Placement Agent Warrant, filed as exhibit 4.3 to the current report on Form 8-K filed on February 18, 2021 and incorporated herein by reference
4.3	Form of Placement Agent Warrant, filed as Exhibit 4.2 to the current report on Form 8-K filed on May 17, 2023 and incorporate herein by reference
4.4	Form of Pre-funded Warrants, filed as Exhibit 4.1 to the current report on Form 8-K filed on November 3, 2023 and incorporate herein by reference
10.1	Share Purchase Agreement by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 19, 2022 and incorporated herein by reference
10.2	Technical Consultation and Service Agreement, by and between Makesi IoT Technology (Shanghai) Co., Ltd. and Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.3	Equity Pledge Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.4	Equity Option Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference

10.5	Voting Rights Proxy and Financial Support Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated September 16, 2022, filed as exhibit 10.4 to the Current Report on Form 8-K of the Company filed on October 5, 2022 and incorporated herein by reference
10.6	Agreement to Assign Technical Consultation and Service Agreement, by and between Makesi IoT Technology (Shanghai) Co., Ltd. and Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.7	Agreement to Assign Equity Pledge Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.8	Agreement to Assign Equity Option Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference

10.9	Agreement to Assign Voting Rights Proxy and Financial Support Agreement, by and among Makesi IoT Technology (Shanghai) Co., Ltd., Shanghai Highlight Media Co., Ltd. and the shareholders of Shanghai Highlight Media Co., Ltd., dated February 27, 2023, filed as exhibit 10.4 to the Current Report on Form 8-K of the Company filed on February 27, 2023 and incorporated herein by reference
10.10	Termination Agreement by and among Makesi IoT Technology (Shanghai) Co., Ltd., Sichuan Wuge Network Games Co., Ltd. and the shareholders of Sichuan Wuge Network Games Co., Ltd., dated September 28, 2022, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 30, 2022 and incorporated herein by reference
10.11	Director Offer Letter to Shuaiheng Zhang, dated February 9, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on February 9, 2023 and incorporated herein by reference
10.12	Form of Placement Agency Agreement, dated May 1, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 4, 2023 and incorporated herein by reference
10.13	Form of RD Securities Purchase Agreement between the Company and certain Purchasers, dated May 1, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on May 4, 2023 and incorporated herein by reference
10.14	Form of PIPE Securities Purchase Agreement between the Company and certain Purchasers, dated May 1, 2023, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on May 4, 2023 and incorporated herein by reference
10.15	Form of Amendment to RD Securities Purchase Agreement between the Company and certain Purchasers, dated May 16, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 17, 2023 and incorporated herein by reference
10.16	Form of Amendment to PIPE Securities Purchase Agreement between the Company and certain Purchasers, dated May 16, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on May 17, 2023 and incorporated herein by reference
10.17	Employment agreement between GD Culture Group Limited and Xiao Jian Wang, dated April 21, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 21, 2023 and incorporated herein by reference
10.18	Employment agreement between GD Culture Group Limited and Zihao Zhao, dated April 21, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on April 21, 2023 and incorporated herein by reference
10.19	Software Purchase Agreement, dated June 22, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 27, 2023 and incorporated herein by reference
10.20	Share Purchase Agreement, dated June 26, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 28, 2023 and incorporated herein by reference
10.21	Termination Agreement, dated September 26, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 26, 2023 and incorporated herein by reference
10.22	Equity Purchase Agreement, dated October 27, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 27, 2023 and incorporated herein by reference
10.23	Placement Agency Agreement, dated November 1, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 3, 2023 and incorporated herein by reference
10.24	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated October 31, 2023, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on November 3, 2023 and incorporated herein by reference
10.25	Form of Amendment to the Securities Purchase Agreement, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 17, 2023 and incorporated herein by reference

10.26	Warrant Exchange Agreement, dated November 1, 2023, filed as exhibit 10.3 to the Current Report on Form 8-K of the Company filed on November 3, 2023 and incorporated herein by reference
10.27	Amended and Restated Equity Purchase Agreement, dated November 10, 2023, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 13, 2023 and incorporated herein by reference
10.28	Placement Agency Agreement, dated March 22, 2024, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 26, 2024 and incorporated herein by reference
10.29	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated March 22, 2024, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on March 26, 2024
10.30	Director Offer Letter to Yun Zhang, dated April 26, 2024, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 26, 2024 and incorporated herein by reference
10.31	Director Offer Letter to Lei Zhang, dated April 26, 2024, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on April 26, 2024 and incorporated herein by reference

10.32	Software Purchase Agreement between the Company and Shanxi Gangdong Cultural Media Co., Ltd. dated May 31, 2024, filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 6, 2024 and incorporated herein as reference
10.33	At-The-Market Issuance Sales Agreement, dated February 10, 2025, by and between the Company and Univest Securities, LLC, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 10, 2025 and incorporated herein by reference
10.34	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated March 4, 2025, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 7, 2025 and incorporated herein by reference
10.35	Placement Agency Agreement, dated March 4, 2025, by and between the Company and Univest Securities, LLC, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on March 7, 2025 and incorporated herein by reference
10.36	Software Purchase Agreement, dated April 28, 2025, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 30, 2025 and incorporated herein by reference
10.37	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated May 2, 2025, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 6, 2025 and incorporated herein by reference
10.38	Form of Securities Purchase Agreement between the Company and certain Investors, dated May 11, 2025, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 13, 2025 and incorporated herein by reference
10.39	Employment agreement between the Company and Zihao Zhao, dated June 27, 2025, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on On Julv 3, 2025 and incorporated herein by reference
10.40	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated October 24, 2025, filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 29, 2025 and incorporated herein by reference
10.41	Placement Agency Agreement, dated October 24, 2025, filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 29, 2025 and incorporated herein by reference
14.1	Code of Business and Ethics, filed as exhibit 14.1 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
19.1	Insider Trading Policies, filed as exhibit 19.1 to the Annual Report on Form 10-K of the Company filed on April 2, 2024 and incorporated herein by reference
21.1	List of Subsidiaries, filed as exhibit 21.1 to the Annual Report on Form 10-K of the Company filed on April 2, 2024 and incorporated herein by reference
23.1*	Consent of HTL International, LLC
23.2*	Consent of GGF CPA LTD
23.3*	Consent of Junjin Law Firm
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by 18 U.S.C. 1350.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, filed as exhibit 97.1 to the Annual Report on Form 10-K of the Company filed on April 2, 2024 and incorporated herein by reference
99.1	Form of Audit Committee Charter, filed as exhibit 99.1 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
99.2	Form of Compensation Committee Charter, filed as exhibit 99.2 to the registration statement on Form S-1 filed on June 16, 2015 and incorporated herein by reference
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Item 16. Form 10–K Summary

None.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GD Culture Group Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of GD Culture Group Limited (the “Company”) and its subsidiaries as of December 31, 2025, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Existence and Rights to Digital Assets

As described in Note 3 to the consolidated financial statements, as of December 31, 2025, the Company recorded digital assets with a fair value of approximately $663 million, which were held in a third-party custody wallet.

We identified the evaluation of the existence of and the Company’s rights to its digital assets as a critical audit matter due to the nature and extent of audit effort required to address the matter, which includes a significant involvement of more experienced engagement team members. Subjective auditor judgment was required in determining the nature and extent of audit procedures and the sufficiency of audit evidence obtained to test the digital assets recognized by the Company.

The following are the primary procedures we performed to address this critical audit matter: we evaluated the design and tested the operating effectiveness of certain internal controls over the existence of the Company’s investment in digital assets and the Company’s rights over its investment in digital assets; we reviewed the custodial agreement to obtain understanding of the Company’s rights and obligations in relation to the digital assets held in custody; we evaluated the reliability of the third-party custodian, performed the reconciliation of digital assets per the Company’s records to the custodial service ledgers and the public blockchain, and obtained confirmation of the Company’s investment in digital assets held with the third-party custodian as of December 31, 2025, and compared the results of the confirmation to the Company’s record; we also assessed the sufficiency of audit evidence obtained by evaluating the cumulative results of the audit procedures.

/s/ GGF CPA LTD

We have served as the Company’s auditor since 2026.

Guangzhou, the People’s Republic of China

March 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GD Culture Group Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of GD Culture Group Limited (the “Company”) and its subsidiaries as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

/s/ HTL International, LLC

We have served as the Company’s auditor from 2023 to 2026.

Houston, Texas

March 17, 2025

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$456,041	$22,538
Other receivables, net	41,803	9,195
Prepayments	331,588	-
Total current assets	829,432	31,733

EQUIPMENT, NET	3,477	7,781

RIGHT-OF-USE ASSETS, NET	987,988	1,342,333

OTHER ASSETS
Intangible assets, net	5,090,238	1,102,400
Other assets	250,740	250,740
Digital assets	662,996,878	-
Total other assets	668,337,856	1,353,140
Total assets	$670,158,753	$2,734,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$507,745	$401,821
Other payables - related parties	165,016	502,266
Lease liabilities - current	353,648	427,984
Income tax payable	187,995	141,810
Total current liabilities	1,214,404	1,473,881

OTHER LIABILITIES
Lease liabilities – non-current	781,216	1,104,552
Deferred tax liabilities	20,988	153,911
Total other liabilities	802,204	1,258,463
Total liabilities	2,016,608	2,732,344

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000,000 and 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Common stock, $0.0001 par value, 10,000,000,000 and 200,000,000 shares authorized, 57,318,111 and 11,167,294 shares issued and outstanding as of December 31, 2025 and 2024, respectively	5,732	1,117
Additional paid-in capital	937,770,530	82,758,975
Accumulated deficit	(270,071,082)	(83,194,386)
Accumulated other comprehensive income	152,627	152,585
Total GD Culture Group Limited shareholders’ equity (deficits)	667,857,807	(281,709)
Noncontrolling interest	284,338	284,352
Total shareholders’ equity	668,142,145	2,643
Total liabilities and shareholders’ equity	$670,158,753	$2,734,987

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2025	2024
OPERATING EXPENSES
Selling and marketing expenses	$(300,000)	$(2,402,908)
General and administrative expenses	(5,054,062)	(5,055,507)
Research and development expenses	(2,256,000)	(797,500)
Impairment of intangible assets	(852,800)	(2,755,659)
Provision of credit loss expenses	-	(3,150,000)
TOTAL OPERATING EXPENSES	(8,462,862)	(14,161,574)

LOSS FROM OPERATIONS	(8,462,862)	(14,161,574)

OTHER (EXPENSE) INCOME
Interest income	6,435	8,671
Unrealized loss on fair value changes of digital assets	(178,507,882)	-
Sublease rental income	32,609	-
TOTAL OTHER (EXPENSE) INCOME	(178,468,838)	8,671

LOSS BEFORE INCOME TAXES	(186,931,700)	(14,152,903)

LESS: INCOME TAX BENEFIT	54,977	32,101

NET LOSS	$(186,876,723)	$(14,120,802)
Net loss attributable to noncontrolling interest	(27)	(284,641)
Net loss attributable to shareholders of common stock	(186,876,696)	(13,836,161)

OTHER COMPREHENSIVE INCOME (LOSS)
- Foreign currency translation adjustment	55	(14,544)
- Fair value changes of convertible note receivables	-	(102,027)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	55	(116,571)
COMPREHENSIVE LOSS, net of tax	$(186,876,668)	$(14,237,373)
Comprehensive loss attributable to noncontrolling interest	(14)	(378,491)
Comprehensive loss attributable to shareholders of common stock	(186,876,654)	(13,858,882)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS
Basic and diluted	30,344,325	9,565,918

Loss per share available to common shareholders
Basic and diluted	$(6.16)	$(1.45)

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2025

	Attributable to GD Culture Group Limited Shareholders
									Total
					Additional			Accumulated Other	GD Culture Group Limited Shareholders’	Non	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	(Deficits)	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2025	-	$-	11,167,294	$1,117	$82,758,975	$-	$(83,194,386)	$152,585	$(281,709)	$284,352	$2,643
Net loss	-	-	-	-	-	-	(186,876,696)	-	(186,876,696)	(27)	(186,876,723)
Issuance of common stock for cash	-	-	3,564,534	356	3,907,304	17,390	-	-	3,925,050	-	3,925,050
Issuance of prefunded warrants for cash	-	-	-	-	3,615,226	(17,390)	-	-	3,597,836	-	3,597,836
Exercise of November 2023 Registered Warrants	-	-	952,644	95	(95)	-	-	-	-	-	-
Issuance of common stock for acquisition of certain software	-	-	2,444,295	245	5,988,278	-	-	-	5,988,523	-	5,988,523
Issuance of common stock for acquisition of Pallas	-	-	39,189,344	3,919	225,726,702	-	-	-	225,730,621	-	225,730,621
Related party capital contribution	-	-	-	-	615,774,140	-	-	-	615,774,140	-	615,774,140
Foreign currency translation	-	-	-	-	-	-	-	42	42	13	55
BALANCE, December 31, 2025	-	-	57,318,111	5,732	937,770,530	-	(270,071,082)	152,627	667,857,807	284,338	668,142,145

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2024

	Attributable to GD Culture Group Limited Shareholders
					Additional		Accumulated Other	Total GD Culture Group Limited Shareholders’	Non	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficits)	Interest	Equity
Balance, January 1, 2024	-	$-	5,453,416	$545	$77,530,221	$(69,358,225)	$175,306	$8,347,847	$3,813,636	$12,161,483
Net loss	-	-	-	-	-	(13,836,161)	-	(13,836,161)	(284,641)	(14,120,802)
Issuance of common stock for cash	-	-	810,277	81	829,798	-	-	829,879	-	829,879
Issuance of common stock for acquisition of 13.33% ownership of Shanghai Xianzhui	-	-	400,000	40	3,150,753	-	-	3,150,793	(3,150,793)	-
Issuance of common stock for acquisition of copyright	-	-	1,560,000	156	1,247,844	-	-	1,248,000	-	1,248,000
Exercise of pre-funded warrants	-	-	1,489,385	150	504	-	-	654	-	654
Exercise of February 2021 Registered Warrants	-	-	92,756	9	(9)	-	-	-	-	-
Exercise of November 2023 Registered Warrants	-	-	1,361,460	136	(136)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	79,306	79,306	(93,850)	(14,544)
Reversal of fair value changes of convertible notes receivable	-	-	-	-	-	-	(102,027)	(102,027)	-	(102,027)
Balance, December 31, 2024	-	$-	11,167,294	$1,117	$82,758,975	$(83,194,386)	$152,585	$(281,709)	$284,352	$2,643

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(186,876,723)	$(14,120,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	4,304	4,730
Amortization of intangible assets	1,147,885	692,755
Amortization of right-of-use assets	354,345	424,264
Unrealized loss on fair value changes of digital assets	178,507,882	-
Provision of credit loss expenses on convertible notes	-	2,500,000
Provision of credit loss expenses on loan receivable	-	650,000
Impairment of intangible assets	852,800	2,755,659
Deferred income tax	(132,923)	(173,911)

Changes in operating assets and liabilities
Other receivables	(32,608)	264
Prepayments	(331,588)	1,284,280
Other payables and accrued liabilities	1,154	378,536
Lease liabilities	(397,672)	(349,679)
Taxes payable	46,185	141,810
Other payables - related parties	12,235	131,948

Net cash used in operating activities	(6,844,724)	(5,680,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to a third party	-	(1,900,000)
Repayment of loan to a third party	-	1,250,000

Net cash used in investing activities	-	(650,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,907,660	829,879
Proceeds from issuance of prefunded warrants	3,619,997	-
Proceeds from exercise of prefunded warrants	-	654
Proceeds from related party loans	50,000	349,485
Proceeds from shareholder loan	100,000	-
Repayments to a related party	(399,485)	-

Net cash provided by financing activities	7,278,172	1,180,018

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	55	(2,852)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	433,503	(5,152,980)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	22,538	5,175,518

CASH AND CASH EQUIVALENTS, END OF YEAR	$456,041	$22,538

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$31,761	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for acquisition right, title, and interest in and to the certain software	$5,988,523	$1,248,000
Initial recognition of right-of-use assets and lease liability	$-	$205,539
Issuance of common stock for 13.3333% interest in SH Xianzhui	$-	$3,150,793
Exercise of November 2023 Registered Warrants	$95	$136
Exercise of pre-funded warrants pursuant to the Warrant Exchange Agreements	$-	$93
Exercise of February 2021 Registered Warrants	$-	$9
Issuance of common stock for acquisition Pallas	$225,730,621	$-
Capital contribution from related parties	$615,774,140	$-
Fair value changes of convertible notes receivable	$-	$(102,027)

The accompanying notes are an integral part of these consolidated financial statements.

GD CULTURE GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Organization

GD Culture Group Limited (“GDC” or the “Company”), formerly known as Code Chain New Continent Limited, is a Nevada corporation and a holding company. The Company currently conducts its operations through the Company and its subsidiary, AI Catalysis Corp. (“AI Catalysis”). Historically, the Company’s business focused on artificial intelligence-driven digital human creation and customization as well as live streaming and e-commerce activities. The Company has recently begun adjusting its strategic direction and has been scaling back certain artificial intelligence-related initiatives while evaluating new opportunities to utilize its existing artificial intelligence and virtual content generation technologies. As part of this strategic transition, the Company is expanding into the interactive reading and narrative entertainment market. The Company’s subsidiaries, Citi Profit Investment Holding Limited (“Citi Profit BVI”), Highlights Culture Holding Co., Limited (“Highlight HK”), Shanghai Highlight Entertainment Co., Ltd. (“Highlight WFOE”) are holding companies with no material operations. The Company’s subsidiary, Shanghai Xianzhui Technology Co., Ltd. (“SH Xianzhui”), previously engaged in marketing-related services but does not currently conduct business operations and has no material operating activities.

SH Xianzhui was incorporated by Highlight WFOE and two other shareholders on August 10, 2023. SH Xianzhui is principally engaged in the provision of social media marketing agency service. Highlight WFOE initially owned 60% of the total equity interest of SH Xianzhui. On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe Property Management Co., Ltd. (“Beijing Hehe”), which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in JV”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% of the equity interest in SH Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. On January 11, 2024, the Company issued the 400,000 shares of its common stock, at the price of $2.5 per share, to Beijing Hehe and the transaction was completed. As of December 31, 2025, the Company owns 73.3333% of the total equity interest of SH Xianzhui.

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

Pallas was established for the primary purpose of holding digital assets as a long-term reserve, with the objective of achieving potential appreciation in value. As of December 31, 2025, Pallas held 7,500 units of Bitcoin.

Two shareholders of the Company, who beneficially own 12.86%, in the aggregate, of the outstanding shares of common stock of the Company, immediately before the execution of the Pallas Transaction, also serve as the directors and share voting and dispositive power over the shares issued by the Target. Accordingly, the Transaction constitutes a related party transaction for the Company pursuant to Item 404 of Regulation S-K.

Referring to Financial Accounting Standards Board (“FASB”) ASC Topic 805-10-55-5, the Company applied two steps (including step 1, screen test and step 2, evaluation of process and input) in evaluating whether the acquisition was an asset acquisition or a business combination. Pallas had no operations except for holding Bitcoin as a reserve, and substantially all of the fair value of the gross assets acquired is concentrated in its Bitcoin. Therefore, the Company decided that Pallas cannot constitute a business and such Pallas Transaction should be accounted for as an asset acquisition. The purchase consideration is measured based on the fair value of the Company’s common stock issued and the consideration is further allocated to the value of the asset acquired in the transaction. Given the related party nature of the Pallas Transaction and the fact that the acquired digital assets are highly liquid and have observable market prices, which indicated that the fair value of the assets acquired is far higher than the fair value of the common stock issued, management concluded that the such Pallas transaction indicated a capital contribution from the shareholders. Accordingly, the excess of the fair value of the digital assets acquired over the fair value of the common stock issued should be recorded as an increase in additional paid-in capital and the value of the assets acquired, which was concurrently with the determination of the value of the assets acquired under asset acquisition.

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

The Company has recently begun adjusting its strategic direction and has been scaling back certain artificial intelligence-related initiatives while evaluating new opportunities to utilize its existing artificial intelligence and virtual content generation technologies. As part of this strategic transition, the Company is working on the development of a mobile and web platform for interactive fiction—story experiences where readers make choices that branch the plot and lead to multiple endings.

Liquidity and Capital Resources

As of December 31, 2025, the Company had $456,041 in its operating bank accounts and working capital deficit of approximately $0.3 million. From January 2026 to the date the consolidated financial statements were available to be issued, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), made advances of $340,000 to the Company through, these advances are non-interest bearing and due on demand.

On January 23, 2025, Green Oasis Limited, a shareholder holding less than 5% ownership shares in the Company, provided a $100,000 loan to the Company, for working capital purposes, with maturity as of April 23, 2025. On April 25, 2025, Green Oasis Limited and the Company extended the maturity date to July 23, 2025, which was further extended to July 23, 2026 through an amendment agreement.

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

On May 2, 2025, the Company completed a securities offering in which it agreed to sell (i) 1,115,600 shares of its common stock at a purchase price of approximately $0.524 per share and (ii) 9,380,582 pre-funded warrants at a purchase price of approximately $0.523 per warrant. As of December 31, 2025, the Company received gross proceeds of approximately $4.5 million from the subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through December 31, 2025 included underwriter’s fees of $314,343 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. As of December 31, 2025, The Company used the proceeds from the offering for working capital purposes.

On October 24, 2025, the Company sold 1,333,334 shares of common stock at $2.1 per share, generating gross proceeds of $2.8 million. The Company received net proceeds of approximately $2.5 million after deducting underwriter’s fees of $196,000 and other offering costs of $60,000. The Company used the proceeds from the offering for working capital purposes.

In March 2026, the CEO executed a Letter of Support in which he agreed to provide continuing financial support to the Company for a period of at least 12 months from the issuance date of the Company’s consolidated financial statements for the year ended December 31, 2025.

The Company expects to continue incurring significant operating cash outflows to support its operations. Additional financing may be required to sustain the business. Management will make its best efforts to secure the necessary funding to support the Company’s operations.

The Company evaluated its ability to continue as a going concern in accordance with ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess whether there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The management assessed its liquidity position and concluded that the Company will have sufficient liquidity to meet its obligations as they become due for at least the next twelve months from the date the consolidated financial statements are issued.

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

Translation adjustments included in accumulated other comprehensive income amounted to $213,626 and $213,571 as of December 31, 2025 and 2024, respectively. The consolidated balance sheets amount, with the exception of shareholders’ equity at December 31, 2025 and 2024 were translated at 6.9931 RMB and 7.2993 RMB to $1.00, respectively. The shareholders’ equity accounts were stated at their historical rate. The average translation rates applied to consolidated statements of operations accounts for the years ended December 31, 2025 and 2024 were 7.1873 RMB and 7.1964 RMB to $1.00, respectively. The consolidated statements of cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Cash and Cash Equivalents

As of December 31, 2025 and 2024, the Company did not have any cash equivalents. All cash were unrestricted as to withdrawal and use and were demand deposits placed with commercial banks.

Prepayments

Prepayments are advances paid to outside vendors for services purchases. The Company has legally binding contracts with its vendors. Once the services are received, the amounts are recognized as expenses in the consolidated statements of operations.

Credit Losses and Write-off Policy

The Company evaluates financial assets, including loan receivable and convertible notes for credit losses in accordance with applicable accounting guidance.

Loan receivable is assessed for credit loss in accordance with ASC 326, Financial Instruments – Credit Losses (“ASC 326”). The Company evaluates expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. If it is determined that all or a portion of the loan receivable is uncollectible, the Company records an allowance for credit losses through provision in the consolidated statements of operations.

The Company accounted for credit losses on available-for-sale (“AFS”) debt securities in accordance with ASC 326-30, Financial Instruments—Credit Losses. Under ASC 326-30, the Company evaluates AFS debt securities at each reporting date to determine whether a decline in fair value below amortized cost is attributable to credit-related factors or non-credit factors. If a credit-related impairment is identified, the Company records an allowance for credit losses through earnings, limited to the difference between amortized cost and fair value. Non-credit related declines remain in accumulated other comprehensive income. If credit quality improves, previously recognized credit losses are reversed through earnings, up to the amount of prior allowance. The Company assesses credit risk based on issuer financial health, market conditions, and macroeconomic factors.

Financial assets are written off when management determines that such amounts are uncollectible. Write-offs are recorded against the related allowance for credit losses. Write-offs of financial assets that were previously fully reserved do not result in additional credit loss expense in the period of write-off.

For the years ended December 31, 2025 and 2024, the Company recorded provision of credit loss expenses of $nil and $3,150,000, respectively, in relation to its financial assets. During the year ended December 31, 2025, the Company wrote off the remaining balances of the loan receivable and convertible notes, which had been previously fully reserved.

Equipment

Equipment was stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method after consideration of the estimated useful lives of the assets and estimated residual value. The estimated useful lives and residual value are as follows:

	Useful Life	Estimated Residual Value
Office equipment and furniture	5 years	5%

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of operations. Expenditure for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

The Company’s lease has an initial term of 5.4 years. The Company’s lease agreements did not include non-lease components. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any significant residual value guarantees or restricted covenants.

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

The Company evaluated the subleased office spaces in accordance with the provisions of ASC Topic 842, Leases (“ASC 842”). Since the Company has not been relieved as the primary obligor of the head lease, the Company cannot net the sublease income against its lease payment to calculate the lease liability and right-of-use (“ROU”) asset. The Company records sub-lease income over the term of the subleases on a straight-line basis. The sublease income amounted to $32,609 and $nil for the years ended December 31, 2025 and 2024, respectively, which was presented as other income on the accompanying consolidated statements of operations and comprehensive loss.

Impairment for Long-lived Assets

The Company’s determination of whether or not an indication of impairment exists at the cash generating unit level requires significant management judgment pertaining to intangible assets, including a software copyright of AI Box, which is used for online living-stream and a software copyright of Chat Box, which is used for online interactive entertainment scenarios, as well as the operating right-of-use (“ROU”) assets, including the offices of the Company. Management considers both external and internal sources of information in assessing whether there are any indications that the Company’s intangible assets and ROU assets are impaired. Based on the evaluation, the Company recognized impairment losses in long-lived assets of $852,800 and $2,755,659, respectively, for the years ended December 31, 2025 and 2024.

Digital Assets

The Company holds digital assets primarily for investment and treasury purposes rather than for use in the ordinary course of business. In accordance with ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets, digital assets are accounted for as intangible assets measured at fair value, with changes in fair value recognized immediately in earnings. Digital assets are initially recorded at cost, including acquisition-related fees (see Note 1). Subsequent to initial recognition, digital assets are measured at fair value at each reporting date, and unrealized gains and losses are included in the statement of operations. Upon disposal, the difference between proceeds and carrying amount is recognized as a gain or loss in earnings. The Company discloses the number of units held, cost basis, fair value, and any significant restrictions on the ability to sell or transfer digital assets in the Note 3 to the consolidated financial statements.

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

As of December 31, 2025 and 2024, the carrying values of cash, other receivables and other payables approximate their fair values due to the short-term nature of the instruments.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of marketing related expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of (i) staff cost, rental and depreciation related to general and administrative personnel, (ii) professional expenses, and (iii) conference expenses in relation to a developer conference.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. For the year ended December 31, 2025, the Company recorded $90,000 of penalty related to the late filing of tax returns. For the year ended December 31, 2024, the Company recorded $93,446 penalty and $2,053 interest for failed filing the tax return timely.

Interest

Interest income is mainly generated from bank deposits and other interest earning financial assets and is recognized on an accrual basis using the effective interest method.

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders of the Company by the weighted average common stocks outstanding during the period. Diluted income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stocks were exercised and converted into common stocks.

In May 2023, November 2023 and May 2025, the Company issued and sold pre-funded warrants that are exercisable for shares of common stock at a nominal exercise price. In accordance with ASC 260, these prefunded warrants are considered to be common stock equivalents and are included in the calculation of basic and diluted earnings per share when the inclusion is dilutive. As the exercise price of the prefunded warrants is nominal and substantially all conditions necessary to exercise the warrants have been met, the prefunded warrants are included in the weighted average shares outstanding for both basic and diluted income (loss) per share. As of December 31, 2025, 7,468,536 pre-funded warrants as described were outstanding.

For the years ended December 31, 2025 and 2024, 1,260,665 and 2,312,006 of outstanding warrants (excluding the Pre-funded Warrants and Exchange Warrants) which are equivalent to convertible of 1,059,277 and 2,110,618 common stocks, respectively, were excluded from the diluted income (loss) per share calculation due to their antidilutive effect.

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

Recently Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 on a prospective basis for the 2025 annual reporting period. Refer to Note 10 - Taxes for further detail.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its future consolidated financial statements.

In March 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326): Simplifications to the Accounting for Short-Term Receivables and Contract Assets. The update introduces practical expedients that allow entities to simplify the estimation of expected credit losses for accounts receivable and contract assets by permitting certain assumptions regarding current conditions and expectations of future economic conditions. The amendments are intended to reduce the complexity and cost of applying the current expected credit loss model for short-term financial assets. The amendments in this update are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows.

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

	December 31, 2025				December 31, 2024
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Digital assets (1)	$663	$663	$—	$—	$—	$—	$—	$—
Total	$663	$663	$—	$—	$—	$—	$—	$—

As of December 31, 2025, the Company’s digital assets were comprised of 7,500 units of Bitcoin, at cost of $842 million. These Bitcoins were originally held by Pallas and continued to be held following the Company’s acquisition of Pallas. In accordance with ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets, the Company accounts for its crypto assets as indefinite-lived intangible assets measured at fair value, with changes in fair value recognized in net income in each reporting period.

The fair value of Bitcoin is determined based on quoted prices in active markets. The Company does not apply amortization to digital assets. Gains and losses resulting from changes in fair value are presented within “Other income” in the consolidated statements of operations.

As of December 31, 2025, the fair value of the Company’s Bitcoin holdings was $662,996,878. For the year ended December 31, 2025, the Company recognized a net loss of $178,507,882  in the consolidated statements of operations related to changes in the fair value of its Bitcoin holdings. There was no disposal of digital assets during the year ended December 31, 2025.

Note 4 – Prepayments

Prepayments consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Prepayments of operating lease	$45,325	$-
Prepaid research and development fee*	195,000	-
Prepaid car rental	75,648	-
Other prepayments	15,615	-
Total prepayments	$331,588	$-

*	On July 8, 2025, the Company executed an agreement with a contractor for service activities related to the Interactive Reading Platform, pursuant to which, the Company agreed to pay the contractor $101,000 each month, starting from July 9, 2025, until the completion of the project or termination of this agreement. The contractor shall design, develop, and deliver an interactive reading platform.

Note 5 – Equipment, net

Equipment, net consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Office equipment and furniture	$14,190	$14,190
Subtotal	14,190	14,190
Less: accumulated depreciation	(10,713)	(6,409)
Total	$3,477	$7,781

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $4,304 and $4,730, respectively.

Note 6 – Intangible Assets, net

Intangible assets consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Software	$4,890,092	$3,642,092
Add: purchase of software*	5,988,523	1,248,000
Subtotal	10,878,615	4,890,092
Less: accumulated amortization	(2,184,403)	(1,036,518)
Accumulated impairment	(3,603,974)	(2,751,174)
Total	$5,090,238	$1,102,400

*	On April 28, 2025, the Company purchased one software- Chat Box, by issuance of 2,444,295 shares of the Company’s common stock. Chat Box is an immersive chatbot platform centered on Al technology, specifically designed for otaku enthusiasts and interactive entertainment scenarios.

Amortization expenses for the years ended December 31, 2025 and 2024 were $1,147,885 and $692,755, respectively.

As of December 31, 2025, the net book value of software copyrights was $5,090,238, after deducting accumulated amortization of $2,184,403 and accumulated impairment of $3,603,974. Due to limited potential economic benefits for varying reasons, the Company recognized impairment losses of $852,800 and $2,755,659, respectively, for the years ended December 31, 2025 and 2024, to the software copyrights.

Future amortization of intangible assets are as follows:

Amortization
FY2026	1,197,708
FY2027	1,197,708
FY2028	1,197,708
FY2029	1,197,708
FY2030	299,406
Total future amortization of intangible assets	$5,090,238

Note 7 – Other Payables and Accrued Liabilities

Other payables and accrued liabilities consisted of the following as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024

Professional service fee	$345,570	$375,085
Payroll	57,226	26,558
Advance from an investor (1)	4,771	-
Amounts due to shareholder (2)	100,000	-
Others	178	178
Total	$507,745	$401,821

(1)	Includes advance from one of the warrant shareholders for the exercise of prefunded warrants.

(2)	On January 23, 2025, Green Oasis Limited, which at the time held less than 5% ownership shares in the Company, provided a $100,000 loan to the Company, for working capital purposes, with maturity as of April 23, 2025. On April 25, 2025, Green Oasis Limited and the Company extended the maturity date to July 23, 2025, which was further extended to July 23, 2026 through an amendment agreement.

Note 8 – Related Party Balances and Transactions

Other payables – related parties:

Name of related party	Relationship	Nature	December 31, 2025	December 31, 2024

Xiaojian Wang	Chief Executive Officer	Accrued compensations	$100,000	$50,000
Xiaojian Wang	Chief Executive Officer	Interest-free loans to the Company*	-	349,485
Xiaojian Wang	Chief Executive Officer	Invoices paid on behalf of the Company	2,150	50,000
Zihao Zhao	Chief Finance Officer	Accrued compensations	60,833	50,833
Zihao Zhao	Chief Finance Officer	Reimbursement	2,033	1,948
Total			$165,016	$502,266

*	From September 2024 to March 2025, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), lent $399,485 to the Company through six loan agreements, for working capital purposes. Pursuant to the loan agreements, these loans are non-interest bearing and are due from September 2025 to January 2026, respectively. From March 2025 to May 2025, the Company repaid $399,485 in full to the CEO.

Related Party Transaction

As disclosed in Note 1, the Company purchased 100% equity interest of Pallas from the Sellers, on September 29, 2025. Two shareholders of the Company, who beneficially own 12.86%, in the aggregate, of the outstanding shares of common stock of the Company, immediately before the execution of the Transaction, also serve as the directors and share voting and dispositive power over the shares issued by the Target. Accordingly, the Pallas Transaction constitutes a related party transaction for the Company pursuant to Item 404 of Regulation S-K.

As of December 31, 2025 and 2024, the balance of other payables - related parties were $165,016 and $502,266, respectively, mainly consisted of accrued compensation of the Company’s officers, interest - free loans received from the Company’s officers and operating related fees paid by the Company’s officer on behalf of the Company. As of December 31, 2025, the interest-free loans received from the Company’s officers were fully repaid.

For the years ended December 31, 2025 and 2024, the Company recorded compensation expenses to its officers amounted to $127,036 and $80,000, respectively, for their services provided to the Company.

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

	December 31, 2025	December 31, 2024

Weighted average remaining lease term:
Operating lease	3.08 years	3.63 years

Weighted average discount rate:
Operating lease	7.54%	7.53%

The balances for the operating leases where the Company is the lessee are presented as follows within the consolidated balance sheets:

	December 31, 2025	December 31, 2024

Operating lease right-of-use assets, net
Operating lease	$987,988	$1,342,333

Lease liabilities
Current portion of operating lease liabilities	353,648	427,984
Non-current portion of operating lease liabilities	781,216	1,104,552
	$1,134,864	$1,532,536

Future lease payments under operating leases as of December 31, 2025 were as follows:

Operating Leases
FY2026	423,573
FY2027	401,127
FY2028	409,149
FY2029	34,605
Total lease payments	$1,268,454
Less: imputed interest	133,590
Present value of lease liabilities (1)	$1,134,864

(1)	As of December 31, 2025, present value of future operating lease payments consisted of current portion of operating lease liabilities and non-current portion of operating lease liabilities, amounting to $353,648 and $781,216, respectively.

Lease expense for all the Company’s operating leases for the years ended December 31, 2025 and 2024 were $433,089 and $512,937, respectively. Lease payments for all the Company’s operating leases for the years ended December 31, 2025 and 2024 were $528,437 and $404,440, respectively.

For the year ended December 31, 2025, the Company incurred $481,549 short-term lease expenses and the short-term lease payments were $624,011. The Company did not incur any short-term lease expenses for the year ended December 31, 2024.

Effective from December 1, 2025, the Company subleased partial of the lease office space to a third party for the remaining of the head lease term. Since the Company has not been relieved as the primary obligor of the head lease, the Company cannot net the sublease income against its lease payment to calculate the lease liability and right-of-use (“ROU”) asset. The Company records sub-lease income over the term of the subleases on a straight-line basis.

Future sublease income under operating leases as of December 31, 2025 were as follows:

Operating Leases
FY2026	425,218
FY2027	400,461
FY2028	408,471
FY2029	69,209
Total sublease receivable	$1,303,359
Less: imputed interest	147,481
Present value of sublease income	$1,155,878

For the years ended December 31, 2025 and 2024, the Company recorded sublease income of $32,609 and $nil respectively, as other income on the accompanying consolidated statements of operations and comprehensive loss.

Note 10 – Taxes

Income Tax

United States

GDC and AIC are corporations organized in the state of Nevada and operated primarily in the state of New York. In December 2025, GDC and AIC moved their office to New Jersey. As a result, they are subject to U.S. federal corporate income tax as well as state and local income taxes in New York and New Jersey.

For the years ended December 31, 2025 and 2024, the applicable statutory tax rates were as follows:

●	Federal corporate income tax rate: 21%;

●	New York State corporate income tax rate: 6.5%;

●	New York City business corporation tax rate: 8.85%;

●	Metropolitan Transportation Business Tax Surcharge (MTA Tax): 30% of the New York State corporate franchise tax liability;

●	New Jersey State corporate income tax rate: 9%;

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

Hong Kong

Highlight HK is incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Highlight HK is subject to Hong Kong profit tax at a rate of 8.25% for assessable profits on the first HK$2 million and 16.5% for any assessable profits in excess of HK$2 million for years ended December 31, 2025 and 2024. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception.

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

Pretax Loss from Operations

The components of pretax loss from operations are as follows:

Year Ended December 31,
2025
Domestic	$(186,931,598)
Foreign	(102)
Loss before income taxes	$(186,931,700)

Provision (Benefit) for Income Taxes

The current and deferred components of income tax expenses from operations appearing in the consolidated statements of operations are as follows:

	For the year ended December 31,
	2025	2024

Current tax expenses
Federal	$(90,000)	$(90,000)
State	12,054	(51,810)
Total current tax expenses	$(77,946)	$(141,810)
Deferred tax benefits
Federal	$132,923	$173,911
State	-	-
Total deferred tax benefits	$132,923	$173,911
Total benefits from income taxes	$54,977	32,101

The Company adopted ASU 2023-09 for the annual period ending December 31, 2025, and elected to apply the amendments on a prospective basis. The following table presents the required disclosure pursuant to ASU 2023-09 and is a reconciliation of the Company's income tax expense at the statutory federal tax rate to the Company's effective tax rate for the year ended December 31, 2025:

	For the year ended December 31, 2025
U.S. federal statutory tax rate	$(39,255,657)	21.00%
State income taxes, net of federal effect (*)	(16,151,984)	8.64%
Foreign Tax Effects:
People’s Republic of China:
Foreign tax rate differential	21	(0.00)%
Change in federal valuation allowance	1,885,325	(1.01)%
Impairment and credit loss	-	-%
Impairment loss on intangible assets	255,840	(0.14)%
Unrealized loss on digital assets	53,552,364	(28.64)%
Other	(340,886)	0.18%
Effective Tax Rate	$(54,977)	0.03%

*	For the year ended December 31, 2025, state and local income tax in New Jersey comprised the majority of the state and local income taxes, net of federal effect category.

The following table presents a reconciliation of the Company's income tax expense at the statutory federal tax rate to the Company's effective tax rate for the year ended December 31, 2024:

December 31, 2024
Statutory tax rate
Federal	21.00%
State (net of federal effect) *	12.56%
Foreign tax	(1.21)%
Provision of credit loss	(7.72)%
Impairment loss on intangible assets	(5.97)%
Change in valuation allowance	(19.05)%
Others	0.16%
Effective tax rate	(0.23)%

*	For the year ended December 31, 2024, state and local income taxes in New York and New York City comprise the majority of state and local income taxes, net of federal effect category.

As of December 31, 2025 and 2024, income tax payable to US tax authorities was $187,995 and $141,810, respectively. As of December 31, 2025 and 2024, no income tax was payable to Chinese tax authorities.

For the year ended December 31, 2025, the Company recorded $90,000 of penalty related to failed filing of tax returns.

Income Taxes Paid

The following table presents cash paid for income taxes, net of refunds received, by jurisdiction during the year ended December 31, 2025:

December 31,
2025
Federal	$-
State
New York	19,660
New York City	8,101
New Jersey	4,000
Total cash paid for income taxes, net of refunds	$31,761

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred income tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,	December 31,
	2025	2024

Deferred tax assets
Net operating losses carried forward	$7,875,558	$6,105,138
Capitalized R&D	478,350	-
Reserves and Accruals	17,168	-
Provision of credit loss on note receivable and loan receivable	945,000	1,092,011
Impairment loss of intangible assets	987,090	845,008
Lease liability	340,460	605,169
Unrealized loss on digital assets	53,552,364	-
Amortization of intangibles	342,027	-
Total deferred tax assets	$64,538,017	$8,647,326
Less: Valuation allowance	(64,261,937)	(8,020,571)
Deferred tax assets, net of valuation allowance	$276,080	$626,755
Deferred tax liabilities
Right - of - use assets	$(296,397)	$(465,347)
Fixed assets	(671)	-
Amortization of intangible assets	-	(315,319)
Total deferred tax liabilities	$(297,068)	$(780,666)
Total deferred tax liabilities, net	$(20,988)	$(153,911)

As of December 31, 2025, the Group had tax losses carry forwards of approximately $5.3 million from the entity in the PRC. The tax loss in the PRC can be carried forward for five years to offset future taxable profit and which will expire between 2028 and 2030 if not utilized. As of December 31, 2025, the Group had tax losses carry forwards of approximately $23.5 million from the entities in the U.S. The tax loss in the U.S. can be carried forward indefinitely.

The Company is subject to U.S. federal income tax as well as state income tax in certain jurisdictions. The tax years 2023 to 2025 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2025 and 2024, the Company did not have any cash excess of the FDIC insured limit. As of December 31, 2025 and 2024, $3,305 and $3,267 were deposited with a financial institution located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Note 12 – Equity

Statutory Reserves and Restricted Net Assets

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to make appropriations to certain statutory reserves, namely a general reserve fund, an enterprise expansion fund, a staff welfare fund and a bonus fund, all of which are appropriated from net profit as reported in its PRC statutory accounts. A foreign invested enterprise is required to allocate at least 10% of its annual after-tax profits to a general reserve fund until such fund has reached 50% of its respective registered capital. Appropriations to the enterprise expansion fund and staff welfare and bonus funds are at the discretion of the board of directors for the foreign invested enterprises. For other subsidiaries incorporated in the PRC, the general reserve fund was appropriated based on 10% of net profits as reported in each subsidiary’s PRC statutory accounts. General reserve and statutory surplus funds are restricted to set-off against losses, expansion of production and operation and increasing registered capital of the respective company. Staff welfare and bonus fund and statutory public welfare funds are restricted to capital expenditures for the collective welfare of employees. The reserves are not allowed to be transferred to the Company in terms of cash dividends, loans or advances, nor are they allowed for distribution except under liquidation. As of December 31, 2025 and 2024, there was no balance of the PRC statutory reserve funds.

In addition, under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer their net assets to the Company in the form of dividend payments, loans or advances. Amounts of restricted net assets include paid up capital and statutory reserve funds of the Company’s PRC subsidiaries. As of December 31, 2025 and 2024, the Company did not have any restricted net assets.

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

Pursuant to the March 2024 Offering, an aggregate of 810,277 shares of common stock of the Company, par value $0.0001 per share, were sold to certain purchasers (the “March 2024 Offering Purchasers”), pursuant to a securities purchase agreement, dated March 22, 2024 (the “March 2024 Securities Purchase Agreement”) at a price of $1.144 per share, for aggregated proceeds of approximately $0.9 million. The Company paid Univest a cash fee equal to 4.0% of the aggregate gross proceeds raised in the March 2024 Offering. The Company also issued warrants to Univest to purchase up to 40,514 shares of common stock of the Company at an exercise price of $1.373 per share, (the “March 2024 Placement Agent Warrants”). The March 2024 Placement Agent Warrants and the common stock underlying the March 2024 Placement Agent Warrants were not registered under the Securities Act, pursuant to the registration statement of March 2024 Offering. The March 2024 Placement Agent Warrants were issued pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On May 31, 2024, the Company entered into a software purchase agreement with Shanxi Gangdong Cultural Media Co., Ltd., a seller unaffiliated with the Company (the “SGCM”). Pursuant to the agreement, the Company agreed to purchase and SGCM agreed to sell all of SGCM’s right, title, and interest in and to the certain software. The purchase price of the software shall be $1,248,000, payable in the form of issuance of 1,560,000 shares of common stock of the Company, valued at $0.80 per share. The Company used the software to develop its AI business. On June 4, 2024, the Company issued 1,560,000 shares of common stock of the Company to the SGCM’s designees and the transaction was completed.

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

On February 10, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Univest as the sales agent (the “February 2025 Offering”). Pursuant to the ATM Agreement, the Company may issue and sell from time to time, shares of its common stock having an aggregate offering price of not more than $10,000,000 through the sales agent or any of its sub-agent(s) or other designees, acting as sales agent. Up to the date the consolidated financial statements were issued, the Company has not issued or sold any shares under the ATM Agreement.

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

On May 2, 2025, the Company entered into a securities purchase agreement (the “May 2025 Securities Purchase Agreement”) with certain investors for the sale of 1,115,600 shares of common stock at approximately $0.524 per share and 9,380,582 pre-funded warrants (the “May 2025 Pre-Funded Warrants”) at approximately $0.523 per warrant (the “May 2025 Offering”). As of December 31, 2025, the Company received gross proceeds of approximately $4.5 million for subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through December 31, 2025 included underwriter’s fees of $314,343 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. As of December 31, 2025, the Company used the proceeds from the offering for working capital purposes.

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

On September 8, 2025, the Company, Pallas and the Sellers executed the Share Exchange Agreement, pursuant to which, the Sellers wish to sell to the Acquirer, and the Acquirer wishes to purchase from the Sellers, 100% interest in and to the Target Shares. On September 29, 2025, in exchange for the Target Shares, the Company issued an aggregate of 39,189,344 shares of the Company’s common stock to such Sellers.

On October 24, 2025, the Company entered into securities purchase agreements (the “October 2025 Securities Purchase Agreement”) with certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement (the “October 2025 Private Placement”), an aggregate of 1,333,334 shares of the Company’s common stock at a purchase price of $2.10 per share, for gross proceeds in the amount of $2,800,000. The Company received net proceeds of approximately $2.5 million after deducting underwriter’s fees of $196,000 and other offering costs of $60,000. The Company used the proceeds from the offering for working capital purposes.

As of December 31, 2025 and 2024, the total outstanding shares of the Company’s common stock were 57,318,111 and 11,167,294, respectively.

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

As of December 31, 2025, 695,535 unregistered warrants issued to Univest were outstanding.

Prefunded Warrants

In connection with the May 2025 Offering, the Company issued 7,468,536 shares of pre-funded warrants, which is exercisable immediately.

From February 2024 to October 2024, holders of 1,489,763 pre-funded warrants, issued in November 2023, exercised their options to purchase 1,489,385 shares of the Company’s common stock.

As of December 31, 2025 and 2024, 7,468,536 and nil prefunded warrants were outstanding, respectively.

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

As of December 31, 2025 and 2024, 565,130 and 1,616,471 November 2023 Registered Warrants were outstanding, respectively.

February 2021 Registered and Unregistered Warrants

In August 2024, holders of 54,646 registered warrants and 84,244 unregistered warrants issued in 2021 exercised their options to purchase 92,756 shares of the Company’s common stock, on a cashless basis. As of December 31, 2025 and 2024, no warrants issued in 2021 were outstanding.

The summary of warrant activities for the year ended December 31, 2025 were as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2024	2,312,006	2,110,618	$29.94	3.46
Granted	7,468,536	7,468,536	0.001	-
Exercised	1,051,341	1,051,341	-	-
December 31, 2025	8,729,201	8,527,813	$45.79	2.23

The summary of warrant activities for the year ended December 31, 2024 were as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2023	9,623,806	5,394,642	$19.45	4.54
Granted	40,514	40,514	1.37	4.24
Exercised	7,352,314	3,324,538	-	-
December 31, 2024	2,312,006	2,110,618	$29.94	3.46

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

Note 14 – Segment Reporting

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improved the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses enabling investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 requires entities with a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Segment Reporting (Topic 280). ASU 2023-07 is effective for annual periods on January 1, 2024, and periods beginning on January 1, 2025. The Company adopted this standard for its 2024 annual financial statements and applied this standard retrospectively for all prior periods presented in the financial statements. ASU 2023-07 has no material impact on the Group’s consolidated financial statements.

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

Note 15 – Subsequent events

The Company has evaluated subsequent events that occurred after the balance sheet date up to March 27, 2026, which is the date of issuance of the consolidated financial statements. Based on this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2026.

GD CULTURE GROUP LIMITED

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

Name	Position	Date

/s/ Xiaojian Wang	Chief Executive Officer, President and	March 27, 2026
Xiaojian Wang	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Zihao Zhao	Chief Financial Officer and Director	March 27, 2026
Zihao Zhao	(Principal Financial Officer and Principal Accounting Officer)

/s/ Shuaiheng Zhang	Director	March 27, 2026
Shuaiheng Zhang

/s/ Lei Zhang	Director	March 27, 2026
Lei Zhang

/s/ Yun Zhang	Director	March 27, 2026
Yun Zhang