Form 10-Q
period 2026-03-31
GD Culture Group Ltd
filed 2026-04-10
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37513

GD CULTURE GROUP LIMITED

(Exact name of registrant as specified in its charter)

Nevada	47-3709051
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

111 Town Square Place, Suite #1203
Jersey City, NJ	07310
(Address of principal executive offices)	(Zip Code)

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

As of April 10, 2026, there were 60,759,711 shares of the Company’s common stock issued and outstanding.

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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to unaudited interim condensed consolidated financial statements

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$16,805	$456,041
Other receivables, net	32,609	41,803
Prepayments	84,934	331,588
Digital assets - current	72,310	-
Total current assets	206,658	829,432

EQUIPMENT, NET	1,871	3,477

RIGHT-OF-USE ASSETS, NET	916,711	987,988

OTHER ASSETS
Intangible assets, net	4,790,808	5,090,238
Other assets	250,740	250,740
Digital assets	500,541,371	662,996,878
Total other assets	505,582,919	668,337,856
Total assets	$506,708,159	$670,158,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$857,310	$507,745
Other payables - related parties	487,540	165,016
Lease liabilities - current	361,546	353,648
Income tax payable	207,554	187,995
Total current liabilities	1,913,950	1,214,404

OTHER LIABILITIES
Lease liabilities – non-current	695,153	781,216
Deferred tax liabilities	21,146	20,988
Total other liabilities	716,299	802,204
Total liabilities	2,630,249	2,016,608

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 60,759,711 and 57,318,111 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6,076	5,732
Additional paid-in capital	937,771,930	937,770,530
Accumulated deficit	(434,137,058)	(270,071,082)
Accumulated other comprehensive income	152,637	152,627
Total GD Culture Group Limited shareholders’ equity	503,793,585	667,857,807
Noncontrolling interest	284,325	284,338
Total shareholders’ equity	504,077,910	668,142,145
Total liabilities and shareholders’ equity	$506,708,159	$670,158,753

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended March 31,
	2026	2025

OPERATING EXPENSES
General and administrative expenses	$(1,346,804)	$(937,877)
Research and development expenses	(303,000)	-
TOTAL OPERATING EXPENSES	(1,649,804)	(937,877)

LOSS FROM OPERATIONS	(1,649,804)	(937,877)

OTHER (EXPENSE) INCOME
Interest income	-	2,118
Unrealized loss on fair value changes of digital assets	(162,483,197)	-
Sublease rental income	97,826	-
TOTAL (EXPENSE) INCOME	(162,385,371)	2,118

LOSS BEFORE INCOME TAXES	(164,035,175)	(935,759)

LESS: INCOME TAX EXPENSES	(30,818)	(41,751)

NET LOSS	$(164,065,993)	$(977,510)
Net loss attributable to noncontrolling interest	(17)	-
Net loss attributable to shareholders of common stock	(164,065,976)	(977,510)

OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustment	14	6
OTHER COMPREHENSIVE INCOME, net of tax	14	6
COMPREHENSIVE LOSS, net of tax	$(164,065,979)	$(977,504)
Comprehensive (loss) income attributable to noncontrolling interest	(13)	2
Comprehensive loss attributable to shareholders of common stock	(164,065,966)	(977,506)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS
Basic and diluted	64,786,647	11,514,370

Loss per share available to common shareholders
Basic and diluted	$(2.53)	$(0.08)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2026

	Attributable to GD Culture Group Limited Shareholders
	Preferred				Additional		Accumulated Other	Total GD Culture Group Limited	Non	Total
	Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2026	-	$-	57,318,111	$5,732	$937,770,530	$(270,071,082)	$152,627	$667,857,807	$284,338	$668,142,145
Net loss	-	-	-	-	-	(164,065,976)	-	(164,065,976)	(17)	(164,065,993)
Exercise of May 2025 prefunded warrants	-	-	3,441,600	344	1,400	-	-	1,744	-	1,744
Foreign currency translation	-	-	-	-	-	-	10	10	4	14
Balance, March 31, 2026 (Unaudited)	-	$-	60,759,711	$6,076	$937,771,930	$(434,137,058)	$152,637	$503,793,585	$284,325	$504,077,910

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2025

	Attributable to GD Culture Group Limited Shareholders
	Preferred				Additional		Accumulated Other	Total GD Culture Group Limited	Non	Total Shareholders’
	Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficits	Interest	(Deficit)
Balance, January 1, 2025	-	$-	11,167,294	$1,117	$82,758,975	$(83,194,386)	$152,585	$(281,709)	$284,352	$2,643
Net loss	-	-	-	-	-	(977,510)	-	(977,510)	-	(977,510)
Issuance of common stock for cash	-	-	1,115,600	111	909,889	-	-	910,000	-	910,000
Foreign currency translation	-	-	-	-	-	-	4	4	2	6
Balance, March 31, 2025 (Unaudited)	-	$-	12,282,894	$1,228	$83,668,864	$(84,171,896)	$152,589	$(349,215)	$284,354	$(64,861)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,065,993)	$(977,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	1,606	1,077
Amortization of intangible assets	299,430	62,400
Amortization of right-of-use assets	71,277	112,540
Unrealized loss on fair value changes of digital assets	162,483,197	-
Deferred income tax	158	(83,956)

Changes in operating assets and liabilities
Other receivables	9,194	-
Prepayments	246,654	(15,579)
Other payables and accrued liabilities	351,309	48,718
Lease liabilities	(78,165)	(124,715)
Taxes payable	19,559	125,707
Other payables - related parties	12,524	20,010

Net cash used in operating activities	(649,250)	(831,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital assets	(100,000)	-

Net cash used in investing activities	(100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	910,000
Proceeds from related party loans	310,000	50,000
Proceeds from shareholder loan	-	100,000
Repayments to a related party	-	(200,000)

Net cash provided by financing activities	310,000	860,000

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	14	6

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(439,236)	28,698

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	456,041	22,538

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,805	$51,236

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$11,101	$-
Cash paid for interest	$-	$-
NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Exercise of May 2025 pre-funded warrants	$1,744	$-

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

SH Xianzhui was incorporated by Highlight WFOE and two other shareholders on August 10, 2023. SH Xianzhui is principally engaged in the provision of social media marketing agency service. Highlight WFOE initially owned 60% of the total equity interest of SH Xianzhui. On October 27, 2023, the Company entered into an equity purchase agreement with Highlight WFOE and Beijing Hehe Property Management Co., Ltd. (“Beijing Hehe”), which was amended on November 10, 2023 (such equity purchase agreement, as amended, the “Agreement” for purpose of this section “Investment in JV”), pursuant to which the Highlight WFOE agreed to purchase 13.3333% of the equity interest in SH Xianzhui from Beijing Hehe and the Company agreed to issue 400,000 shares of common stock of the Company, valued at $2.7820 per share, the average closing bid price of the common stock of GDC as of the five trading days immediately preceding the date of the Agreement, to Beijing Hehe or its assigns. On January 11, 2024, the Company issued the 400,000 shares of its common stock, at the price of $2.5 per share, to Beijing Hehe and the transaction was completed. As of March 31, 2026, the Company owns 73.3333% of the total equity interest of SH Xianzhui.

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

Pallas was established for the primary purpose of holding digital assets as a long-term reserve, with the objective of achieving potential appreciation in value. As of March 31, 2026, Pallas held 7,500 units of Bitcoin.

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

Subsidiaries of the Company

The accompanying unaudited interim condensed consolidated financial statements reflect the activities of GDC and each of the following entities:

Name	Background		Ownership
Citi Profit BVI	●	A British Virgin Island company Incorporated in April 2019	100% owned by the Company
Highlight HK	●	A Hong Kong company	100% owned by Citi Profit BVI
	●	Incorporated in November 2022
Highlight WFOE	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (WFOE)	100% owned by Highlight HK
	●	Incorporated in January 2023
AI Catalysis	●	A Nevada company	100% owned by the Company
	●	Incorporated in May 2023
SH Xianzhui	●	A PRC limited liability company	73.3333% owned by Highlight WFOE
	●	Incorporated in August 2023
Pallas	●	A British Virgin Island company Incorporated in June 2025 and acquired on September 29, 2025	100% owned by the Company

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had $16,805 in its operating bank accounts and working capital deficit of approximately $1.7 million. From January 2026 to the date the unaudited interim condensed consolidated financial statements were available to be issued, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), made advances of $310,000 to the Company through a loan agreement, these advances are non-interest bearing and due on demand.

In March 2026, the CEO executed a Letter of Support in which he agreed to provide continuing financial support to the Company for a period of at least 12 months from the issuance date of the Company’s unaudited interim condensed consolidated financial statements for the three months ended March 31, 2026.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are of a normal recurring nature and are necessary to fairly present the financial statements for the interim periods. The unaudited interim condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 27, 2026.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the accounts of GDC and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited interim condensed consolidated financial statements include the useful lives of intangible assets and equipment, fair value of digital assets and impairment of long-lived assets. Actual results could differ from these estimates.

Cash and Cash Equivalents

As of March 31, 2026 and December 31, 2025, the Company did not have any cash equivalents. All cash were unrestricted as to withdrawal and use and were demand deposits placed with commercial banks.

Prepayments

Prepayments are advances paid to outside vendors for services purchases. The Company has legally binding contracts with its vendors. Once the services are received, the amounts are recognized as expenses in the unaudited interim condensed consolidated statements of operations.

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

The Company recognizes lease liabilities and corresponding right-of-use assets on the balance sheet for leases. Operating lease right- of-use assets (the “ROU”) are disclosed as non-current assets in the Company’s unaudited interim condensed consolidated balance sheets. Current maturities of operating lease liabilities are classified as operating lease liabilities - current, and operating lease liabilities that will be due in more than one year are disclosed as non-current liabilities on the unaudited interim condensed consolidated balance sheets. Operating lease right-of-use assets and operating lease liabilities are initially recognized based on the present value of future lease payments at lease commencement. The operating lease right-of-use asset also includes any lease payments made prior to lease commencement and the initial direct costs incurred by the lessee and is recorded net of any lease incentives received. As the interest rates implicit in most of the leases are not readily determinable, the Company uses the incremental borrowing rates based on the information available at lease commencement to determine the present value of the future lease payments. Operating lease expenses are recognized on a straight-line basis over the term of the lease.

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

The Company evaluated the subleased office spaces in accordance with the provisions of ASC Topic 842, Leases (“ASC 842”). Since the Company has not been relieved as the primary obligor of the head lease, the Company cannot net the sublease income against its lease payment to calculate the lease liability and right-of-use (“ROU”) asset. The Company records sub-lease income over the term of the subleases on a straight-line basis. The sublease income amounted to $97,826 and $nil for the three months ended March 31, 2026 and 2025, respectively, which was presented as other income on the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss.

Impairment for Long-lived Assets

The Company’s determination of whether or not an indication of impairment exists at the cash generating unit level requires significant management judgment pertaining to intangible assets, including a software copyright of AI Box, which is used for online living-stream and a software copyright of Chat Box, which is used for online interactive entertainment scenarios, as well as the operating Right-of-use (“ROU”) assets, including the offices of the Company. Management considers both external and internal sources of information in assessing whether there are any indications that the Company’s intangible assets and ROU assets are impaired. Based on the evaluation, the Company did not recognize any impairment losses in long-lived assets for the three months ended March 31, 2026 and 2025.

Digital Assets

The Company holds digital assets primarily for investment and treasury purposes rather than for use in the ordinary course of business. Based on management’s intent and expected holding period, digital assets are classified as either current or non-current assets.

In accordance with ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets, digital assets are accounted for as intangible assets measured at fair value, with changes in fair value recognized immediately in earnings. Digital assets are initially recorded at cost, including acquisition-related fees (see Note 1). Subsequent to initial recognition, digital assets are measured at fair value at each reporting date, and unrealized gains and losses are included in the statement of operations. Upon disposal, the difference between proceeds and carrying amount is recognized as a gain or loss in earnings. The Company discloses the number of units held, cost basis, fair value, and any significant restrictions on the ability to sell or transfer digital assets in the Note 3 to the unaudited interim condensed consolidated financial statements.

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

As of March 31, 2026 and December 31, 2025, the carrying values of cash, other receivables and other payables approximate their fair values due to the short-term nature of the instruments.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. For the three months ended March 31, 2026, the Company recorded $15,901 penalty and interest related to the late filing of fiscal year 2023 and 2024 tax returns, consisting of $5,053 interest and $10,848 penalty. For the three months ended March 31, 2025, the Company recorded $57,303 penalty and interest for failed filing of fiscal year 2023 and 2024 tax return timely, consisting of $15,982 interest and $41,321 penalty.

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

In May 2025, the Company issued and sold pre-funded warrants that are exercisable for shares of common stock at a nominal exercise price. In accordance with ASC 260, these prefunded warrants are considered to be common stock equivalents and are included in the calculation of basic and diluted earnings per share when the inclusion is dilutive. As the exercise price of the prefunded warrants is nominal and substantially all conditions necessary to exercise the warrants have been met, the prefunded warrants are included in the weighted average shares outstanding for both basic and diluted loss per share. As of March 31, 2026, 4,026,936 pre-funded warrants as described were outstanding.

For the three months ended March 31, 2026 and 2025, 1,260,665 and 2,312,006 of outstanding warrants (excluding the Pre-funded Warrants) which are equivalent to convertible of 1,059,277 and 2,110,618 common stocks, respectively, were excluded from the diluted loss per share calculation due to their antidilutive effect.

Comprehensive Loss

Comprehensive loss is defined as the changes in equity of the Company during a year/period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive income of the Company includes the foreign currency translation adjustment.

Recently Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 on a prospective basis since January 1, 2025 and the adoption has no impact on the accompanying unaudited interim condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its future unaudited interim condensed consolidated financial statements.

In March 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326): Simplifications to the Accounting for Short-Term Receivables and Contract Assets. The update introduces practical expedients that allow entities to simplify the estimation of expected credit losses for accounts receivable and contract assets by permitting certain assumptions regarding current conditions and expectations of future economic conditions. The amendments are intended to reduce the complexity and cost of applying the current expected credit loss model for short-term financial assets. The amendments in this update are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its unaudited interim condensed consolidated financial statements. The Company does not currently expect the adoption of this guidance to have a material impact on its unaudited interim condensed consolidated financial statements.

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

	March 31, 2026 (unaudited)				December 31, 2025
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Digital assets - current	$0.07	$0.07	$—	$—	$—	$—	$—	$—
Digital assets – non current	501	501	—	—	663	663	—	—
Total	$501	$501	$—	$—	$663	$663	$—	$—

As of March 31, 2026, the Company held 7,500 units of Bitcoin, at cost of $842 million, which were classified as non-current assets. These Bitcoins were originally held by Pallas and continued to be held following the Company’s acquisition of Pallas. During the three months ended March 31, 2026, the Company acquired approximately 1.08 units of Bitcoin, at cost of $100,000 for short-term trading purposes, which are classified as current assets.

In accordance with ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets, the Company accounts for its crypto assets as indefinite-lived intangible assets measured at fair value, with changes in fair value recognized in net income in each reporting period.

The fair value of Bitcoin is determined based on quoted prices in active markets. The Company does not apply amortization to digital assets. Gains and losses resulting from changes in fair value are presented within “Other (expenses) income” in the unaudited interim condensed consolidated statements of operations.

As of March 31, 2026, the fair value of the Company’s Bitcoin holdings was approximately $501 million. For the three months ended March 31, 2026 and 2025, the Company recognized a net loss of approximately $162 million and $nil, respectively, in the unaudited interim condensed consolidated statements of operations related to changes in the fair value of its Bitcoin holdings. There was no disposal of digital assets for the three months ended March 31, 2026 and 2025.

Note 4 – Prepayments

Prepayments consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(unaudited)
Prepayments of operating lease	$11,842	$45,325
Prepaid research and development fee*	-	195,000
Prepaid car rental	-	75,648
Nasdaq listing fee	64,875	-
Other prepayments	8,217	15,615
Total prepayments	$84,934	$331,588

*

On July 8, 2025, the Company executed an agreement with a contractor for service activities related to the Interactive Reading Platform, pursuant to which, the Company agreed to pay the contractor $101,000 each month, starting from July 9, 2025, until the completion of the project or termination of this agreement. The contractor shall provide research, design and develop services in relation to an interactive reading platform.

Note 5 – Equipment, net

Equipment, net consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(unaudited)
Office equipment and furniture	$14,190	$14,190
Subtotal	14,190	14,190
Less: accumulated depreciation	(12,319)	(10,713)
Total	$1,871	$3,477

Depreciation expense for the three months ended March 31, 2026 and 2025 amounted to $1,606 and $1,077, respectively.

Note 6 – Intangible Assets, net

Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(unaudited)
Software	$10,878,615	$4,890,092
Add: purchase of software*	-	5,988,523
Subtotal	10,878,615	10,878,615
Less: accumulated amortization	(2,483,833)	(2,184,403)
Accumulated impairment	(3,603,974)	(3,603,974)
Total	$4,790,808	$5,090,238

*	On April 28, 2025, the Company purchased one software - Chat Box, by issuance of 2,444,295 shares of the Company’s common stock. Chat Box is an immersive chatbot platform centered on Al technology, specifically designed for otaku enthusiasts and interactive entertainment scenarios.

Amortization expense for the three months ended March 31, 2026 and 2025 was $299,430 and $62,400, respectively.

As of March 31, 2026, the net book value of software copyrights was $4,790,808, after deducting accumulated amortization of $2,483,833 and accumulated impairment of $3,603,974. No impairment losses were recorded for the three months ended March 31, 2026 and 2025.

Future amortization of intangible assets is as follows:

Amortization
Remaining of FY2026	$898,278
FY2027	1,197,708
FY2028	1,197,708
FY2029	1,197,708
FY2030	299,406
Total future amortization of intangible assets	$4,790,808

Note 7 – Other Payables and Accrued Liabilities

Other payables and accrued liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(unaudited)
Professional service fee	$633,953	$345,570
Payroll	120,152	57,226
Advance from an investor (1)	3,027	4,771
Amounts due to a shareholder (2)	100,000	100,000
Others	178	178
Total	$857,310	$507,745

(1)	Includes advance from one of the warrant shareholders for the exercise of prefunded warrants.

(2)	On January 23, 2025, Green Oasis Limited, which at the time held less than 5% ownership shares in the Company, provided a $100,000 loan to the Company, for working capital purposes, with maturity as of April 23, 2025. On April 25, 2025, Green Oasis Limited and the Company extended the maturity date to July 23, 2025, which was further extended to July 23, 2026 through an amendment agreement.

Note 8 – Related Party Balances and Transactions

Other payables – related parties:

Name of related party	Relationship	Nature	March 31, 2026	December 31, 2025
			(unaudited)
Xiaojian Wang	Chief Executive Officer	Accrued compensations	$112,500	$100,000
Xiaojian Wang	Chief Executive Officer	Interest-free advances to the Company*	310,000	-
Xiaojian Wang	Chief Executive Officer	Operating related fees paid on behalf of the Company	2,150	2,150
Zihao Zhao	Chief Finance Officer	Accrued compensations	60,833	60,833
Zihao Zhao	Chief Finance Officer	Reimbursement	2,057	2,033
Total			$487,540	$165,016

*	The terms of these loans are disclosed in Note 1- Liquidity and Capital Resources.

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

As of March 31, 2026 and December 31, 2025, the balance of other payables - related parties were $487,540 and $165,016, respectively, mainly consisted of accrued compensation of the Company’s officers, interest - free advances received from the Company’s officers and operating related fees paid by the Company’s officer on behalf of the Company.

For the three months ended March 31, 2026 and 2025, the Company recorded compensation expenses to its officers amounted to $37,500 and $20,000, respectively, for their services provided to the Company.

Note 9– Leases

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

	March 31, 2026	December 31, 2025
	(unaudited)
Weighted average remaining lease term:
Operating lease	2.83 years	3.08 years

Weighted average discount rate:
Operating lease	7.54%	7.54%

The balances for the operating leases where the Company is the lessee are presented as follows within the unaudited interim condensed consolidated balance sheets:

	March 31, 2026	December 31, 2025
	(unaudited)
Operating lease right-of-use assets, net
Operating lease	$916,711	$987,988

Lease liabilities
Current portion of operating lease liabilities	361,546	353,648
Non-current portion of operating lease liabilities	695,153	781,216
	$1,056,699	$1,134,864

Future lease payments under operating leases as of March 31, 2026 were as follows:

Operating Leases
Remaining of FY2026	$325,747
FY2027	401,127
FY2028	409,149
FY2029	34,605
Total lease payments	$1,170,628
Less: imputed interest	113,929
Present value of lease liabilities (1)	$1,056,699

(1)	As of March 31, 2026, present value of future operating lease payments consisted of current portion of operating lease liabilities and non-current portion of operating lease liabilities, amounting to $361,546 and $695,153, respectively.

Lease expense for all the Company’s operating leases for the three months ended March 31, 2026 and 2025 were $90,939 and $123,492, respectively. Lease payments for all the Company’s operating leases for the three months ended March 31, 2026 and 2025 were $nil and $164,656, respectively.

For the three months ended March 31, 2026, the Company incurred $101,958 short-term lease expenses and the short-term lease payments were $2,625. For the three months ended March 31, 2025, the Company incurred $46,737 short-term lease expenses and the short-term lease payments were $62,316.

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

Future sublease income under operating leases as of March 31, 2026 were as follows:

Operating Leases
Remaining of FY2026	327,392
FY2027	400,461
FY2028	408,471
FY2029	69,209
Total sublease receivable	$1,205,533
Less: imputed interest	145,524
Present value of sublease income	$1,060,009

For the three months ended March 31, 2026 and 2025, the Company recorded sublease income of $97,826 and $nil respectively, as other income on the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss.

Note 10 – Equity

Common Stock

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

On May 2, 2025, the Company entered into a securities purchase agreement (the “May 2025 Securities Purchase Agreement”) with certain investors for the sale of 1,115,600 shares of common stock at approximately $0.524 per share and 9,380,582 pre-funded warrants (the “May 2025 Pre-Funded Warrants”) at approximately $0.523 per warrant (the “May 2025 Offering”). As of March 31, 2026, the Company received gross proceeds of approximately $4.5 million for subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through March 31, 2026 included underwriter’s fees of $314,343 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. The Company used the proceeds from the offering for working capital purposes.

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

As of March 31, 2026 and December 31, 2025, the total outstanding shares of the Company’s common stock were 60,759,711 and 57,318,111, respectively.

Warrants

Prefunded Warrants

In connection with the May 2025 Offering, the Company issued 7,468,536 shares of pre-funded warrants, which is exercisable immediately.

In January 2026, holders of 3,441,600 May 2025 Pre-Funded Warrants, exercised their options to purchase 3,441,600 shares of the Company’s common stock.

As of March 31, 2026 and December 31, 2025, 4,026,936 prefunded warrants were outstanding.

The summary of warrant activities for the three months ended March 31, 2026 were as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2025	8,729,201	8,527,813	$45.79	2.23
Granted	-	-	-	-
Exercised	3,441,600	3,441,600	-	-
March 31, 2026 (unaudited)	5,287,601	5,086,213	$45.82	1.99

The summary of warrant activities for the three months ended March 31, 2025 were as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2024	2,312,006	2,110,618	$29.94	3.46
Granted	-	-	-	-
Exercised	-	-	-	-
March 31, 2025 (unaudited)	2,312,006	2,110,618	$29.94	3.22

Note 11 – Commitments and Contingencies

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity.

Note 12 – Segment Reporting

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improved the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses enabling investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 requires entities with a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Segment Reporting (Topic 280). ASU 2023-07 is effective for annual periods on January 1, 2024, and periods beginning on January 1, 2025. The Company adopted this standard for its 2024 annual financial statements and applied this standard retrospectively for all prior periods presented in the financial statements. ASU 2023-07 has no material impact on the Group’s unaudited interim condensed consolidated financial statements.

The Company operates and manages its business as a single segment and has one operating and reportable segment, Virtual Content Production. The Company’s Chief Executive Officer is the chief operating decision-maker (“CODM”). When making decisions about allocating resources and assessing the performance of the Company as a whole, CODM reviews operating metrics and unaudited interim condensed consolidated financial statements.

The Company concluded that consolidated net income (loss) reported in the unaudited interim condensed consolidated statements of operations and comprehensive income (loss) is the measure of segment profitability, and consolidated total assets reported in the unaudited interim condensed consolidated balance sheets is the measure of segment assets. The CODM refers to consolidated operating results and financial condition when addressing strategic and operational matters and allocating resources. Significant expense categories regularly provided to and reviewed by the CODM are those presented in the unaudited interim condensed consolidated statements of operations and comprehensive income (loss). As substantially all of the Company’s long-lived assets are located in the United States, and substantially all of the Company’s expenses are derived from within the United States, no geographical segments are presented.

Note 13 – Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to April 10, 2026, which is the date that the unaudited interim condensed consolidated financial statements were available to be issued. Based on this review, other than described below, the Company did not identify any subsequent event that would have required adjustment or disclosure in the unaudited interim condensed consolidated financial statements.

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

On May 2, 2025, the Company entered into a securities purchase agreement (the “May 2025 Securities Purchase Agreement”) with certain investors for the sale of 1,115,600 shares of common stock at approximately $0.524 per share and 9,380,582 pre-funded warrants (the “May 2025 Pre-Funded Warrants”) at approximately $0.523 per warrant (the “May 2025 Offering”). As of March 31, 2026, The Company received approximately $4.5 million in proceeds for subscription of 1,115,600 shares of its common stock and 7,468,536 pre-funded warrants. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through the reporting date included underwriter’s fees of $314,343 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. The Company used the proceeds from the offering for working capital purposes.

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

Pallas was established for the primary purpose of holding digital assets as a long-term reserve, with the objective of achieving potential appreciation in value. As of March 31, 2026, Pallas held 7,500 units of Bitcoin.

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

Results of Operations

Three Months Ended March 31, 2026 vs. March 31, 2025

	For Three Months Ended March 31,			Percentage
	2026	2025	Change	Change
General and administrative	(1,346,804)	(937,877)	(408,927)	43.6. %
Research and development expense	(303,000)	-	(303,000)	(100.0)%
Loss from operations	(1,649,804)	(937,877)	(711,927)	75.9%
Other (expenses) income, net
Interest income	-	2,118	(2,118)	(100.0)%
Unrealized loss on fair value changes of digital assets	(162,483,197)	-	(162,483,197)	(100.0)%
Sublease rental income	97,826	-	97,826	100.0%
Other (expenses) income, net	(162,385,371)	2,118	(162,387,489)	(7667020.3)%
Loss before income tax	(164,035,175)	(935,759)	(163,099,416)	(17429.6)%
Provision for income taxes	(30,818)	(41,751)	10,933	(26.2)%
Net loss	(164,065,993)	(977,510)	(163,088,483)	16684.1%
Net loss attributable to noncontrolling interest	(17)	-	(17)	(100.0)%
Net loss attributable to GD Culture Group Limited	(164,065,976)	(977,510)	(163,088,466)	16684.1%

Operating Expenses

The Company’s operating expenses include general and administrative (“G&A”) expenses, research and development (“R&D”) expenses. G&A expenses increased by $408,927 from $937,877 for the three months ended March 31, 2025 to $1,346,804 for the three months ended March 31, 2026. The increase was mainly due to the increase in the amortization of intangible assets. R&D expenses increased to $303,000 for the three months ended March 31, 2026, compared to $nil for the three months ended March 31, 2025. The increase was mainly due to the Company increased inputs on research and development about its interactive fiction—story platform.

Other (Expenses) Income, Net

The Company’s other expenses increased to $162,385,371 during the three months ended March 31, 2026, compared to other income of $2,118 for the three months ended March 31, 2025. The increase was mainly due to the unrealized loss on fair value changes of digital assets for the three months ended March 31, 2026.

Net Loss

The Company’s net loss increased by approximately $163.1 million, or 16684.1%, to approximately $164.1 million, for the three months ended March 31, 2026, from $977,510 for the three months ended March 31, 2025. The increase was primarily driven by the unrealized loss on fair value changes of digital assets as discussed above.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $16,805 in its operating bank accounts and working capital deficit of approximately $1.7 million.

From January 2026 to the date the unaudited interim condensed consolidated financial statements were available to be issued, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), made advances of $310,000 to the Company through, these advances are non-interest bearing and due on demand.

In March 2026, the CEO executed a Letter of Support in which he agreed to provide continuing financial support to the Company for a period of at least 12 months from the issuance date of the Company’s unaudited interim condensed consolidated financial statements for the three months ended March 31, 2026.

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

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(649,250)	$(831,308)
Net cash used in investing activities	(100,000)	-
Net cash provided by financing activities	310,000	860,000
Effect of exchange rate change on cash and cash equivalents	14	6
Net change in cash and cash equivalents	$(439,236)	$28,698

Operating activities

Net cash used in operating activities was approximately $0.6 million for the three months ended March 31, 2026, as compared to approximately $0.8 million net cash used in operating activities for the three months ended March 31, 2025. Net loss for the three months ended March 31, 2026 was approximately $164.1 million, as compared to approximately $1.0 million for the three months ended March 31, 2025. Adjustments to reconcile net loss to net cash used in operating activities increased by approximately $162.8 million, mainly due to the increased unrealized loss on fair value changes of digital assets and amortization of intangible assets, and changes in operating assets and liabilities increased approximately $0.5 million.

Investing activities

Net cash used in investing activities was $100,000 for the three months ended March 31, 2026, as compared to $nil for the three months ended March 31, 2025. The increase in net cash used in investing activities was due to the purchase of digital assets for the three months ended March 31, 2026.

Financing activities

Net cash provided by financing activities was approximately $0.3 million for the three months ended March 31, 2026, as compared to approximately $0.9 million for the three months ended March 31, 2025. The decrease in cash flow from financing activities primarily due to the absence of funds from share issuance, partially offset by the proceeds from a related party.

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

Impairment of long-lived assets

The Company’s determination of whether or not an indication of impairment exists at the cash generating unit level requires significant management judgment pertaining to intangible assets, including a software copyright of AI Box, which is used for online living-stream and a software copyright of Chat Box, which is used for online interactive entertainment scenarios, as well as the operating Right-of-use (“ROU”) assets, including the offices of the Company. Management considers both external and internal sources of information in assessing whether there are any indications that the Company’s intangible assets and ROU assets are impaired. For the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment losses in long-lived assets.

Digital assets

The Company holds digital assets primarily for investment and treasury purposes rather than for use in the ordinary course of business. Based on management’s intent and expected holding period, digital assets are classified as either current or non-current assets.

In accordance with ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets, digital assets are accounted for as intangible assets measured at fair value, with changes in fair value recognized immediately in earnings. Digital assets are initially recorded at cost, including acquisition-related fees (see Note 1). Subsequent to initial recognition, digital assets are measured at fair value at each reporting date, and unrealized gains and losses are included in the statement of operations. Upon disposal, the difference between proceeds and carrying amount is recognized as a gain or loss in earnings. The Company discloses the number of units held, cost basis, fair value, and any significant restrictions on the ability to sell or transfer digital assets in the Note 3 to the unaudited interim condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 on a prospective basis for the 2025 annual reporting period since January 1, 2025 and the adoption has no impact on the accompanying unaudited interim condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its future unaudited interim condensed consolidated financial statements.

In March 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326): Simplifications to the Accounting for Short-Term Receivables and Contract Assets. The update introduces practical expedients that allow entities to simplify the estimation of expected credit losses for accounts receivable and contract assets by permitting certain assumptions regarding current conditions and expectations of future economic conditions. The amendments are intended to reduce the complexity and cost of applying the current expected credit loss model for short-term financial assets. The amendments in this update are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its unaudited interim condensed consolidated financial statements. The Company does not currently expect the adoption of this guidance to have a material impact on its unaudited interim condensed consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our unaudited interim condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

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

Liquidity Risk

As of March 31, 2026, the Company had $16,805 cash in its operating bank accounts and working capital deficit of approximately $1.7 million. From January 2026 to the date the unaudited interim condensed consolidated financial statements were available to be issued, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), made advances of $310,000 to the Company through, these advances are non-interest bearing and due on demand.

In March 2026, the CEO executed a Letter of Support in which he agreed to provide continuing financial support to the Company for a period of at least 12 months from the issuance date of the Company’s unaudited interim condensed consolidated financial statements for the three months ended March 31, 2026.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the information included in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Two shareholders previously acquired from the Company certain securities, including shares of common stock and certain pre-funded warrants pursuant to securities purchase agreements by and between the Company and such shareholders dated May 2, 2025 exercised pre-funded warrants to receive 1,697,600 shares of common stock and 1,744,000 shares of common stock, respectively, pursuant to Exercise Notices delivered to the Company, dated January 29, 2026 and January 30, 2026, respectively. Full consideration of the pre-funded warrants, including the “pre-funded” exercise price was given by the shareholders to the Company on or before May 5, 2025, the closing date of such offering.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2026.

GD CULTURE GROUP LIMITED

Date: April 10, 2026	By:	/s/ Xiaojian Wang
	Name:	Xiaojian Wang
	Title:	Chief Executive Officer, President and
Chairman of the Board

Date: April 10, 2026	By:	/s/ Zihao Zhao
	Name:	Zihao Zhao
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)