Form 10-Q
period 2026-06-30
GD Culture Group Ltd
filed 2026-08-14
CIK 1641398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of August 14, 2026, there were 4,162,500 shares of the Company’s common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to unaudited interim condensed consolidated financial statements

Page
Consolidated Financial Statements:
Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	F-1
Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025	F-2
Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2026 and 2025	F-3 – F-4
Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	F-5
Notes to Unaudited Interim Condensed Consolidated Financial Statements	F-6

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,219,580	$456,041
Other receivables, net	21,486,599	41,803
Prepayments	9,059,363	331,588
Total current assets	37,765,542	829,432

EQUIPMENT, NET	776	3,477

RIGHT-OF-USE ASSETS, NET	844,000	987,988

OTHER ASSETS
Intangible assets, net	10,341,378	5,090,238
Other assets	250,740	250,740
Digital assets	451,232,439	662,996,878
Total other assets	461,824,557	668,337,856
Total assets	$500,434,875	$670,158,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$608,015	$507,745
Other payables - related parties	16,746	165,016
Lease liabilities - current	371,885	353,648
Income tax payable	203,489	187,995
Total current liabilities	1,200,135	1,214,404

OTHER LIABILITIES
Lease liabilities – non-current	607,512	781,216
Loan from a shareholder – non-current	100,000	-
Deferred tax liabilities	19,199	20,988
Total other liabilities	726,711	802,204
Total liabilities	1,926,846	2,016,608

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 4,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025(1)	-	-
Common stock, $0.0001 par value, 40,000,000 shares authorized, 4,162,500 and 229,278 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (1)	416	23
Additional paid-in capital (1)	984,365,735	937,776,239
Accumulated deficit	(486,295,107)	(270,071,082)
Accumulated other comprehensive income	152,654	152,627
Total GD Culture Group Limited shareholders’ equity	498,223,698	667,857,807
Noncontrolling interest	284,331	284,338
Total shareholders’ equity	498,508,029	668,142,145
Total liabilities and shareholders’ equity	$500,434,875	$670,158,753

(1)	On June 29, 2026, the Company effected a 1-for-250 reverse stock split. All share and per share amounts presented in these unaudited interim condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

OPERATING EXPENSES
Selling and Marketing expenses	$(1,000,000)	$(300,000)	$(1,000,000)	$(300,000)
General and administrative expenses	(1,296,954)	(1,022,730)	(2,643,758)	(1,960,607)
Research and development expenses	(553,000)	(233,333)	(856,000)	(233,333)
TOTAL OPERATING EXPENSES	(2,849,954)	(1,556,063)	(4,499,758)	(2,493,940)

LOSS FROM OPERATIONS	(2,849,954)	(1,556,063)	(4,499,758)	(2,493,940)

OTHER (EXPENSE) INCOME
Interest income	-	2,179	-	4,297
Unrealized loss on fair value changes of digital assets	(49,281,243)	-	(211,764,440)	-
Realized loss on fair value changes of digital assets	(28,799)	-	(28,799)	-
Sublease income	-	-	97,826	-
TOTAL (EXPENSE) INCOME	(49,310,042)	2,179	(211,695,413)	4,297

LOSS BEFORE INCOME TAXES	(52,159,996)	(1,553,884)	(216,195,171)	(2,489,643)

LESS: INCOME TAX (EXPENSES) BENEFITS	1,947	54,830	(28,871)	13,079

NET LOSS	$(52,158,049)	$(1,499,054)	$(216,224,042)	$(2,476,564)
Net loss attributable to noncontrolling interest	-	-	(17)	-
Net loss attributable to shareholders of common stock	(52,158,049)	(1,499,054)	(216,224,025)	(2,476,564)

OTHER COMPREHENSIVE INCOME
- Foreign currency translation adjustment	23	18	37	24
OTHER COMPREHENSIVE INCOME, net of tax	23	18	37	24
COMPREHENSIVE LOSS, net of tax	$(52,158,026)	$(1,499,036)	$(216,224,005)	$(2,476,540)
Comprehensive (loss) income attributable to noncontrolling interest	6	5	(7)	7
Comprehensive loss attributable to shareholders of common stock	(52,158,032)	(1,499,041)	(216,223,998)	(2,476,547)

WEIGHTED AVERAGE NUMBER OF COMMON STOCKS
Basic and diluted (1)	977,363	79,080	620,243	62,661

Loss per share available to common shareholders
Basic and diluted (1)	$(53.4)	$(19.0)	$(348.6)	$(39.5)

(1)	On June 29, 2026, the Company effected a 1-for-250 reverse stock split. All share and per share amounts presented in these unaudited interim condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2026

	Attributable to GD Culture Group Limited Shareholders
					Additional		Accumulated Other	Total GD Culture Group Limited	Non	Total
	Preferred Stock (1)		Common Stock (1)		Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital (1)	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2026	-	$-	229,278	$23	$937,776,239	$(270,071,082)	$152,627	$667,857,807	$284,338	$668,142,145
Net loss	-	-	-	-	-	(164,065,976)	-	(164,065,976)	(17)	(164,065,993)
Exercise of May 2025 prefunded warrants	-	-	13,767	1	1,743	-	-	1,744	-	1,744
Foreign currency translation	-	-	-	-	-	-	10	10	4	14
Balance, March 31, 2026 (Unaudited)	-	$-	243,045	$24	$937,777,982	$(434,137,058)	$152,637	$503,793,585	$284,325	$504,077,910
Net loss	-	-	-	-	-	(52,158,049)	-	(52,158,049)	-	(52,158,049)
Issuance of common stock for cash	-	-	3,919,455	392	46,587,753	-	-	46,588,145	-	46,588,145
Foreign currency translation	-	-	-	-	-	-	17	17	6	23
Balance, June 30, 2026 (Unaudited)	-	$-	4,162,500	$416	$984,365,735	$(486,295,107)	$152,654	$498,223,698	$284,331	$498,508,029

(1)	On June 29, 2026, the Company effected a 1-for-250 reverse stock split. All share and per share amounts presented in these unaudited interim condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2025

	Attributable to GD Culture Group Limited Shareholders
									Total
								Accumulated	GD Culture Group		Total
					Additional			Other	Limited	Non	Shareholders’
	Preferred Stock (1)		Common Stock (1)		Paid-in	Subscription	Accumulated	Comprehensive	Shareholders’	controlling	Equity
	Shares	Amount	Shares	Amount	Capital (1)	Receivable	Deficit	Income	(Deficit)/Equity	Interest	(Deficit)

Balance, January 1, 2025	-	$-	44,676	$4	$82,760,088	$-	$(83,194,386)	$152,585	$(281,709)	$284,352	$2,643
Net loss	-	-	-	-	-	-	(977,510)	-	(977,510)	-	(977,510)
Issuance of common stock for cash	-	-	4,462	1	909,999	-	-	-	910,000	-	910,000
Foreign currency translation	-	-	-	-	-	-	-	4	4	2	6
Balance, March 31, 2025 (unaudited)	-	$-	49,138	$5	$83,670,087	$-	$(84,171,896)	$152,589	$(349,215)	$284,354	$(64,861)
Net loss	-	-	-	-	-	-	(1,499,054)	-	(1,499,054)	-	(1,499,054)
Issuance of common stock for cash	-	-	4,462	-	541,050	-	-	-	541,050	-	541,050
Issuance of prefunded warrants for cash	-	-	-	-	3,615,226	(17,390)	-	-	3,597,836	-	3,597,836
Exercise of November 2023 Registered Warrants	-	-	3,811	-	-	-	-	-	-	-	-
Issuance of common stock for acquisition of certain software	-	-	9,777	1	5,988,522	-	-	-	5,988,523	-	5,988,523
Foreign currency translation	-	-	-	-	-	-	-	13	13	5	18
Balance, June 30, 2025 (unaudited)	-	$-	67,188	$6	$93,814,885	$(17,390)	$(85,670,950)	$152,602	$8,279,153	$284,359	$8,563,512

(1)	On June 29, 2026, the Company effected a 1-for-250 reverse stock split. All share and per share amounts presented in these unaudited interim condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND ITS SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(216,224,042)	$(2,476,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	2,701	2,152
Amortization of intangible assets	748,860	424,227
Amortization of right-of-use assets	143,988	206,824
Unrealized loss on fair value changes of digital assets	211,764,440	-
Realized loss on fair value changes of digital assets	28,799	-
Deferred income tax	(1,789)	(153,911)

Changes in operating assets and liabilities
Other receivables	9,194	-
Prepayments	(8,727,775)	(1,389,522)
Other payables and accrued liabilities	202,013	(245,963)
Lease liabilities	(155,467)	(268,607)
Taxes payable	15,494	140,832
Other payables - related parties	(148,270)	51,558

Net cash used in operating activities	(12,341,854)	(3,708,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of digital assets	(100,000)	-
Proceeds from disposal of digital assets	71,201
Purchase of intangible assets	(6,000,000)

Net cash used in investing activities	(6,028,799)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,134,155	1,451,050
Proceeds from issuance of prefunded warrants	-	3,602,607
Proceeds from related party loans	310,000	50,000
Proceeds from shareholder loan	-	100,000
Repayments to a related party	(310,000)	(399,485)

Net cash provided by financing activities	25,134,155	4,804,172

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	37	24

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,763,539	1,095,222

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	456,041	22,538

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,219,580	$1,117,760

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$15,166	$-
Cash paid for interest	$-	$-
NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Exercise of May 2025 pre-funded warrants	$1,744	$-
Issuance of common stock for acquisition right, title, and interest in and to the certain software	$-	$5,988,523
Exercise of November 2023 Registered Warrants	$-	$95
Subscription proceeds due from underwriter	$21,453,990	$-

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GD CULTURE GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Organization

GD Culture Group Limited (“GDC” or the “Company”), is a Nevada corporation and a holding company. The Company currently conducts its operations through the Company and its subsidiary, AI Catalysis Corp. (“AI Catalysis”). The Company’s business focused on artificial intelligence-related initiatives using its existing artificial intelligence and virtual content generation technologies. In May and June 2026, the Company purchased two software – Fato and Fictoiv, at a price of $3.0 million each. Fato is an interactive storytelling application that allows users to influence the storyline through in-app choices, resulting in multiple possible narrative outcomes. Fictoiv is an AI-powered visual novel creation tool that enables users to create interactive visual novels with AI-generated content and branching storylines. The platform operates on a bring-your-own-key (BYOK) model, with project data stored locally on users’ devices

Subsidiaries of the Company

The accompanying unaudited interim condensed consolidated financial statements reflect the activities of GDC and each of the following entities:

Name	Background		Ownership
Citi Profit Investment Holding Limited (“Citi Profit BVI”)	●	A British Virgin Island company Incorporated in April 2019	100% owned by the Company
Highlights Culture Holding Co., Limited (“Highlight HK”)	●	A Hong Kong company	100% owned by Citi Profit BVI
	●	Incorporated in November 2022
Shanghai Highlight Entertainment Co., Ltd. (“Highlight WFOE”)	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (WFOE)	100% owned by Highlight HK
	●	Incorporated in January 2023
AI Catalysis	●	A Nevada company	100% owned by the Company
	●	Incorporated in May 2023
Shanghai Xianzhui Technology Co., Ltd. (“SH Xianzhui”)	●	A PRC limited liability company	73.3333% owned by Highlight WFOE
	●	Incorporated in August 2023
Pallas Capital Holding Ltd (“Pallas”)	●	A British Virgin Island company Incorporated in June 2025 and acquired on September 29, 2025	100% owned by the Company

Liquidity and Capital Resources

As of June 30, 2026, the Company had $7,219,580 in its operating bank accounts and working capital of approximately $36.6 million. The Company has incurred significant losses from operations and had an accumulated deficit of approximately $486 million as of June 30, 2026. The Company has historically financed its operations and liquidity needs primarily through equity financings and other capital-raising activities, including proceeds from its at-the-market offerings and other public offerings.

The Company evaluated its ability to continue as a going concern in accordance with ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess whether there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The management assessed its liquidity position and concluded that the Company has sufficient liquidity to meet its obligations as they become due for at least the next twelve months from the date the unaudited interim condensed consolidated financial statements are issued.

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

Reverse Stock Split

On June 29, 2026, the Company effected a 1-for-250 reverse stock split (“Reverse Split”) of its authorized, issued and outstanding shares of preferred stock and common stock. The Reverse Split did not change the par value of the Company’s preferred stock and common stock. All references in these consolidated financial statements to stock, stock prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split (see Note 11, “Stockholders’ Equity and Stock-Based Compensation – Reverse Stock Split”).

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

Cash and Cash Equivalents

As of June 30, 2026 and December 31, 2025, the Company did not have any cash equivalents. All cash were unrestricted as to withdrawal and use and were demand deposits placed with commercial banks.

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

The Company evaluated the subleased office spaces in accordance with the provisions of ASC Topic 842, Leases (“ASC 842”). Since the Company has not been relieved as the primary obligor of the head lease, the Company cannot net the sublease income against its lease payment to calculate the lease liability and right-of-use (“ROU”) asset. The Company records sub-lease income over the term of the subleases on a straight-line basis. The sublease income amounted to $0 and $97,826, respectively, for the three and   six months ended June 30, 2026, which was presented as other income on the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss.

Impairment for Long-lived Assets

The Company’s determination of whether indicators of impairment exist requires significant management judgment with respect to its long-lived assets, including intangible assets and operating right-of-use (“ROU”) assets. The Company’s intangible assets primarily include software copyrights, including AI Box, which was previously used for online live-streaming, Chat Box, which is used for online interactive entertainment scenarios, and Fato and Fictoiv, which were newly acquired during 2026. Management considers both external and internal sources of information, including changes in the intended use of the assets, current and expected operating performance, and changes in the Company’s business strategy, in assessing whether impairment indicators exist.

The software copyright of AI Box was impaired during the fourth quarter of 2025. Chat Box continues to be used in the Company’s current business operations and is consistent with the Company’s current business direction. Based on management’s evaluation, the Company did not identify any impairment indicators related to Chat Box, Fato, Fictoiv or its operating ROU assets as of June 30, 2026. Accordingly, the Company did not recognize any impairment losses on its long-lived assets for the three and six months ended June 30, 2026 and 2025.

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

Fair Value Measurement

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, other receivables, other payables to approximate their fair values because of their short-term nature.

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

As of June 30, 2026 and December 31, 2025, the carrying values of cash, other receivables and other payables approximate their fair values due to the short-term nature of the instruments.

General and Administrative Expenses

General and administrative expenses mainly consist of (i) staff cost, and rental related to general and administrative personnel, (ii) professional expenses and (iii) amortization of intangible assets.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. For the three and six months ended June 30, 2026, the Company recorded $15,901 penalty and interest related to the late filing of fiscal year 2023 and 2024 tax returns, consisting of $5,053 interest and $10,848 penalty. For the three months ended June 30, 2025, the Company recorded $7,428 penalty and interest for failed filing the tax return timely, consisting of $3,341 interest and $4,087 penalty. For the six months ended June 30, 2025, the Company recorded $64,731 penalty and interest for failed filing the tax return timely, consisting of $19,323 interest and $45,408 penalty.

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

In May 2025, the Company issued and sold pre-funded warrants that are exercisable for shares of common stock at a nominal exercise price. In accordance with ASC 260, these prefunded warrants are considered to be common stock equivalents and are included in the calculation of basic and diluted earnings per share when the inclusion is dilutive. As the exercise price of the prefunded warrants is nominal and substantially all conditions necessary to exercise the warrants have been met, the prefunded warrants are included in the weighted average shares outstanding for both basic and diluted loss per share. As of June 30, 2026, 16,108 pre-funded warrants as described were outstanding.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of interim reporting guidance, consolidates interim disclosure requirements within Topic 270, and establishes a disclosure principle for material events and changes occurring since the end of the most recent fiscal year. The amendments are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the accounting for internal-use software costs by removing references to software development project stages and introducing new criteria for determining when software development costs should be capitalized, including consideration of significant development uncertainty. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

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

	June 30, 2026 (unaudited)				December 31, 2025
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Digital assets – non current	451	451	—	—	663	663	—	—
Total	$451	$451	$—	$—	$663	$663	$—	$—

As of June 30, 2026, the Company held 7,500 units of Bitcoin, at cost of $842 million, which were classified as non-current assets. These Bitcoins were originally held by Pallas and continued to be held following the Company’s acquisition of Pallas. During the six months ended June 30, 2026, the Company acquired approximately 1.08 units of Bitcoin, at cost of $100,000 for short-term trading purposes. During the same period, the Company disposed of all such Bitcoin for cash proceeds of US$71,201, recognized a realized loss of US$28,799 on the sale, and held no Bitcoin acquired for short-term trading purposes as of June 30, 2026.

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

As of June 30, 2026, the fair value of the Company’s Bitcoin holdings was approximately $451 million. For the three and six months ended June 30, 2026, the Company recognized a net loss of approximately $49 million and $212 million, respectively, in the unaudited interim condensed consolidated statements of operations related to changes in the fair value of its Bitcoin holdings. For the six months ended June 30, 2025, the Company did not recognize any net loss in the unaudited interim condensed consolidated statements of operations related to changes in the fair value of its Bitcoin holdings.

Note 4 – Other receivables, net

Other receivables, net consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(unaudited)
Subscription proceeds due from underwriter *	$21,453,990	$-
Sublease rental receivable	32,609	32,609
lease deposit	-	9,194
Total other receivables, net	$21,486,599	$41,803

*	Represents the subscription proceeds that were held in the brokerage account of the underwriter as of June 30, 2026 (see Note 11). Immediately subsequent to June 30, 2026, the Company received these proceeds in full from the brokerage account.

Note 5 – Prepayments

Prepayments consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(unaudited)
Prepayments of research and development expenses	$6,000,000	$195,000
Prepayments of marketing expenses	3,000,000	-
Prepayments of operating lease	2,625	45,325
Prepaid car rental	-	75,648
Nasdaq listing fee	43,250	-
Other prepayments	13,488	15,615
Total prepayments	$9,059,363	$331,588

As of June 30, 2026, the Company had $6.0 million in prepayments for maintenance, upgrades and development services related to Fictoiv, which are being amortized over the 12-month service period ending June 2027. The Company also had $3.0 million in prepayments for digital marketing services, which are being amortized over the service period from May through December 2026. The marketing services primarily consist of promotional content development, online advertising and marketing, and market research and analysis.

Note 6 – Equipment, net

Equipment, net consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(unaudited)
Office equipment and furniture	$14,190	$14,190
Subtotal	14,190	14,190
Less: accumulated depreciation	(13,414)	(10,713)
Total	$776	$3,477

Depreciation expense for the three months ended June 30, 2026 and 2025 amounted to $1,095 and $1,075, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 amounted to $2,701 and $2,152, respectively.

Note 7 – Intangible Assets, net

Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(unaudited)
Software	$10,878,615	$4,890,092
Add: purchase of software*	6,000,000	5,988,523
Subtotal	16,878,615	10,878,615
Less: accumulated amortization	(2,933,263)	(2,184,403)
Accumulated impairment	(3,603,974)	(3,603,974)
Total	$10,341,378	$5,090,238

*	In May and June 2026, the Company purchased two software – Fato and Fictoiv, at a price of $3.0 million each. Fato is an interactive storytelling application that allows users to influence the storyline through in-app choices, resulting in multiple possible narrative outcomes. Fictoiv is an AI-powered visual novel creation tool that enables users to create interactive visual novels with AI-generated content and branching storylines. The platform operates on a bring-your-own-key (BYOK) model, with project data stored locally on users’ devices.

Amortization expense for the three months ended June 30, 2026 and 2025 was $449,430 and $361,827, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $748,860 and $424,227, respectively.

As of June 30, 2026, the net book value of software copyrights was $10,341,378, after deducting accumulated amortization of $2,933,263 and accumulated impairment of $3,603,974. No impairment losses were recorded for the three and six months ended June 30, 2026 and 2025.

Future amortization of intangible assets is as follows:

Amortization
Remaining of FY2026	$1,198,854
FY2027	2,397,708
FY2028	2,397,708
FY2029	2,397,708
FY2030	1,499,400
Beyond FY2030	450,000
Total future amortization of intangible assets	$10,341,378

Note 8 – Other Payables and Accrued Liabilities

Other payables and accrued liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
	(unaudited)
Professional service fee	$584,050	$345,570
Payroll	16,847	57,226
Advance from an investor (1)	3,027	4,771
Amounts due to a shareholder (2)	-	100,000
Others	4,091	178
Total	$608,015	$507,745

(1)	Includes advance from one of the warrant shareholders for the exercise of prefunded warrants.

(2)	On January 23, 2025, Green Oasis Limited, which at the time held less than 5% ownership shares in the Company, provided an interest-free loan of $100,000 to the Company, for working capital purposes, with maturity as of April 23, 2025. On April 25, 2025, Green Oasis Limited and the Company extended the maturity date to July 23, 2025. In July 2026 the loan was further extended to July 24, 2028 through an amendment agreement, and was reclassified in loan from a shareholder – non-current.

Note 9 – Related Party Balances and Transactions

Other payables – related parties:

Name of related party	Relationship	Nature	June 30, 2026	December 31, 2025
			(unaudited)
Xiaojian Wang	Chief Executive Officer	Accrued compensations	$12,500	$100,000
Xiaojian Wang	Chief Executive Officer	Operating related fees paid on behalf of the Company	2,150	2,150
Zihao Zhao	Chief Finance Officer	Accrued compensations	-	60,833
Zihao Zhao	Chief Finance Officer	Reimbursement	2,096	2,033
Total			$16,746	$165,016

Related Party Transaction

In January 2026, Mr. Xiaojian Wang, the Chief Executive Officer of the Company (“CEO”), made advances of $310,000 to the Company through a loan agreement, these advances are non-interest bearing and due on demand. In May and June 2026, the Company fully repaid such advances, and there was no outstanding as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, the balance of other payables - related parties were $16,746 and $165,016, respectively, mainly consisted of accrued compensation of the Company’s officers, interest - free advances received from the Company’s officers and operating related fees paid by the Company’s officer on behalf of the Company.

For the three months ended June 30, 2026 and 2025, the Company recorded compensation expenses to its officers amounted to $37,500 and $32,036, respectively, for their services provided to the Company. For the six months ended June 30, 2026 and 2025, the Company recorded compensation expenses to its officers amounted to $75,000 and $52,036, respectively, for their services provided to the Company.

Note 10 – Leases

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

	June 30, 2026	December 31, 2025
	(unaudited)
Weighted average remaining lease term:
Operating lease	2.58 years	3.08 years

Weighted average discount rate:
Operating lease	7.54%	7.54%

The balances for the operating leases where the Company is the lessee are presented as follows within the unaudited interim condensed consolidated balance sheets:

	June 30, 2026	December 31, 2025
	(unaudited)
Operating lease right-of-use assets, net
Operating lease	$844,000	$987,988

Lease liabilities
Current portion of operating lease liabilities	371,885	353,648
Non-current portion of operating lease liabilities	607,512	781,216
	$979,397	$1,134,864

Future lease payments under operating leases as of June 30, 2026 were as follows:

Operating Leases
Remaining of FY2026	$230,218
FY2027	401,127
FY2028	409,149
FY2029	34,605
Total lease payments	$1,075,099
Less: imputed interest	95,702
Present value of lease liabilities (1)	$979,397

(1)	As of June 30, 2026, present value of future operating lease payments consisted of current portion of operating lease liabilities and non-current portion of operating lease liabilities, amounting to $371,885 and $607,512, respectively.

Lease expense for all the Company’s operating leases for the three months ended June 30, 2026 and 2025 were $97,827 and $118,524, respectively. Lease payments for all the Company’s operating leases for the three months ended June 30, 2026 and 2025 were $97,827 and $155,461, respectively. Lease expense for all the Company’s operating leases for the six months ended June 30, 2026 and 2025 were $188,766 and $242,016, respectively. Lease payments for all the Company’s operating leases for the six months ended June 30, 2026 and 2025 were $97,827 and $320,117, respectively.

For the three months ended June 30, 2026 and 2025, the Company incurred $17,092 and $120,885 short-term lease expenses and the short-term lease payments were $7,875 and $273,740, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred $119,050 and $167,622 short-term lease expenses and the short-term lease payments were $10,500 and $336,056, respectively.

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

During the three months ended March 31, 2026, the Company recognized sublease income in accordance with the terms of the sublease agreement. Subsequent to the filing of the Company’s Quarterly Report for the three months ended March 31, 2026, the sublease agreement was terminated in April 2026. Following the termination of the sublease, the Company resumed making rental payments directly to the landlord under the head lease for the remainder of the lease term.

For the three and six months ended June 30, 2026, the Company recorded sublease income of $0 and $97,826, respectively, as other income on the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2025, the Company did no have any sublease income.

Note 11 – Equity

Reverse Stock Split

At the Company’s annual shareholder meeting held on December 31, 2025, the Company’s shareholders approved a reverse stock split of the authorized and unauthorized capital stock of the Company, at a ratio ranging between 1-for-2 and 1-for-250, with the exact ratio to be determined by the board of directors of the Company (the “Board”) in its sole discretion, to be effected at any time prior to the one-year anniversary of the date of such stockholders’ approval.

On June 16, 2026, The Board approved effecting a 1-for-250 reverse stock split and authorized the filing of a Certificate of Change with the Secretary of State of Nevada. The Reverse Split became effective in accordance with the terms of the Certificate of Change on June 29, 2026. The Certificate of Change did not change the par value of common stock. As a result of the Reverse Split, the reduction in the aggregate par value of the Company’s issued and outstanding common stock was reclassified from common stock to additional paid-in capital. All references in these financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split. The Reverse Split had no impact on the Company’s total stockholders’ equity.

In connection with the Reverse Split, the Company’s outstanding warrants were proportionately adjusted on a 1-for-250 basis. Accordingly, the number of shares of common stock underlying the warrants and the related exercise prices were adjusted to reflect the Reverse Split. Following such adjustments, each warrant continues to be exercisable for one share of the Company’s common stock.

Common Stock

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 Securities Purchase Agreement”) with certain investors for the sale of 4,462 shares of common stock at $224.09 per share (the “March 2025 Offering”), generating net proceeds in the amount of $910,000, after deducting underwriter’s fees of $70,000, equal to seven percent (7%) of the aggregate gross proceeds raised in this Offering and reimbursement of $20,000 for the underwriter’s legal counsel and due diligence analysis expense. The Company used the proceeds from the offering for working capital purposes.

On May 2, 2025, the Company entered into a securities purchase agreement (the “May 2025 Securities Purchase Agreement”) with certain investors for the sale of 4,462 shares of common stock at approximately $131 per share and 37,523 pre-funded warrants (the “May 2025 Pre-Funded Warrants”) at approximately $130.75 per warrant (the “May 2025 Offering”). As of June 30, 2026, the Company received gross proceeds of approximately $4.5 million for subscription of 4,462 shares of its common stock and 29,875 pre-funded warrants. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through June 30, 2026 included underwriter’s fees of $314,343 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. The Company used the proceeds from the offering for working capital purposes.

On April 28, 2025, the Company entered into a software purchase agreement (the “Agreement”) with Gongzheng Xu and Qing Wang, who are unaffiliated with the Company at the time (collectively, the “GXQW”). Pursuant to the Agreement, the Company agreed to purchase and the GXQW agreed to sell all of GXQW’s right, title, and interest in and to the certain software (the “Chat Box”). The purchase price of the software shall be payable in the form of issuance of 9,777 shares of the Company’s common stock. On April 28, 2025, the Company issued 9,777 shares of its common stock to GXQW and the transaction was completed. The Company used the software to develop its AI business.

On September 8, 2025, the Company, Pallas and the Sellers executed the Share Exchange Agreement, pursuant to which, the Sellers wish to sell to the Acquirer, and the Acquirer wishes to purchase from the Sellers, 100% interest in and to the Target Shares. On September 29, 2025, in exchange for the Target Shares, the Company issued an aggregate of 156,757 shares of the Company’s common stock to such Sellers.

On October 24, 2025, the Company entered into securities purchase agreements (the “October 2025 Securities Purchase Agreement”) with certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement (the “October 2025 Private Placement”), an aggregate of 5,333 shares of the Company’s common stock at a purchase price of $525 per share, for gross proceeds in the amount of $2,800,000. The Company received net proceeds of approximately $2.5 million after deducting underwriter’s fees of $196,000 and other offering costs of $60,000. The Company used the proceeds from the offering for working capital purposes.

On April 28, 2026, the Company entered into an At-The-Market Issuance Sales Agreement (the “April 2026 Sales Agreement”) with the underwriter, under which the Company may issue and sell from time to time, shares of its common stock, having an aggregate offering price of not more than $300,000,000 through the underwriter (the “April 2026 At-the-Market Offering”). From May to June, 2026, the Company sold 2,882,249 shares of common stock in the April 2026 At-the-Market Offering, at the average offering price of approximately $15.6 per share, for aggregated net proceeds of approximately $42 million, after deducting placement agent fees and the estimated offering expenses payable by the Company. As of June 30, 2026, the Company received approximately $20.2 million under the April 2026 At-the-Market Offering, with the remaining of approximately $21.5 million held in a brokerage account of the   underwriter. Immediately subsequent to June 30, 2026, the Company received the $21.5 million proceeds in full from the brokerage account.

On June 24, 2026, the Company entered into a securities purchase agreement (the “June 2026 Purchase Agreement”) with certain institutional investors named thereto (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “June 2026 Offering”) of an aggregate of 1,037,206 shares of the Company’s common stock, at a purchase price of $5.25 per share, for gross proceeds in the amount of approximately $5.45 million. The Company expects to receive net proceeds of approximately $4.9 million after deducting underwriter’s fees of $381,173 and other offering costs of $130,000. The Company used the proceeds from the offering for working capital purposes. As of June 30, 2026, the Company fully received the $4.9 million under the June 2026 Offering.

As of June 30, 2026 and December 31, 2025, the total outstanding shares of the Company’s common stock were 4,162,500 and 229,278, respectively.

Warrants

Prefunded Warrants

In connection with the May 2025 Offering, the Company issued 29,875 shares of pre-funded warrants, which is exercisable immediately.

In January 2026, holders of 13,767 May 2025 Pre-Funded Warrants, exercised their options to purchase 13,767 shares of the Company’s common stock.

As of June 30, 2026 and December 31, 2025, 16,108   and 29,875prefunded warrants were outstanding, respectively.

The summary of warrant activities for the six months ended June 30, 2026 were as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2025	34,114	34,114	$11,448	2.23
Granted	-	-	-	-
Exercised	13,767	13,767	-	-
June 30, 2026 (unaudited)	20,347	20,347	$11,515	1.73

The summary of warrant activities for the six months ended June 30, 2025 were as follows:

	Warrants	Exercisable Into Number of	Weighted Average Exercise	Average Remaining Contractual
	Outstanding	Shares	Price	Life
December 31, 2024	8,445	8,445	$7,485	3.46
Granted	29,875	29,875	0.25	-
Exercised	4,206	4,206	-	-
June 30, 2025 (unaudited)	34,114	34,114	$11,448	2.74

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

The Company concluded that consolidated net income (loss) reported in the unaudited interim condensed consolidated statements of operations and comprehensive income (loss) is the measure of segment profitability, and consolidated total assets reported in the unaudited interim condensed consolidated balance sheets is the measure of segment assets. The CODM refers to consolidated operating results and financial condition when addressing strategic and operational matters and allocating resources. Significant expense categories regularly provided to and reviewed by the CODM are those presented in the unaudited interim condensed consolidated statements of operations and comprehensive income (loss). As substantially all of the Company’s long-lived assets are located in the United States, and substantially all of the Company’s expenses are incurred within the United States, no geographical segments are presented.

Note 14 – Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 14, 2026, which is the date that the unaudited interim condensed consolidated financial statements were available to be issued. Based on this review, other than described below, the Company did not identify any subsequent event that would have required adjustment or disclosure in the unaudited interim condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Overview

GD Culture Group Limited, is a Nevada corporation and a holding company. The Company currently conducts its operations through the Company and its subsidiary, AI Catalysis. The Company’s business focused on artificial intelligence-related initiatives using its existing artificial intelligence and virtual content generation technologies. In May and June 2026, the Company purchased two software – Fato and Fictoiv, at a price of $3.0 million each. Fato is an interactive storytelling application that allows users to influence the storyline through in-app choices, resulting in multiple possible narrative outcomes. Fictoiv is an AI-powered visual novel creation tool that enables users to create interactive visual novels with AI-generated content and branching storylines. The platform operates on a bring-your-own-key (BYOK) model, with project data stored locally on users’ devices

Recent Development

Reverse Stock Split

At the Company’s annual shareholder meeting held on December 31, 2025, the Company’s shareholders approved a reverse stock split of the authorized and unauthorized capital stock of the Company, at a ratio ranging between 1-for-2 and 1-for-250, with the exact ratio to be determined by the board of directors of the Company (the “Board”) in its sole discretion, to be effected at any time prior to the one-year anniversary of the date of such stockholders’ approval.

On June 16, 2026, The Board approved effecting a 1-for-250 reverse stock split and authorized the filing of a Certificate of Change with the Secretary of State of Nevada. The Reverse Split became effective in accordance with the terms of the Certificate of Change on June 29, 2026. The Certificate of Change did not change the par value of common stock. All references in these financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split.

In connection with the Reverse Split, the Company’s outstanding warrants were proportionately adjusted on a 1-for-250 basis. Accordingly, the number of shares of common stock underlying the warrants and the related exercise prices were adjusted to reflect the Reverse Split. Following such adjustments, each warrant continues to be exercisable for one share of the Company’s common stock.

Offering

On May 2, 2025, the Company entered into a securities purchase agreement (the “May 2025 Securities Purchase Agreement”) with certain investors for the sale of 4,462 shares of common stock at approximately $131 per share and 37,523 pre-funded warrants (the “May 2025 Pre-Funded Warrants”) at approximately $130.75 per warrant (the “May 2025 Offering”). As of June 30, 2026, the Company received gross proceeds of approximately $4.5 million for subscription of 4,462 shares of its common stock and 29,875 pre-funded warrants. The offering remains ongoing and has not yet been fully completed. Transaction costs incurred through June 30, 2026 included underwriter’s fees of $314,343 and a $20,000 reimbursement for the underwriter’s legal counsel and due diligence expenses. The Company used the proceeds from the offering for working capital purposes.

On April 28, 2026, the Company entered into an At-The-Market Issuance Sales Agreement (the “April 2026 Sales Agreement”) with the underwriter, under which the Company may issue and sell from time to time, shares of its common stock, having an aggregate offering price of not more than $300,000,000 through the underwriter (the “April 2026 At-the-Market Offering”). From May to June, 2026, the Company sold 2,882,249 shares of common stock in the April 2026 At-the-Market Offering, at the average offering price of approximately $15.6 per share, for aggregated net proceeds of approximately $42 million, after deducting placement agent fees and the estimated offering expenses payable by the Company. As of June 30, 2026, the Company received $20.2 million under the April 2026 At-the-Market Offering, with the remaining of approximately $21.5 million held in a brokerage account of the underwriter. Up to the date the unaudited condensed consolidated financial statements were issued, the Company received the $21.5 million proceeds in full from the brokerage account.

On June 24, 2026, the Company entered into a securities purchase agreement (the “June 2026 Purchase Agreement”) with certain institutional investors named thereto (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “June 2026 Offering”) of an aggregate of 1,037,206 shares of the Company’s common stock, at a purchase price of $5.25 per share, for gross proceeds in the amount of approximately $5.45 million. The Company expects to receive net proceeds of approximately $4.9 million after deducting underwriter’s fees of $50,000 and other offering costs of $80,000. The Company used the proceeds from the offering for working capital purposes. As of June 30, 2026, the Company fully received the $4.9 million under the June 2026 Offering.

Software Purchase Agreement

In May 2026, the Company acquired the software copyright of Fato: Interactive Novel (“Fato”) from Dragon Cliff Limited for cash consideration of $3.0 million. Fato is an interactive novel game application that was launched on the Apple App Store in May 2026. The software copyright was available for its intended use upon launch, and the Company commenced amortization of the software copyright in May 2026.

In June 2026, the Company acquired the software copyright of Fictoiv from Lioness Limited for cash consideration of $3.0 million. Fictoiv is an AI-powered visual novel creation software that was launched on the itch.io platform. The software copyright was available for its intended use in June 2026, and the Company commenced amortization of the software copyright in June 2026.

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

Results of Operations

Three Months Ended June 30, 2026 vs. June 30, 2025

	For Three Months Ended June 30,			Percentage
	2026	2025	Change	Change
Selling and marketing expenses	(1,000,000)	(300,000)	(700,000)	233.3%
General and administrative	(1,296,954)	(1,022,730)	(274,224)	26.8%
Research and development expense	(553,000)	(233,333)	(319,667)	137.0%
Loss from operations	(2,849,954)	(1,556,063)	(1,293,891)	83.2%
Other (expenses) income, net
Interest income	-	2,179	(2,179)	(100.0)%
Unrealized loss on fair value changes of digital assets	(49,281,243)	-	(49,281,243)	100.0%
Realized gain (loss) on fair value changes of digital assets	(28,799)	-	(28,799)	100.0%
Other (expenses) income, net	(49,310,042)	2,179	(49,312,221)	(2263067)%
Loss before income tax	(52,159,996)	(1,553,884)	(50,606,112)	3256.7%
Provision for income taxes	1,947	54,830	(52,883)	(96.4)%
Net loss	(52,158,049)	(1,499,054)	(50,658,995)	3379.4%
Net loss attributable to noncontrolling interest	-	-	-	-
Net loss attributable to GD Culture Group Limited	(52,158,049)	(1,499,054)	(50,658,995)	3379.4%

Operating Expenses

The Company’s operating expenses include selling and marketing expenses(“S&M”), general and administrative (“G&A”) expenses, research and development (“R&D”) expenses. S&M expenses increased by $700,000 from $300,000 for the three months ended June 30, 2025 to $1,000,000 for the three months ended June 30, 2026. The increase was mainly rise in brand marketing expenses and the Company’s increased inputs on marketing and advertising for its interactive reading and narrative entertainment platform. G&A expenses increased by $274,224 from $1,022,730 for the three months ended June 30, 2025 to $1,296,954 for the three months ended June 30, 2026. The increase was mainly due to the increase in the amortization of intangible assets. R&D expenses increased to $553,000 for the three months ended June 30, 2026, compared to $233,333 for the three months ended June 30, 2025. The increase was mainly due to the Company increased inputs on research and development about its interactive fiction—story platform.

Other (Expenses) Income, Net

The Company’s other expenses increased to $49,310,042 during the three months ended June 30, 2026, compared to other income of $2,179 for the three months ended June 30, 2025. The increase was mainly due to the unrealized loss on fair value changes of digital assets for the three months ended June 30, 2026.

Net Loss

The Company’s net loss increased by approximately $50.7 million, or 3379.4%, to approximately $52.2 million, for the three months ended June 30, 2026, from approximately $1.5 million for the three months ended June 30, 2025. The increase was primarily driven by the unrealized loss on fair value changes of digital assets as discussed above.

Six Months Ended June 30, 2026 vs. June 30, 2025

	For Six Months Ended June 30,			Percentage
	2026	2025	Change	Change
Selling and marketing expenses	(1,000,000)	(300,000)	(700,000)	233.3%
General and administrative	(2,643,758)	(1,960,607)	(683,151)	34.8%
Research and development expense	(856,000)	(233,333)	(622,667)	266.9%
Loss from operations	(4,499,758)	(2,493,940)	(2,005,818)	80.4%
Other (expenses) income, net
Interest income	-	4,297	(4,297)	(100.0)%
Unrealized loss on fair value changes of digital assets	(211,764,440)	-	(211,764,440)	100.0%
Realized loss on fair value changes of digital assets	(28,799)	-	(28,799)	100.0%
Sublease rental income	97,826	-	97,826	100.0%
Other (expenses) income, net	(211,695,413)	4,297	(211,699,710)	(4926686.3)%
Loss before income tax	(216,195,171)	(2,489,643)	(213,705,528)	8583.8%
(Provision for) benefit from income taxes	(28,871)	13,079	(41,950)	(320.7)%
Net loss	(216,224,042)	(2,476,564)	(213,747,478)	8630.8%
Net loss attributable to noncontrolling interest	(17)	-	(17)	(100.0)%
Net loss attributable to GD Culture Group Limited	(216,224,025)	(2,476,564)	(213,747,461)	8630.8%

Operating Expenses

The Company’s operating expenses include selling and marketing expenses(“S&M”), general and administrative (“G&A”) expenses, research and development (“R&D”) expenses. S&M expenses increased by $700,000 from $300,000 for the six months ended June 30, 2025 to $1,000,000 for the six months ended June 30, 2026. The increase was mainly rise in brand marketing expenses and the Company’s increased inputs on marketing and advertising for its interactive reading and narrative entertainment platform. G&A expenses increased by $683,151 from $1,960,607 for the six months ended June 30, 2025 to $2,643,758 for the six months ended June 30, 2026. The increase was mainly due to the increase in the amortization of intangible assets. R&D expenses increased to $856,000 for the six months ended June 30, 2026, compared to $233,333 for the six months ended June 30, 2025. The increase was mainly due to the Company increased inputs on research and development about its interactive fiction—story platform.

Other (Expenses) Income, Net

The Company’s other expenses increased to $211,695,413 during the six months ended June 30, 2026, compared to other income of $4,297 for the six months ended June 30, 2025. The increase was mainly due to the unrealized loss on fair value changes of digital assets for the six months ended June 30, 2026.

Net Loss

The Company’s net loss increased by approximately $213.7 million, or 8630.8%, to approximately $216.2 million, for the six months ended June 30, 2026, from approximately $2.5 million for the six months ended June 30, 2025. The increase was primarily driven by the unrealized loss on fair value changes of digital assets as discussed above.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $7,219,580 in its operating bank accounts and working capital of approximately $36.6 million. The Company has incurred significant losses from operations and had an accumulated deficit of approximately $486 million as of June 30, 2026. The Company has historically financed its operations and liquidity needs primarily through equity financings and other capital-raising activities, including proceeds from its at-the-market offerings and other public offerings.

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

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June,
	2026	2025
Net cash used in operating activities	$(12,341,854)	$(3,708,974)
Net cash used in investing activities	(6,028,799)	-
Net cash provided by financing activities	25,134,155	4,804,172
Effect of exchange rate change on cash and cash equivalents	37	24
Net change in cash and cash equivalents	$6,763,539	$1,095,222

Operating activities

Net cash used in operating activities was approximately $12.3 million for the six months ended June 30, 2026, as compared to approximately $3.7 million net cash used in operating activities for the six months ended June 30, 2025. Net loss for the six months ended June 30, 2026 was approximately $216.2 million, as compared to approximately $2.5 million for the six months ended June 30, 2025. The year-over-year increase in net loss was largely offset, for purposes of determining operating cash flows, by an approximately $212.2 million increase in non-cash adjustments, primarily attributable to higher unrealized losses from changes in the fair value of digital assets and increased amortization of intangible assets. In addition, changes in operating assets and liabilities resulted in an approximately $7.1 million increase in net cash used in operating activities, mainly attribute to the increase of prepayments made to third parties for selling and marketing services and research and development services. This increase was partially offset by an increase in other payables and accrued liabilities, which primarily attributable to the accrual of research and development expenses incurred but not yet paid.

Investing activities

Net cash used in investing activities was approximately $6.0 million for the six months ended June 30, 2026, as compared to $nil for the six months ended June 30, 2025. The increase in net cash used in investing activities was due to the purchase of intangible assets of $6.0 million and purchase of digital assets of $100,000 for the six months ended June 30, 2026, partially offset by the Proceeds from disposal of digital assets of $71,201.

Financing activities

Net cash provided by financing activities was approximately $25.1 million for the six months ended June 30, 2026, as compared to approximately $4.8 million for the six months ended June 30, 2025. The increase in cash flow from financing activities primarily due to the proceeds from April 2026 At-the-Market Offering and June 2026 Offering.

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

Impairment of long-lived assets

The Company’s determination of whether or not an indication of impairment exists at the cash generating unit level requires significant management judgment pertaining to intangible assets, including a software copyright of AI Box, which is used for online living-stream and a software copyright of Chat Box, which is used for online interactive entertainment scenarios, as well as the operating Right-of-use (“ROU”) assets, including the offices of the Company. Management considers both external and internal sources of information in assessing whether there are any indications that the Company’s intangible assets and ROU assets are impaired. For the six months ended June 30, 2026 and 2025, the Company did not recognize any impairment losses in long-lived assets.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of interim reporting guidance, consolidates interim disclosure requirements within Topic 270, and establishes a disclosure principle for material events and changes occurring since the end of the most recent fiscal year. The amendments are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the accounting for internal-use software costs by removing references to software development project stages and introducing new criteria for determining when software development costs should be capitalized, including consideration of significant development uncertainty. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our unaudited interim condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Digital Asset Market Price Risk

The Company is exposed to market risk arising from fluctuations in the market price of Bitcoin held by the Company. The market prices of Bitcoin have historically experienced significant volatility and may continue to fluctuate significantly in the future. Changes in the market prices of the Company’s Bitcoin holdings may result in significant fluctuations in their carrying values and gains or losses recognized in the Company’s results of operations. Accordingly, a significant decline in the market prices of Bitcoin held by the Company could have a material adverse effect on the Company’s financial condition and results of operations.

As of June 30, 2026, the fair value of the Company’s Bitcoin holdings was approximately $451 million. A hypothetical 10% decrease in the market prices of Bitcoin as of June 30, 2026 would have resulted in a decrease of approximately $45 million in the carrying value of the Company’s Bitcoin holdings, with a corresponding impact on the Company’s results of operations.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2026.

GD CULTURE GROUP LIMITED

Date: August 14, 2026	By:	/s/ Xiaojian Wang
	Name:	Xiaojian Wang
	Title:	Chief Executive Officer, President and
Chairman of the Board

Date: August 14, 2026	By:	/s/ Zihao Zhao
	Name:	Zihao Zhao
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)